Form 10-Q
period 1996-06-30
CELERITEK INC/CA
filed 1996-08-14
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-25560 .
                                 CELERITEK, INC.
             (Exact name of registrant as specified in its charter)

             California                                          77-0057484
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    3236 Scott Blvd., Santa Clara, CA                              95054
(Address of principal executive offices)                        (Zip code)

                                 (408) 986-5060
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, No Par Value:  6,991,270 shares of July 28, 1996

                                 CELERITEK, INC.

PART I:     FINANCIAL INFORMATION                                        PAGE

    Item 1: Financial Statements (Unaudited)                              1
            Condensed Consolidated Balance
            Sheets:  June 30, 1996 and March 31, 1996.

            Condensed Consolidated Statements of Income:                  2
            Three months ended June 30, 1996 and
            June 30, 1995.

            Condensed Consolidated Statements of Cash Flows:              3
            Three months ended June 30, 1996 and June 30, 1995.

            Notes to Condensed Consolidated Financial Statements          4


    Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                    5 - 8


SIGNATURES                                                                9


PART II:    OTHER INFORMATION

    Item 6: Exhibits and Reports on Form 8-K                              10

            Exhibit 11 - Computation of Earnings per share                11

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                             June 30,       March 31,
                                                               1996           1996
                                                            -----------     ---------
                                                            (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 5,314       $ 3,311
  Short-term investments                                        7,525         7,500
  Accounts receivable, net                                      9,450         9,675
  Inventories                                                   5,837         6,398
  Prepaid expenses and other current assets                       157           126
  Deferred tax assets                                           1,703         1,703
                                                              -------       -------
           Total current assets                                29,986        28,713
Property and equipment, net                                     5,357         5,121
Other assets                                                       43            43
                                                              -------       -------
Total assets                                                  $35,386       $33,877
                                                              =======       =======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 2,227       $ 2,145
  Accrued payroll                                               1,344         1,156
  Accrued liabilities                                           2,893         2,657
                                                              -------       -------
          Total current liabilities                             6,464         5,958
Shareholders' equity                                           28,922        27,919
                                                              -------       -------
Total liabilities and shareholders' equity                    $35,386       $33,877
                                                              =======       =======

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                              Three Months Ended
                                                    June 30,
                                             ---------------------
                                               1996          1995
                                             -------       -------
Total Net Sales                              $11,518       $ 8,003
Cost of Goods Sold                             7,252         5,169
                                             -------       -------
Gross Profit                                   4,266         2,834
Operating expenses:
  Research and development                     1,081           949
  Selling, general and  administrative         1,869         1,475
                                             -------       -------
Total operating expenses                       2,950         2,424

Income from operations                         1,316           410
Interest income (expense) and other              144          (111)
                                             -------       -------
Income before income tax                       1,460           299
Provision for income taxes                       555           120
                                             -------       -------
Net income                                   $   905       $   179
                                             -------       -------
Net income per share                         $  0.12       $  0.03
                                             -------       -------
Shares used in per share calculations          7,322         5,489
                                             -------       -------

                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                           Three Months Ended
                                                         ----------------------
                                                         June 30,      June 30,
                                                           1996          1995
                                                         --------      --------
OPERATING ACTIVITES
Net income                                                  905           179
Adjustment to reconcile net income to net cash
  provided by operating activites:
    Depreciation and amortization                           479           445
    Changes in operating assets and liabilities           1,261          (592)
                                                         ------        ------
Net cash provided by operating activities                 2,645            32

INVESTING ACTIVITIES
Purchase of property and equipment                         (715)         (299)
Purchase of short-term investments                       (2,025)           --
Proceeds from maturities and sales of
 short-term investments                                   2,000            --
                                                         ------        ------
Net cash used in investing activities                      (740)         (299)

FINANCING ACTIVITIES
Payments on lines of credit                                  --          (250)
Borrowings under lines of credit                             --           250
Payments on long-term debt                                   --          (323)
Borrowings on long-term debt                                 --           286
Payments on obligations under capital leases                 --           125
Proceeds from issuance of common stock                       98            13
                                                         ------        ------
Net cash provided by financing activities                    98           101

Increase (decrease) in cash and cash equivalents          2,003          (166)
Cash and cash equivalents at beginning of period          3,311         2,194
                                                         ------        ------
Cash and cash equivalents at end of period                5,314         2,028
                                                         ======        ======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                --           125
     Income taxes                                           609           390
     Capital lease obligations incurred to
       finance equipment                                     --           110

                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 1996

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's annual report. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997.

2.    INVENTORIES

      The components of inventory consist of the following:

                                      June 30,    March 31,
                                        1996        1996
                                       ------      ------
                                         (In Thousands)
      Raw materials.............       $1,750      $2,107
      Work-in-process...........        4,087       4,291
                                       ------      ------
                                       $5,837      $6,398
                                       ======      ======

3.    NET INCOME PER SHARE

      Net income per share is based upon the weighted average number of outstanding shares of common stock, dilutive common equivalent shares from convertible preferred stock (using the if-converted method), and dilutive common equivalent shares from stock options (using the treasury stock method). Pursuant to Securities and Exchange Commission's Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the initial public offering are included in the calculations as if they were outstanding for all periods through September 30, 1995 (using the treasury stock method at the initial public offering price). The difference between primary and fully diluted net income per share is not material for any periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Risks, Trends, and Uncertainties."


RESULT OF OPERATIONS - FIRST QUARTER OF FISCAL 1996 COMPARED TO FIRST QUARTER OF FISCAL 1997:

      Total net sales were $8.0 million for the first quarter of fiscal 1996 as compared to $11.5 million for the first quarter of fiscal 1997. Total net sales to commercial customers increased 44% from $5.7 million for the first quarter of fiscal 1996 to $8.2 million for the first quarter of fiscal 1997, primarily as a result of increased sales to the satellite-based communications market. Total net sales to defense customers increased by 43% from $2.3 million in the first quarter of fiscal 1996 to $3.3 million for the first quarter of fiscal 1997. The increase in defense sales was due to an increase of unit sales to the defense market, partially offset by a decline in average selling prices of defense electronics products. The Company intends to continue to selectively pursue sales to certain defense customers.

      As a percentage of net sales, gross margin increased from 35% of sales in the first quarter of fiscal 1996 to 37% of sales in the first quarter of fiscal 1997. The increase in gross margin was primarily the result of increased production volumes and increased efficiency in the production of certain commercial parts. This improvement was partially offset by a shift in product mix to a substantially higher percentage of commercial products into which a greater percentage of third-party purchased components were incorporated.

      Research and development expenses increased from $0.9 million or 12% of sales in the first quarter of fiscal 1996 to $1.1 million or 9% of sales in the first quarter of fiscal 1997 reflecting the Company's continuing investment in commercial product development. The Company is currently recruiting design engineers for commercial products and expects the dollar amounts of research and development expenses to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

      Selling, general and administrative expenses increased slightly from $1.5 million or 18% of sales in the first quarter of fiscal 1996 to $1.9 million or 16% of sales in the first quarter of fiscal 1997. The increase in dollar amount was a reflection of higher selling costs to support the higher sales volume and increased personnel cost.

      Interest expense and other, net was $111,000 of expense in the first quarter of fiscal 1996 as compared to $144,000 of income in the first quarter of fiscal 1997. The change is due to increased interest income on increased cash and investment balances as a result of proceeds from the initial public offering and the elimination of interest expense as a result of no outstanding borrowings in the first quarter of fiscal 1997.

      The provision for income taxes as a percentage of income before income taxes has been relatively consistent for both the first quarter of fiscal 1996 and 1997.


FINANCIAL CONDITION

      The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

      As of June 30, 1996, the Company had $5.3 million of cash and cash equivalents, $7.5 million of short-term investments and $23.5 million of working capital. The Company believes that the current capital resources combined with cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1997.


RISKS, TRENDS, AND UNCERTAINTIES

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report in Form 10-Q.


      Potential Fluctuations in Quarterly Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including: the timing, cancellation or delay of customer orders; the mix of products sold; the timing of new product introductions by the Company or its competitors; the long sales cycles associated with the Company or its competitors; the long sales cycles associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels, and changes in manufacturing capacity and variations in the utilization of this capacity and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to maintain quarterly profitability in the future.

      Continued Penetration of Commercial Markets; New Product Introductions. The Company's ability to grow will depend substantially on its ability to continue to apply its radio frequency ("RF") and microwave signal processing expertise and GaAs semiconductor technologies to existing and emerging commercial wireless communications markets. If the Company is unable to design, manufacture and market new products for existing or emerging commercial markets successfully, its business, operating results and financial condition will be adversely affected. Furthermore, if the markets for the Company's products in the commercial wireless communications area fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

      Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1996 and the three months ended June 30, sales to the Company's top ten customers accounted for approximately 74% and 83%, respectively, of total net sales. In the three months ended June 30, 1996, two of the Company's customers accounted for 36% and 14% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition.

      No Assurance of Product Performance and Reliability. The Company's customers establish demanding specifications for performance and reliability. There can be no assurance that problems will not occur in the future with respect to performance and reliability of the Company's products. If such problems occur, the Company could experience increased costs, delays in or reductions, cancellations or rescheduling of orders and shipments, product returns and discounts, and product redesigns, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

      Rapid Technological Change. The markets in which the Company competes are characterized by rapidly changing technologies, evolving industry standards and continuous improvements in products and services. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards, and any significant delays in the development, introduction or shipment of products could have a material adverse effect on the Company's business, operating results and financial condition.

      The High Degree of Fixed Costs in the Manufacturing Operation. These fixed costs consist primarily of investments in manufacturing equipment, repair, maintenance and depreciation costs related to such equipment and fixed labor costs related to manufacturing and process engineering. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. To the extent that the Company does not maintain acceptable yields, its operating results could be adversely affected. In addition, during periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results.

      Competition. The markets in which the Company competes are intensely competitive and the Company expects competition to increase. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company and have achieved market acceptance of their existing technologies. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers incorporate the Company's products into their systems, product quality and performance, price, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

      Dependence on Key Suppliers. Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. In the event that its single source suppliers are unable to fulfill the Company's requirements in a timely manner, the Company may experience an interruption in production until alternative sources of supply can be obtained, which could damage customer relationships or have a material adverse effect on the Company's business, operating results and financial condition.

      Dependence on Key Personnel. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future which could have a material adverse effect on the Company's business, operating results and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Celeritek, Inc.
                                  (Registrant)



Date: August 14, 1996                           /s/ MARGARET E. SMITH
                                          -------------------------------------
                                          Margaret E. Smith, Vice President,
                                          Chief Financial Officer and Assistant
                                          Secretary

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits are included herein:

      (11)  Statement re:  Computation of earnings per share

      The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

INDEX TO EXHIBITS


Exhibit
  No.                Description
- -------            ---------------

 11.1              Calculation of Earnings Per Share

 27.1              Financial Data Schedule
