Form 10-Q
period 1996-09-30
CELERITEK INC/CA
filed 1996-11-14
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, No Par Value:  7,029,633 shares as of October 27, 1996

                                 CELERITEK, INC.

PART I:           FINANCIAL INFORMATION                                         PAGE
          Item 1: Financial Statements (Unaudited)                              1
                  Condensed Consolidated Balance
                  Sheets:  September 30, 1996 and March 31, 1996

                  Condensed Consolidated Statements of Income:                  2
                  Three and Six months ended September 30, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows:              3
                  Three and Six months ended September 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements          4


          Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                    5 - 9




PART II: OTHER INFORMATION

          Item 4: Submission of Matters to a Vote of Security Holders           10


          Item 6: Exhibits and Reports on Form 8-K                              11




SIGNATURES                                                                      12

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                              September 30,        March 31,
                                                  1996               1996
                                             -------------        ---------
                                               (Unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 6,598       $ 3,311
  Short-term investments                            8,650         7,500
  Accounts receivable, net                          9,119         9,675
  Inventories                                       5,763         6,398
  Prepaid expenses and other current assets           138           126
  Deferred tax assets                               1,703         1,703
                                                  -------       -------
           Total current assets                    31,971        28,713
Property and equipment, net                         6,078         5,121
Other assets                                           43            43
                                                  -------       -------
Total assets                                      $38,092       $33,877
                                                  =======       =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 2,744       $ 2,145
  Accrued payroll                                   1,126         1,156

  Accrued liabilities                               3,832         2,657
                                                  -------       -------
          Total current liabilities                 7,702         5,958
Shareholders' equity                               30,390        27,919
                                                  -------       -------
Total liabilities and shareholders' equity        $38,092       $33,877
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                               Three Months Ended              Six Months Ended
                                                  September 30,                  September 30,
                                          --------------------------       ------------------------
                                              1996             1995            1996          1995
                                          -----------       --------       ---------       --------
Total Net Sales                              $ 11,657       $  8,731        $ 23,175       $ 16,734
Cost of Goods Sold                              7,355          5,570          14,607         10,739
                                             --------       --------        --------       --------
Gross Profit                                    4,302          3,161           8,568          5,995
Operating expenses:
  Research and development                      1,050            914           2,131          1,863
  Selling, general and  administrative          1,705          1,448           3,574          2,923
                                             --------       --------        --------       --------
Total operating expenses                        2,755          2,362           5,705          4,786

Income from operations                          1,547            799           2,863          1,209
Interest income (expense) and other               109           (100)            253           (211)
                                             --------       --------        --------       --------
Income before income tax                        1,656            699           3,116            998
Provision for income taxes                        630            279           1,185            399
                                             --------       --------        --------       --------
Net income                                   $  1,026       $    420        $  1,931       $    599
                                             ========       ========        ========       ========
Net income per share                         $   0.14       $   0.08        $   0.26       $   0.11
                                             ========       ========        ========       ========
Shares used in per share calculations           7,336          5,502           7,330          5,496
                                             ========       ========        ========       ========

                            See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                                             Six Months Ended
                                                                                 ----------------------------------
                                                                                 September 30,        September 30,
                                                                                     1996                 1995
                                                                                 -------------        -------------
OPERATING ACTIVITIES
Net income                                                                            1,931                599
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and other                                                981                927
    Changes in operating assets and liabilities                                       3,163               (758)
                                                                                     ------             ------
Net cash provided by operating activities                                             6,075                768

INVESTING ACTIVITIES

Purchase of property and equipment                                                   (1,938)              (351)
Purchase of short-term investments                                                   (9,325)              --
Proceeds from maturities and sales of
 short-term investments                                                               8,175               --
                                                                                     ------             ------
Net cash used in investing activities                                                (3,088)              (351)

FINANCING ACTIVITIES

Payments on lines of credit                                                            --               (1,250)
Borrowings under lines of credit                                                       --                1,250
Payments on long-term debt                                                             --                 (670)
Borrowings on long-term debt                                                           --                  285
Payments on obligations under capital leases                                           --                 (195)
Proceeds from issuance of common stock                                                  300                 17
                                                                                     ------             ------
Net cash provided by (used in) financing activities                                     300               (563)

Increase (decrease) in cash and cash equivalents                                      3,287               (146)
Cash and cash equivalents at beginning of period                                      3,311              2,194
                                                                                     ------             ------
Cash and cash equivalents at end of period                                            6,598              2,048
                                                                                     ======             ======

Supplemental disclosures of cash flow information: Cash paid during the period for:

     Interest                                                                          --                  249
     Income taxes                                                                       804                391
     Capital lease obligations incurred to
       acquire equipment                                                               --                  188


                            See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996. Operating results for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. During the quarter ended September 30, 1996, the Company recorded a provision of $800,000 for potential vendor cancellation claims related to a delayed commercial contract.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                                 September 30,             March 31,
                                                                    1996                     1996
                                                                    ----                     ----
                                                                           (In Thousands)
         Raw materials .................................... ..     $1,784                 $2,107
         Work-in-process .................................. ..      3,979                  4,291
                                                                   ------                 ------
                                                                   $5,763                 $6,398
                                                                   ======                 ======


3.       NET INCOME PER SHARE

         Net income per share is based upon the weighted average number of outstanding shares of common stock, dilutive common equivalent shares from convertible preferred stock (using the if-converted method), and dilutive common equivalent shares from stock options (using the treasury stock method). Pursuant to Securities and Exchange Commission's Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods through September 30, 1995 (using the treasury stock method at the initial public offering price). The difference between primary and fully diluted net income per share is not material for any periods presented.

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

RESULT OF OPERATIONS - SECOND QUARTER OF FISCAL 1996 COMPARED TO SECOND QUARTER OF FISCAL 1997:

         Total net sales were $8.7 million for the second quarter of fiscal 1996 as compared to $11.7 million for the second quarter of fiscal 1997. Total net sales to commercial customers increased 33% from $6.1 million for the second quarter of fiscal 1996 to $8.1 million for the second quarter of fiscal 1997, primarily as a result of increased sales to the terrestrial-based communications market. Total net sales to defense customers also increased by 38% from $2.6 million in the second quarter of fiscal 1996 to $3.6 million for the second quarter of fiscal 1997. The Company believes the increased sales to the defense market are the result of the Company's achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company intends to continue to selectively pursue sales to certain defense customers.

         Gross margin increased from 36% of sales in the second quarter of fiscal 1996 to 37% of sales in the second quarter of fiscal 1997. The increase in gross margin was primarily the result of increased production volumes, lower warranty costs, and a change in commercial product mix. These improvements were partially offset by a provision of $800,000 for potential vendor cancellation claims related to a delayed commercial contract.

         Research and development expenses increased from $0.9 million, or 10% of sales, in the second quarter of fiscal 1996 to $1.1 million, or 9% of sales, in the second quarter of fiscal 1997 reflecting the Company's continuing investment in commercial product development. The Company has hired several new design engineers for commercial products and expects research and development expenses to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

         Selling, general and administrative expenses increased from $1.4 million, or 17% of sales, in the second quarter of fiscal 1996 to $1.7 million, or 15% of sales, in the second quarter of fiscal 1997. The increase was due to personnel costs and a provision for bad debt.

         Interest expense and other, net was $100,000 of expense in the second quarter of fiscal 1996 as compared to $109,000 of income in the second quarter of fiscal 1997. The change is due to increased interest income on increased cash and investment balances as a result of proceeds from the initial public offering and the elimination of interest expense as a result of no outstanding borrowings in the second quarter of fiscal 1997.

RESULT OF OPERATIONS - FIRST SIX MONTHS OF FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1997:

         Total net sales were $16.7 million for the first six months of fiscal 1996 as compared to $23.2 million for the first six months of fiscal 1997. Total net sales to commercial customers increased 38% from $11.8 million for the first six months of fiscal 1996 to $16.3 million for the first six months of fiscal 1997, as a result of increased sales to both the satellite-based and terrestrial-based communications markets. The increased sales to the satellite-based communications market included the completion of an order for transceivers for a mobile phone system for which no additional business is forecast. Total net sales to defense customers also increased by 41% from $4.9 million in the first six months of fiscal 1996 to $6.9 million for the first six months of fiscal 1997. The Company believes the increased sales to the defense market are the result of the Company achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company intends to continue to selectively pursue sales to certain defense customers.

         Gross margin increased from 36% of sales in the first six months of fiscal 1996 to 37% of sales in the first six months of fiscal 1997. The increase in gross margin was primarily the result of increased production volumes, lower warranty costs, and a change in commercial product mix. These improvements were partially offset by a provision of $800,000 for potential vendor cancellation claims related to a delayed commercial contract.

         Research and development expenses increased from $1.9 million, or 11% of sales, in the first six months of fiscal 1996 to $2.1 million, or 9% of sales, in the first six months of fiscal 1997 reflecting the Company's continuing investment in commercial product development. The Company has hired several new design engineers for commercial products and expects research and development expenses to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

         Selling, general and administrative expenses increased from $2.9 million, or 17% of sales, in the first six months of fiscal 1996 to $3.6 million, or 15% of sales, in the first six months of fiscal 1997. The increase was due to personnel costs, a provision for bad debts and increased administrative costs.

         Interest expense and other, net was $211,000 of expense in the first six months of fiscal 1996 as compared to $253,000 of income in the first six months of fiscal 1997. The change is due to increased interest income on increased cash and investment balances as a result of proceeds from the initial public offering and the elimination of interest expense as a result of no outstanding borrowings in the first six months of fiscal 1997.

FINANCIAL CONDITION

         The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

         As of September 30, 1996, the Company had $6.6 million of cash and cash equivalents, $8.7 million of short-term investments and $24.3 million of working capital. The Company believes that the current capital resources combined with cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1997.

RISKS, TRENDS, AND UNCERTAINTIES

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report in Form 10-Q.

         Potential Fluctuations in Quarterly Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including: the timing, cancellation or delay of customer orders; the mix of products sold; the timing of new product introductions by the Company or its competitors; the long sales cycles associated with the Company or its competitors; the long sales cycles associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels; changes in manufacturing capacity and variations in the utilization of this capacity; and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to maintain quarterly profitability in the future.

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

         Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1996 and the six months ended September 30, 1996 sales to the Company's top ten customers accounted for approximately 74% and 77%, respectively, of total net sales. In the six months ended September 30, 1996, three of the Company's customers accounted for 22%, 19% and 10% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The High Degree of Fixed Costs in the Manufacturing Operation. The Company's fixed costs consist primarily of investments in manufacturing equipment, repair, maintenance and depreciation costs of such equipment and fixed labor costs related to manufacturing and process engineering. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. To the extent that the Company does not maintain acceptable yields, its operating results could be adversely affected. In addition, during periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results.

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

                           PART 2 - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on August 1, 1996. The results of the voting were as follows:

    Proposal  1: Election of the Board of Directors of the Company.

          Nominee                       Votes For     Votes Withheld
          -------                       ---------     --------------
          Tamer Husseini                5,981,982           3,471
          Robert C. Mullaley            5,982,354           3,099
          William D. Rasdal             5,982,354           3,099
          Charles P. Waite              5,982,354           3,099
          William H. Younger, Jr        5,982,126           3,327



    Proposal  2: Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1997.

                          Votes For:                5,984,598
                          Votes Against:                  400
                          Votes Abstaining:               455

Item 6.  Exhibits and Reports on Form 8-K

The following exhibit is included herein:

         Exhibit 11:       Statement re:  Computation of earnings per share

         Exhibit 27:       Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Celeritek, Inc.
                                                   (Registrant)

Date:    November 14, 1996                 /s/ MARGARET E. SMITH
                                           -------------------------------------
                                           Margaret E. Smith, Vice President,
                                           Chief Financial Officer and Assistant
                                           Secretary

                               INDEX TO EXHIBITS

EXHIBIT
  11      Statement re:  Computation of Earnings per Share

  27      Financial Data Schedule