Form 10-Q
period 1996-12-31
CELERITEK INC/CA
filed 1997-02-13
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from_________ to__________ .

Commission file number 0-25560.


                                CELERITEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                  77-0057484
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   3236 SCOTT BLVD., SANTA CLARA, CA                        95054
(Address of principal executive offices)                  (Zip code)


                                 (408) 986-5060
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

COMMON STOCK, NO PAR VALUE:  7,047,521 SHARES AS OF JANUARY 26, 1997

                                 CELERITEK, INC.



PART I:           FINANCIAL INFORMATION                                         PAGE


          Item 1: Financial Statements (Unaudited)                               1
                  Condensed Consolidated Balance
                  Sheets:  December 31, 1996 and March 31, 1996

                  Condensed Consolidated Statements of Income:                   2
                  Three and Nine months ended December 31, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows:               3
                  Nine months ended December 31, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements           4


          Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      5 - 9




PART II: OTHER INFORMATION


          Item 6: Exhibits and Reports on Form 8-K                               10




SIGNATURES                                                                       11

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                           December 31,  March 31,
                                                               1996         1996
                                                           ------------  ---------
                                                            (Unaudited)   (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 4,789      $ 3,311
  Short-term investments                                       8,750        7,500
  Accounts receivable, net                                    11,282        9,675
  Inventories                                                  6,592        6,398
  Prepaid expenses and other current assets                      336          126
  Deferred tax assets                                          1,703        1,703
                                                             -------      -------
           Total current assets                               33,452       28,713
Property and equipment, net                                    6,349        5,121
Other assets                                                      43           43
                                                             -------      -------
Total assets                                                 $39,844      $33,877
                                                             =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 3,057      $ 2,145
  Accrued payroll                                              1,513        1,156
  Accrued liabilities                                          4,135        2,657
                                                             -------      -------
          Total current liabilities                            8,705        5,958
Shareholders' equity                                          31,139       27,919
                                                             -------      -------
Total liabilities and shareholders' equity                   $39,844      $33,877
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

                                 CELERITEK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                        Three Months Ended      Nine Months Ended
                                                           December 31,            December 31,
                                                        -------------------    -------------------
                                                         1996        1995        1996        1995
                                                        ------      ------      ------      ------
Total Net Sales                                         $10,565     $10,150     $33,740     $26,884
Cost of Goods Sold                                        7,013       6,480      21,620      17,219
                                                        -------     -------     -------     -------
Gross Profit                                              3,552       3,670      12,120       9,665
Operating expenses:
  Research and development                                1,041         808       3,172       2,671
  Selling, general and administrative                     1,504       1,710       5,078       4,633
                                                        -------     -------     -------     -------
Total operating expenses                                  2,545       2,518       8,250       7,304

Income from operations                                    1,007       1,152       3,870       2,361
Interest income (expense) and other                         142         (97)        395        (308)
                                                        -------     -------     -------     -------
Income before income tax                                  1,149       1,055       4,265       2,053
Provision for income taxes                                  437         422       1,622         821
                                                        -------     -------     -------     -------
Net income                                               $  712     $   633     $ 2,643     $ 1,232
                                                         ======     =======     =======     =======

Net income per share                                      $0.10       $0.11       $0.36       $0.23
                                                         ======     =======     =======     =======
Shares used in per share calculations                     7,385       5,583       7,348       5,466
                                                         ======     =======     =======     =======



                            See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                           Nine Months Ended
                                                       -------------------------
                                                       December 31,  December 31,
                                                           1996          1995
                                                       -----------   -----------
OPERATING ACTIVITES
Net income                                                 2,643         1,232
Adjustment to reconcile net income to net cash
  provided by operating activites:
    Depreciation, amortization and other                   1,547         1,416
    Changes in operating assets and liabilities              976          (449)
                                                         -------       -------
Net cash provided by operating activities                  5,166         2,199

INVESTING ACTIVITIES
Purchase of property and equipment                        (2,775)         (482)
Purchase of short-term investments                       (10,925)       (6,000)
Proceeds from maturities and sales of
 short-term investments                                    9,675          --
                                                         -------       -------
Net cash used in investing activities                     (4,025)       (6,482)

FINANCING ACTIVITIES
Payments on lines of credit                                 --          (3,750)
Borrowings under lines of credit                            --           2,250
Payments on long-term debt                                  --          (2,293)
Borrowings on long-term debt                                --             285
Payments on obligations under capital leases                --            (276)
Proceeds from issuance of common stock                       337        10,478
                                                         -------       -------
Net cash provided by (used in) financing activities          337         6,694

Increase (decrease) in cash and cash equivalents           1,478         2,411
Cash and cash equivalents at beginning of period           3,311         2,194
                                                         -------       -------
Cash and cash equivalents at end of period                 4,789         4,605
                                                         =======       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                               --             375
     Income taxes                                            905           595
  Supplemental disclosure of non-cash investing
    and financing activities:
     Capital lease obligations incurred to
       acquire equipment                                    --             252




                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.       INVENTORIES

         The components of inventory consist of the following:


                                               December 31,     March 31,
                                                  1996            1996
                                               -----------      --------
                                                     (In Thousands)
         Raw materials ................          $2,631          $2,107
         Work-in-process ..............           3,961           4,291
                                                 ------          ------
                                                 $6,592          $6,398
                                                 ======          ======

3.       NET INCOME PER SHARE

         Net income per share is based upon the weighted average number of outstanding shares of common stock, dilutive common equivalent shares from convertible preferred stock (using the if-converted method), and dilutive common equivalent shares from stock options (using the treasury stock method). Pursuant to Securities and Exchange Commission's Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method at the initial public offering price). The difference between primary and fully diluted net income per share is not material for any periods presented.

4.       ACCRUALS

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




RESULT OF OPERATIONS - THIRD QUARTER OF FISCAL 1996 COMPARED TO THIRD QUARTER OF FISCAL 1997:
         Total net sales were $10.1 million for the third quarter of fiscal 1996 as compared to $10.6 million for the third quarter of fiscal 1997. Total net sales to commercial customers decreased 35% from $8.4 million for the third quarter of fiscal 1996 to $5.5 million for the third quarter of fiscal 1997, primarily as a result of the completion of an order for transceivers for a mobile phone system in the second quarter of fiscal 1997, which accounted for approximately $3.9 million of sales in the third quarter of fiscal 1996. Total net sales to defense customers increased by 200% from $1.7 million in the third quarter of fiscal 1996 to $5.1 million for the third quarter of fiscal 1997. The Company believes the increased sales to the defense market are the result of the Company's achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase or remain at a significant level in the future. However, the Company intends to continue to selectively pursue sales to certain defense customers.

         Gross margin decreased from 36% of net sales in the third quarter of fiscal 1996 to 34% of net sales in the third quarter of fiscal 1997. The decrease in gross margin was primarily the result of higher overhead expenses as a percent of sales.

         During the three and nine month periods ended December 31, 1996, the Company experienced a shift in the composition of orders received for commercial products to more thin-film products. During the three months ended December 31, 1996, it did not have a sufficient number of experienced thin-film microwave technicians necessary to produce the quantity of thin-film products required to fill its orders for such products which negatively effected total net sales and gross margin. The Company is currently aggressively hiring and training additional thin-film microwave technicians to meet its needs. In addition, the Company is in the process of evaluating additional lease space and purchasing manufacturing equipment to increase overall capacity. There can be no assurance that the Company will be successful in its hiring and training programs, or that the additional lease space and equipment will be available on a cost-effective basis or at all. In addition, even if the Company increases production capacity, there can be no assurance that net sales and gross margin will increase. See "Risks, Trends, and Uncertainties - The High Degree of Fixed Cost in the Manufacturing Operation" and "- Dependence on Key Personnel."

         Research and development expenses increased from $0.8 million, or 8% of net sales, in the third quarter of fiscal 1996 to $1.0 million, or 10% of net sales, in the third quarter of fiscal 1997 reflecting the Company's continuing investment in commercial product development. The Company had more design engineers in fiscal 1997 than fiscal 1996 for commercial products and expects the dollar amount of research and development expenses to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

         Selling, general and administrative expenses decreased from $1.7 million, or 17% of net sales, in the third quarter of fiscal 1996 to $1.5 million, or 14% of net sales, in the third quarter of fiscal 1997. The decrease was due to lower administrative and selling costs, primarily due to lower personnel costs.

         Interest expense and other, net was $97,000 of expense in the third quarter of fiscal 1996 as compared to $142,000 of income in the third quarter of fiscal 1997. The change is due to increased interest income on increased cash and investment balances as a result of proceeds from the initial public offering and the elimination of interest expense as a result of no outstanding borrowings in the third quarter of fiscal 1997.


RESULT OF OPERATIONS - FIRST NINE MONTHS OF FISCAL 1996 COMPARED TO FIRST NINE MONTHS FISCAL 1997:
         Total net sales were $26.9 million for the first nine months of fiscal 1996 as compared to $33.7 million for the first nine months of fiscal 1997. Total net sales to commercial customers increased 7% from $20.3 million for the first nine months of fiscal 1996 to $21.7 million for the first nine months of fiscal 1997, as a result of increased sales to the terrestrial-based communications markets. Sales to the satellite-based communications market included the completion of an order for transceivers for a mobile phone system for which no additional business is forecast. Total net sales to defense customers also increased by 82% from $6.6 million in the first nine months of fiscal 1996 to $12.0 million for the first nine months of fiscal 1997. The Company believes the increased sales to the defense market are the result of the Company achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase or remain at a significant level in the future. However, the Company intends to continue to selectively pursue sales to certain defense customers.

         Gross margin was consistent at 36% of net sales for the first nine months of both fiscal 1996 and 1997.

         Research and development expenses increased from $2.7 million, or 10% of net sales, in the first nine months of fiscal 1996 to $3.2 million, or 9% of net sales, in the first nine months of fiscal 1997 reflecting the Company's continuing investment in commercial product development. The Company had more design engineers in fiscal 1997 than fiscal 1996 for commercial products and expects the dollar amount of research and development expenses to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

         Selling, general and administrative expenses increased from $4.6 million, or 17% of net sales, in the first nine months of fiscal 1996 to $5.1 million, or 15% of net sales, in the first nine months of fiscal 1997. The dollar increase was due to personnel costs, a provision for bad debts and increased administrative and selling costs.

         Interest expense and other, net was $308,000 of expense in the first nine months of fiscal 1996 as compared to $395,000 of income in the first nine months of fiscal 1997. The change is due to increased interest income on increased cash and investment balances as a result of proceeds from the initial public offering and the elimination of interest expense as a result of no outstanding borrowings in the first nine months of fiscal 1997.


FINANCIAL CONDITION
         The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

         As of December 31, 1996, the Company had $4.8 million of cash and cash equivalents, $8.8 million of short-term investments and $24.7 million of working capital. The Company believes that the current capital resources combined with cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1998.


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

         Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1996 and the nine months ended December 31, 1996 sales to the Company's top ten customers accounted for approximately 74% and 68%, respectively, of total net sales. In the nine months ended December 31, 1996, three of the Company's customers accounted for 19%, 15% and 10% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Key Personnel. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. In particular, the Company in the past has experienced difficulty attracting and retaining qualified thin-film microwave technicians. Competition for experienced technicians is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future which could have a material adverse effect on the Company's business, operating results and financial condition.

Item 6.           Exhibits and Reports on Form 8-K


The following exhibit is included herein:

         Exhibit 11:       Statement re:  Computation of earnings per share
         Exhibit 27.1:     Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Celeritek, Inc.
                                              (Registrant)



Date:  February 14, 1997                   /s/ MARGARET E. SMITH
                                       -------------------------------
                                       Margaret E. Smith, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary

                                Exhibit Index

Ex-11   Computation of Earnings Per Share
Ex-27   Financial Data Schedule