Form 10-K
period 1997-03-31
CELERITEK INC/CA
filed 1997-06-06
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _______________

                         Commission file number: 0-25560
                                 Celeritek, Inc.
             (Exact name of Registrant as specified in its charter)

              California                                  77-0057484
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

               3236 Scott Boulevard, Santa Clara, California 95054 (Address of principal executive offices, including zip code)

        Registrant's telephone number including area code: (408) 986-5060

================================================================================

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 16, 1997, was approximately $56,437,178 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               On May 16, 1997, approximately 7,097,896 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Part II and Part IV of this Report on Form 10-K incorporates information by reference from Registrant's 1997 Annual Report to Shareholders. Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.

GENERAL
        Celeritek designs, develops, manufactures and markets high frequency radio products that provide core transmit and receive functions for wireless communications systems. The Company's products are utilized primarily in four markets: (i) microwave radios; (ii) cellular telephone systems and personal communications services ("PCS"); (iii) satellite-based communications; and (iv) defense electronics. For the year ended March 31, 1997, approximately 61% of the Company's total net sales were derived from the commercial wireless communications markets.

        The Company's gallium arsenide radio-frequency integrated circuits ("GaAs RF ICs") and high frequency radio transceiver subsystems and components operate in the high radio frequency ("RF") range of 800 MHz to 1 GHz and in the microwave frequency range of 1 GHz to 40 GHz. The Company's wireless subsystem division's products include subsystems and components for point-to-point radios, very small aperture terminals ("VSAT") and for cellular and PCS base stations. The Company's semiconductor division's products include GaAs RF ICs for PCS, wireless local loop and cellular subscriber equipment and base station applications. The Company's defense electronics products are for applications such as missile guidance, electronic countermeasures and communications satellites. The Company believes that its integrated circuit and system design expertise, together with its in-house semiconductor foundry and proprietary GaAs process technologies, have enabled it to provide its OEM customers with effective solutions tailored to their wireless transmission needs.

        The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a network of manufacturers' representatives managed by the Company's internal sales force.

        The Company was incorporated in California in December 1984. The Company's executive offices are located at 3236 Scott Boulevard, Santa Clara, California 95054, and its telephone number is (408) 986-5060.

INDUSTRY BACKGROUND
        The wireless communications industry has experienced significant worldwide growth during the past decade. This growth has resulted from increased business and consumer demand for wireless communications services. Cost reductions and quality and performance improvements in such wireless communications products as cellular, PCS and satellite-based voice and data systems have also contributed to this growth. As demand for wireless communications services grows, service providers are expanding associated infrastructure. Wireless communications systems can offer the functional advantages of wired communications systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communications systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market's growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communications technology, have led to significant growth in existing wireless telecommunications systems and the emergence of new wireless applications.

        The growth in the wireless communications industry and the proliferation of new applications have led to increased communication traffic and congestion of the historically assigned lower frequency transmission bands. As a consequence, new wireless communications applications are increasingly operating at higher frequencies within the RF and microwave spectrum, where there is less congestion and, due to greater bandwidth, transmission capacities are greater than at lower frequency bands. To accommodate this trend in part, the FCC has auctioned certain microwave frequencies for PCS applications in the United States and governmental agencies worldwide have standardized on L-Band frequencies (generally 1.5 GHz to 1.6 GHz) for mobile satellite services.

        Market demands for high frequency wireless communications services are being addressed by both satellite and terrestrial-based system architectures. Historically, satellite telephony technology was funded by the military for defense applications, and was commercially cost-effective only for specialized high-capacity applications within the telecommunications and broadcast industries. Because of improvements in satellite technology resulting in increased performance, size reductions and lower cost of equipment, satellite-based wireless voice and data networks are increasingly being used for a variety of lower-cost, high-volume commercial applications such as mobile and rural telephony, credit card validation, inventory management and remote monitoring. Satellite systems are being utilized by developing countries that lack a terrestrial-based telecommunication infrastructure, and which seek to provide telephone service for large areas fairly rapidly. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

        As a result of the demand for new and higher performance wireless communication services, there has been worldwide growth of cellular networks and development of new PCS networks. Microwave point-to-point radio networks are increasingly being used for connecting cellular and PCS base stations to a mobile telephone switching office ("MTSO"), because they are often a cost-effective alternative to using wire or fiber connections. Utilization of radio networks offers more flexibility in base station placement and results in lower installation, upgrade and maintenance costs than wired networks. In addition, radio networks are often preferable to wired networks in areas of difficult topography, where the installation or leasing of wire lines may be cost-prohibitive or impractical.

        The recent worldwide trend toward privatization of public telephone operators and deregulation of local telephone or "local loop" services has resulted in increased competition in the delivery of telephone services from alternative access providers. Many of these new access providers, such as long-distance telephone carriers, public utilities and cable television companies, must install or upgrade infrastructure to support basic and enhanced services. In addition, worldwide demand for basic telephone service has grown, especially in developing countries. As new infrastructure is established to deliver local telephone service, service providers are often choosing wireless transmission systems, which involve a number of short-haul radio connections, instead of a traditional wired approach, to connect subscribers to the public telephone network because wireless systems generally offer lower cost and faster installation.

        A core component of any wireless transmission system is the radio transceiver. A transceiver serves two signal processing functions: as a transmitter, it transforms modulated voice and data into a radio signal for wireless transmission; as a receiver, it converts the incoming radio signal back into modulated voice or data. As use of wireless communications systems increases and new wireless applications develop, there is a growing need for cost-effective GaAs RF ICs and high-frequency radio transceiver subsystems, components that meet demanding performance specifications of signal-to-noise ratio, gain and distortion, as well as stringent requirements for size, weight and power consumption.

CELERITEK SOLUTION
        The Company provides GaAs RF ICs and high-frequency radio transceiver subsystems and components to leading suppliers of wireless communications systems. Using its integrated circuit and system design expertise, together with its in-house semiconductor foundry and proprietary GaAs process technologies, the Company provides its OEM customers with radio transceiver solutions tailored to their specific wireless transmission needs, anticipating and solving system architecture and performance problems. The Company believes that its solution-driven approach enables its customers to concentrate on their core competencies, accelerate product time to market and achieve cost savings. The Company has developed an extensive library of signal processing functions that serve as the standard building blocks for its products. The Company maintains manufacturing control of its products through use of a wide range of in-house manufacturing technologies, including its semiconductor foundry, which the Company believes enables it to reach production volumes more quickly and provide greater control over quality and delivery of its products; in addition, the Company can more easily modify system and circuit designs to reduce wafer processing costs and cycle time. The Company believes that its engineering capability, coupled with its in-house vertically integrated manufacturing base, allows the Company to select the most appropriate technology for a given application to optimize cost and performance, and provides for a time-efficient product development process, from design through prototype and into manufacturing.

STRATEGY
        The Company's strategy is to identify high-growth markets of the wireless communications industry, target leading OEMs in those markets and provide its customers the application-specific products they require by leveraging its expertise in integrated circuit and system design as well as GaAs process technologies. The following are the key elements of the Company's strategy:

        Expand Penetration of Wireless Markets. The Company targets selected high-growth commercial markets and focuses on specific opportunities where the Company believes that it has developed or can develop a competitive advantage and become a market leader. The Company targets a mix of established markets, such point-to-point microwave radio applications, and emerging mainstream markets, such as PCS, that it expects to generate revenue in the near-term, while providing for medium and long-term growth.

        Target Worldwide Industry Leaders. Many of the wireless communication markets are dominated by a limited number of large system manufacturers. The Company targets industry leaders to optimize return from its engineering and manufacturing resources.

        Team with Customers. The Company's sales and engineering teams work closely with its customers, from design through prototype and into manufacturing, to help them develop system-wide solutions to their wireless transmission needs. The Company's customer engineering support team uses its expertise in components, subsystems and system architecture to develop application-specific wireless transmission solutions for its customers' products. The Company has successfully developed close working relationships with many of its major customers where the Company's engineering organization assists customers in their analysis and design of new wireless transmissions systems.

        Offer Broader Range of Solutions. The Company focuses on designing application-specific products for its customers. Historically, the Company manufactured transceiver components for the defense industry. A few years ago, in order to address the needs of the commercial wireless communications industry, the Company began focusing on developing and marketing higher level assemblies, namely, radio transceiver subsystems. More recently, the Company has developed a product line of GaAs RF ICs to service the cellular and PCS handset market. The addition of these products allows the Company to address customer needs from integrated circuits to fully integrated systems.

        Capitalize on Demonstrated Expertise in High Frequency Signal Processing. Since its inception in 1984, the Company has accumulated a substantial base of knowledge in the development of system architectures and integrated circuits for RF and microwave signal processing. The Company has compiled an extensive library of signal processing functions that it integrates into higher level systems. The Company markets its products based upon design experience and expertise in RF and microwave transmission technologies to wireless communication customers that are increasingly demanding RF and microwave systems solutions.

MARKET AND CUSTOMERS

        The Company's products are utilized primarily in four markets: (i) microwave radios; (ii) cellular telephone systems and personal communications services; (iii) satellite-based communications; and (iv) defense electronics.

Microwave Radios

        Wireless voice networks are expanding in response to the build-out of infrastructure to support demand for cellular telephony, new PCS networks and emerging wireless local telephone or "local loop" service.

        Wireless voice networks generally consist of a series of base stations that interconnect to an MTSO using microwave point-to-point radios. Subscribers to these systems can be either mobile, as is the case with cellular and PCS, or fixed-site, as is the case with wireless local loop networks. Subscribers transmit to base stations, and base stations transmit to subscribers using RF radios.

        In certain high traffic applications, a point-to-point radio system is a more economical means to connect base stations than wire or fiber connections. A radio system can be installed more quickly and at a lower cost than a wired system, primarily because of limitations and difficulties in installing land lines for a wired system. The market for point-to-point radios is also increasing as companies use radios to bypass local telephone operating companies for private networking applications. Also, as alternative access providers establish new infrastructures to deliver local telephone service, the Company believes that they will likely use microwave radio networks as, in many cases, these networks can be implemented faster and more cost-effectively than traditional wired approaches.

        The Company designs, manufactures and markets microwave radio transceivers and outdoor units to customers including P-COM, Inc., Harris Corp. and California Microwave, Inc. for point-to-point radio applications.

Cellular Telephone Systems and Personal Communication Services

        As wireless usage grows, wireless service providers continue to improve the quality and functionality of the services they offer and seek to offer greater bandwidth for increased capacity. To expand capacity, governments are making available less congested frequency bands for new wireless communications services. PCS is a category of digital systems and services that lets users send and transmit voice messages, e-mail, faxes and other data with a cordless handset device. PCS technology is also used for wireless private branch exchange
(PBX) office-based systems. In such a system, digital cordless phones have the same functionality as extensions, ringing when an office member is dialed regardless of the user's location. These digital PCS networks - which require more cells (base stations) but are much cheaper to install than cellular ones - are stimulating competition from cellular providers as they overhaul their analog networks to compete with the clarity, security and capacity of digital processing.

        The Company sells high-frequency radio transceiver subsystems and components for PCS and cellular base station applications to customers including Hughes Network Systems and Qualcomm. The Company has design-ins for GaAs RF ICs for telephones and base stations for Motorola, Inc., Lucent Technologies, and L.M. Ericsson Telefonaktiebolaget.

Satellite-based Communications

        Very Small Aperture Terminals ("VSAT") are satellite communication systems utilizing fixed-site terminals. Although primarily used for data applications such as credit card validation, inventory management, accounting data collection and remote monitoring, VSATs are increasingly being used for telephony applications.

        The VSAT market has grown because VSATs have an established track record of providing reliable, cost-effective alternatives to existing wired networks, and, where no network exists, the cost of installing the VSAT infrastructure is generally lower as compared to a wired system. In addition, VSAT system manufacturers are developing lower cost equipment to expand into higher volume applications.

        Use of VSATs for telephony applications is being driven by the demand for basic telephone service in rural and urban areas of countries that lack an adequate telecommunications infrastructure such as India and China in Asia, the developing nations in Eastern Europe, and South America. VSAT telephony systems also have applications in remote locations and inaccessible terrains. These systems offer a cost-effective alternative to traditional wired telephony systems, with a faster installation time.

        The Company produces subsystems and components for use in VSAT data and telephony systems for system providers including Hughes Network Systems and Gilat Satellite Networks Ltd., which provide VSAT earth stations and related hub equipment.

        The Company's ability to grow will depend substantially on its ability to continue to apply its RF and microwave signal processing expertise and GaAs semiconductor technologies to existing and emerging commercial wireless communications markets. If the Company is unable to design, manufacture and market new products for existing or emerging commercial markets successfully, its business, operating results and financial condition will be adversely affected. Furthermore, if the markets for the Company's products in the commercial wireless communications area fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

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

Defense Electronics Market
        Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles' tracking systems through various RF and microwave signal processing techniques. The Company supplies its transceiver components to major electronic system manufacturers such as Lockheed-Martin, Northrop-Grumman Corp., and ITT Aerospace for installation into electronic countermeasure, radar systems and communications satellites for various military aircraft and missile systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.

        In response to changing market conditions, over the last three years the Company has shifted its focus from defense markets to commercial wireless communications markets. During fiscal 1996 and 1997, defense sales accounted for 26% and 39% of total net sales, respectively. The Company does not expect sales to defense customers to increase from the levels achieved in the 1997 fiscal year due to reductions in funding for new defense programs. While the Company has developed and will continue to develop products for defense programs, there can be no assurance that sales to defense customers will not further decrease in the future.

TECHNOLOGY
        The Company utilizes its experience and expertise in RF and microwave circuit design and GaAs semiconductor technology to design and manufacture transceiver subsystems for commercial and military wireless transmissions applications. The Company also designs and manufactures component parts for transceivers such as amplifiers, oscillators and mixers as well as devices such as transistors, diodes, switches and integrated circuits that make up such components.

        Transceivers
        A transceiver serves two signal processing functions: as a transmitter, it transforms modulated voice or data into a signal for wireless transmission; as a receiver, it converts the incoming signal back into modulated voice or data. In the transmission process, lower frequency voice or data signals are converted to higher frequency signals in components such as mixers or multipliers by using signals generated by oscillators. The signals are then amplified so that they will have sufficient strength to reach the next location and filtered so that only the desired signal will be transmitted. When received, the signals are weak and are amplified with an amplifier and converted with a mixer back to the modulated voice or data that was originally transmitted.

        Transceivers and component parts for transceivers are circuits that perform the functions described above. RF and microwave circuits can be either non-integrated (called hybrid circuits) or integrated (called ICs). The hybrid circuit is a basic building block of a transceiver. A hybrid circuit typically consists of a ceramic platform called a substrate on which GaAs field effect transistors ("FETs") and other electronic components are interconnected to perform signal processing functions such as amplification, conversion from one frequency to another and filtering. The performance of the circuit is affected by the characteristics of the FETs and other electronic components, the inter-connectivity patterns of various components, the shape, size and location of the components with respect to each other, the type of material used for the substrate, and the size, shape and type of enclosure that is designed to hold the circuit. Predicting and controlling performance in circuit designs at RF and microwave frequencies requires a combination of design experience and precise modeling of component performance. Perfecting circuit designs also requires expertise in partitioning circuit blocks. Knowledge of which functions to integrate or separate and how various blocks will interact in the system results in better overall performance and small circuit size.

        An IC is a highly integrated circuit on a single chip that is capable of performing functions similar to those performed by a hybrid circuit and is typically manufactured using GaAs. Because of their high degree of integration, ICs are substantially smaller, lighter weight, less costly, more reliable and more easily incorporated into customers' end equipment than hybrid circuits intended to perform the same function. However, unlike hybrid circuits, ICs typically cannot achieve certain specialized performance levels and cannot be easily customized through tuning. As a result, ICs are particularly well suited for cost-sensitive, high volume applications.

        The packaging and testing of high frequency ICs is particularly challenging. The plastic packaging of microwave circuits acts as a tuning element for the high frequency IC, causing the performance of the circuit when packaged to differ from its performance before packaging. The Company has invested significant resources resolving these performance problems associated with package design and plastic packaging compounds and has designed circuits with low-cost packages that meet specific performance objectives. To test its IC products, the Company uses its knowledge of RF and microwave test equipment and test circuit environments to produce test stations that interface directly with commercially available automated handlers. These test circuits are designed to closely simulate the end application environment while maintaining very high throughput to keep manufacturing costs down and to minimize the effort needed to achieve test correlation with customers.

        Gallium Arsenide
        Gallium arsenide, referred to as GaAs, is a semiconductor material that has an electron mobility that is up to five times faster than silicon. As a result, it is possible to design GaAs circuits that operate at significantly higher frequencies than silicon circuits. At similar frequencies, GaAs circuits will produce higher signal strength (gain) and lower background interference (noise) than silicon circuits, permitting the transmission and reception of information over longer distances. GaAs circuits can also be designed to consume less power and operate more efficiently at lower voltages than silicon circuits, yielding transceiver products that can operate with smaller batteries or longer battery life.

        The Company's proprietary wafer fabrication process produces line-width geometries as small as 0.25 microns that permit the production of high performance, highly integrated devices. In a GaAs process, the circuit is layered on top of a GaAs wafer that has a specially prepared surface. The Company has accumulated a sizable base of technology associated with the specification of this special starting material and uses its knowledge of GaAs surface preparation techniques to design the surface of its GaAs products to optimize its customers' specific price and performance objectives. The Company's GaAs process has seven major steps for both its FET and IC products. This is simpler than typical silicon processes, which frequently use 15 to 25 steps. As a result, manufacturing cycle times are generally shorter. The Company's GaAs manufacturing process is accomplished with commercially available fabrication equipment that has been used by the silicon industry for many years. The Company is able to use contact photolithography equipment in its fabrication process, which is less expensive than alternatives, such as stepper technology and E-beam technology typically used with silicon processing. Notwithstanding the simpler GaAs manufacturing process, the production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of raw materials, lower production yields associated with GaAs technology and higher unit costs associated with lower production volumes.

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

PRODUCTS
        The Company's products include a range of GaAs RF ICs and high-frequency radio transceiver subsystems and components used for commercial and defense wireless communications applications. The Company's GaAs RF ICs and high-frequency radio transceiver subsystems and components operate in the RF range of 800 MHz to 1 GHz and in the microwave frequency range of 1 GHz to 40 GHz. The Company's products include subsystems for microwave radios, cellular and PCS base stations and satellite communication systems. The Company's component products include GaAs RF ICs for PCS, wireless local loop and cellular subscriber equipment and base station applications. The Company's defense electronics products are for applications such as missile guidance, electronic counter-measures and communications satellites.

        The Company offers both standard products with published data sheets and price lists and products based upon application-specific designs for its major customers. The Company's transceiver subsystems are generally based upon application-specific designs. The standard building blocks for these designs are derived from the Company's extensive library of signal processing functions used in products previously designed and manufactured by the Company. The Company's semiconductor products are generally standard products or slight modifications of standard products.

GaAs RF ICs, Radio Transceiver Subsystems and Components
        The Company manufactures the key components of the transceiver, including amplifiers, filters, mixers and oscillators, in three different forms: hybrid circuits, high frequency circuit boards using surface mount technology and GaAs ICs. The Company's transceiver subsystems are multifunction assemblies manufactured by integrating the Company's own components with components from third party vendors and may include lower frequency signal processing and antenna functionality.

        Amplifiers are key transceiver components that determine many of the basic performance characteristics of a signal processing system. Low noise amplifiers are used to receive low level signals and increase their level to a usable range. Power amplifiers are used to increase signal levels to the required transmit power range. The Company offers amplifiers which cover a wide frequency range from 500 MHz to 40 GHz in various commercial and defense transmission bands. The Company specializes in medium power amplifiers for narrow band commercial applications and broadband defense electronics applications. Amplifiers represent the Company's major type of product for sale to its defense customers.

Semiconductors
        The Company offers a line of GaAs semiconductor products to OEM customers for use in the commercial wireless communications markets, in addition to those semiconductor products that it incorporates into its own assemblies. The GaAs semiconductor products produced by the Company are transceiver components such as amplifiers, switches and converters. Some of these products are combined to function as complete transceivers. The Company's current revenues from semiconductor products are derived principally from the sale of discreet GaAs FETs and GaAs ICs for use in wireless communications applications such as cellular, PCS and wireless local loop base stations and subscriber units.

SALES AND MARKETING
        The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a network of manufacturers' representatives managed by the Company's internal sales force of nine people. This internal sales force is generally organized by geographic territory. The Company has contracts with 15 manufacturers' representatives in the United States and 15 international representatives which are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, Celeritek advertises in major trade publications and attends major industry shows in the commercial wireless communications and defense markets.

        After the Company has identified key potential customers in its market segments, the Company makes sales calls with its manufacturers' representatives and its own sales, management and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in analog signal processing and wireless transmission. In order to promote widespread acceptance of its transceiver products and provide customers with support for their wireless transmission needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their wireless transmission needs. The Company believes that its customer engineering support provides it with a key competitive advantage.

        During the year ended March 31, 1997, Celeritek had two customers, P-Com and Westinghouse, who accounted for approximately 20% and 11% of total net sales, respectively. In fiscal 1996, two customers, P-Com and Westinghouse, accounted for 29% and 19% of total net sales, respectively, and in fiscal 1995, no customer accounted for over 10% of total net sales. A relatively limited number of OEM customers have historically accounted for a substantial portion of the Company's sales. In fiscal 1996 and 1997, sales to the top ten customers accounted for approximately 74% and 66%, respectively, of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future.

        For fiscal 1997 and fiscal 1996, sales from international customers accounted for 20% and 12%, respectively, of total net sales, primarily for defense electronics applications. In addition, many of the Company's domestic customers sell their products outside of the United States. These sales carry a number of inherent risks, including the need for export licenses, tariffs and other potential trade barriers; reduced protection for intellectual property rights in some countries; the impact of recessionary environments in economies outside the United States and generally longer receivables collection periods.

BACKLOG
        The Company includes in its backlog all purchase orders and contracts for products with requested delivery dates within twelve months.

        The Company's backlog at March 31, 1997 was approximately $35 million, of which 50% was for commercial customers, as compared to approximately $34 million at March 31, 1996, of which 66% was for commercial customers. Generally, purchase orders in backlog are subject to cancellation without penalty at the option of the customer, and from time to time the Company has experienced cancellation of orders in backlog. Most of the Company's quarterly net sales have generally resulted from orders obtained in prior quarters. The Company's backlog is subject to fluctuations and is not necessarily indicative of the Company's future sales. In addition, there can be no assurance that current backlog will necessarily lead to sales in any future period.

        Of the Company's current backlog, approximately one third is attributable to orders received from two customers. If the Company were to lose a major customer, or if orders by a major OEM customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or decreases in government defense spending, the Company's business, operating results and financial condition would be materially adversely affected.

RESEARCH AND DEVELOPMENT
        The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in device packaging. As of March 31, 1997, Celeritek employed 33 people to support its research and development efforts. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers. The Company has developed an extensive library of proven circuits that can be integrated into higher level systems. The Company believes that its ability to leverage this library of modules reduces product time to market and development costs.

        The Company uses advanced RF and microwave development tools, including RF and microwave test equipment and computer aided design ("CAD") systems. The Company uses workstations and analog simulation tools for circuit design and CAD systems for mechanical design and thin film mask layouts.

        The Company's total expenses for research and development for the fiscal years ended March 31, 1997, 1996 and 1995 were $4.3 million, $3.8 million, and $5.3 million, respectively.

MANUFACTURING
        The Company substantially relies on its internal manufacturing capabilities for production of its radio transceiver subsystems and transceiver components, GaAs FETs and RF ICs, hybrid circuits and high frequency circuit boards with surface mount technology. The Company's extensive quality control system is designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military's MIL-Q9858A quality system, which approval is also generally accepted by commercial customers.

        The Company maintains manufacturing control of its products through the use of its in-house GaAs wafer production facility. The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. The Company's facility includes clean rooms, with class 10 performance (no more than ten particles larger than 0.5 microns in size per cubic foot of air) for fabrication operations. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafer can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. In addition, the less mature stage of GaAs technology leads to somewhat greater difficulty in circuit design and in controlling parametric variations, thereby yielding fewer good die per wafer. In addition, the more brittle nature of the GaAs wafers can result in higher processing losses. To maximize wafer yield and quality, the Company tests its products at various stages in the fabrication process, maintains continuous reliability monitoring and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls.

        The Company manufactures its microwave circuits in-house using thin film hybrid techniques that deposit resistors and thin film metalization on the ceramic substrates of its circuits. The Company mounts FETs, ICs and passive components to the substrate and wire bonds these components to the metalization. The Company assembles the circuits in packages and tunes and electrically tests the circuits prior to sealing and environmentally testing them.

        The Company's manufacturing operations entail a high degree of fixed costs. These fixed costs consist primarily of investments in manufacturing equipment, repair, maintenance and depreciation costs related to such equipment and fixed labor costs related to manufacturing and process engineering. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. To the extent that the Company does not maintain acceptable yields, its operating results could be adversely affected. In addition, during periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results.

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

COMPETITION
        The Company's current and potential competitors include specialized manufacturers of RF and microwave signal processing components, large, vertically integrated systems producers that manufacture their own GaAs components and independent suppliers of silicon and GaAs integrated circuits that compete with the Company's GaAs devices. Furthermore, the Company currently supplies components to large OEM customers that are continuously evaluating whether to manufacture their own components or purchase them from outside sources. The Company expects significantly increased competition both from existing competitors and a number of companies that may enter the wireless communications market. In the area of wireless subsystems products, the Company competes primarily with Hewlett-Packard Co., Remec, Inc., Microwave Technology, Inc. (Taiwan) and Mitsubishi Corporation. In the GaAs RF IC products, the Company competes primarily with ANADIGICS, Inc. and TriQuint Semiconductor Inc. In the military market, the Company competes primarily with CTT Inc. and Litton Industries, Inc. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company and have achieved market acceptance of their existing technologies. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers incorporate the Company's products into their systems, product quality and performance, price, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future.

GOVERNMENT REGULATIONS
        The Company's products are incorporated into wireless communications systems which are subject to various FCC regulations. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have an adverse effect on the Company's business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

        The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses in order to comply with environmental regulations. Any past or future failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS
        The Company's ability to compete will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. Although the Company has three U.S. patents, expiring from 2005 to 2008, the Company currently relies primarily on a combination of trade secrets, copyrights, trademarks and contractual rights to protect its intellectual property. None of the Company's patents are critical to the Company's business. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third party development of its technology. In addition, the laws of certain foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results and financial condition.

        From time to time, third parties, including competitors of the Company, may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms or at all. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES
        As of March 31, 1997, the Company had a total of 370 employees including 14 in marketing, sales and related customer support services, 33 in research and development, 310 in manufacturing and 13 in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California which is leased through September 30, 2000. In April, 1997, the Company leased an additional 25,000 square foot building in Santa Clara, California to house its wireless subsystems manufacturing operation. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included under "Market for Registrants' Common Stock" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included under "Summary Consolidated Financial Information" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included from the Company's 1997 Annual Report to Shareholders under the headings listed under Item 14(a)1, of Part IV of this Report on Form 10-K and under "Unaudited Quarterly Consolidated Financial Data" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to the Company's directors and nominees is included under "Election of Directors" and "Section 16a Beneficial Reporting Requirements" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

        The information required by this item relating to the Company's executive officers follows:

Executive Officers
        The executive officers of the Company are as follows:

        Name           Age                             Position
        ----           ---                             --------
Tamer Husseini         54    Chairman of the Board, President and Chief Executive Officer
Margaret E. Smith      49    Vice President, Finance and Chief Financial Officer
Robert D. Jones        57    Senior Vice President, Marketing and Sales
William W. Hoppin      34    Vice President, Sales
Gary J. Policky        55    Vice President, Engineering and Chief Technical Officer
Richard G. Finney      47    Vice President, Manufacturing

        TAMER HUSSEINI, a founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since the Company's organization in 1984. Prior to founding the Company, Mr. Husseini was employed by Granger Associates, a telecommunications company, as Vice President from 1982 until 1984. Before joining Granger Associates, Mr. Husseini was employed by Avantek, Inc. ("Avantek"), a manufacturer of integrated circuits and components for wireless communications applications and now a subsidiary of Hewlett-Packard Company, from 1972 until 1982, most recently as General Manager of the Microwave Transistor Division.

        MARGARET E. SMITH joined the Company in November 1989 as Controller and has served as Vice President, Finance and Chief Financial Officer since January 1994. Prior to joining the Company, Mrs. Smith was employed by Avantek from 1980 until September 1989 where she served most recently as a Divisional Controller.

        WILLIAM W. HOPPIN, joined the Company as a design engineer and has since held various positions in the Company and was appointed Vice President, Sales in April, 1997. Prior to joining the Company, Mr. Hoppin received his Bachelors of Science in Electrical Engineering from Cornell University.

        ROBERT D. JONES, a founder of the Company, has served as Vice President, Marketing since the Company's organization in 1984. Prior to founding the Company, Mr. Jones was employed by Avantek from 1968 until 1981 in Marketing and Sales, where he served most recently as Director of Marketing, and worked from 1981 to 1984 as an Independent Marketing Consultant.

        GARY J. POLICKY, a founder of the Company, has served as Vice President, Signal Processing Operations since the Company's organization in 1984. Prior to founding the Company in 1984, Mr. Policky was employed from 1969 until 1984 at Avantek as Engineering Manager of Microwave Components and Amplifiers.

        RICHARD G. FINNEY joined the Company in 1985 as Director of Manufacturing and has served as Vice President, Manufacturing since January 1996. Prior to joining the Company, Mr. Finney was employed by Loral, Western Operations in 1984 as Director of Operations. Before joining Loral, Western Operations, Mr. Finney was employed by Avantek from 1974 to 1984, most recently as a manufacturing manager.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements and Report of Ernst & Young LLP, Independent
Auditors.

        The following financial statements of the Registrant and Report of Ernst & Young, LLP, Independent Auditors, are contained in the Company's 1997 Annual Report to Shareholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:

        Consolidated Balance Sheets as of March 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995.

        Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flow for the years ended March 31, 1997, 1996, and 1995.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young, LLP, Independent Auditors.

        2.    Financial Statements Schedules

         The following financial statement schedule is filed as part of the Report on Form 10-K on page S-1 and is incorporated herein by reference.

        Schedule II - Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes therein.

     3.  Exhibits


         Exhibit
         Number     Description
         ------     -----------
         3.1 (1)    Restated Articles of Incorporation of Registrant.
         3.3 (1)    By laws of Registrant, as amended to date.
         4.1 (1)    Form of Registrant's Stock Certificate.
         4.2 (1)    Third Modification Agreement (including Registration Rights
                    Agreement) dated July 30, 1990, between the Registrant and certain investors.
         10.1 (1)   1985 Stock Incentive Program and forms of Incentive Stock Option
                    Agreement and Nonstatutory Stock Option Agreement.
         10.2 (1)   1994 Stock Option Plan, as amended, and form of Stock Option
                    Agreement.
         10.3 (1)   Employee Qualified Stock Purchase Plan and form of Subscription
                    Agreement.
         10.4 (1)   Outside Director's Stock Option Plan and form of Stock Option
                    Agreement.
         10.5 (1)   Form of Directors' and Officers' Indemnification Agreement.
         10.6 (1)   Business Loan Agreement dated September 11, 1992 between the
                    Registrant and Silicon Valley Bank and Promissory Notes issued thereunder.
         10.9 (1)   Lease Agreement dated April 1, 1993 between the Registrant and Berg &
                    Berg Development.
        *10.11 (1)  Purchase Order from Westinghouse Electric Corporation dated April 14,
                    1994, along with addenda and exhibits.
         10.12      Lease agreement dated April 11, 1997 between the Registrant and
                    Spieker Properties, L.P.
         10.13      Loan modification agreement dated August 14, 1996 between
                    Registrant and Silicon Valley Bank.
         11         Statement regarding computation of earnings per share.
         13         Annual Report to Shareholders for the year ended March 31, 1997.
         23.1       Consent of Ernst & Young LLP, Independent Auditors.
         27         Financial data schedules.

*Confidential Treatment granted for portions of this Exhibit.

(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

 b.      Reports on Form 8-K

         None during the quarter ended March 31, 1997.

                                                                     SCHEDULE II

                                 CELERITEK, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO                    BALANCE
                                        BEGINNING     COSTS AND                     AT END
           DESCRIPTION                  OF PERIOD     EXPENSES     DEDUCTIONS (1)  OF PERIOD
-----------------------------------     --------      ---------      ----------    ---------
YEAR ENDED MARCH 31, 1997                  $519          $186          $185          $520
  ALLOWANCE FOR DOUBTFUL ACCOUNTS

YEAR ENDED MARCH 31, 1996                  $491          $105          $ 77          $519
  ALLOWANCE FOR DOUBTFUL ACCOUNTS

YEAR ENDED MARCH 31, 1995                  $727          $$60          $296          $491
  ALLOWANCE FOR DOUBTFUL ACCOUNTS


----------------------------------------------------------
(1) DEDUCTIONS REPRESENT WRITE-OFFS OF UNCOLLECTABLE ACCOUNTS RECEIVABLE.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.


                                                  CELERITEK, INC.

Date:   June 6, 1997                       By:  /s/ TAMER HUSSEINI
                                                ------------------
                                                        Tamer Husseini
                                               Chairman of the Board, President,
                                                   and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                               Title                              Date
     ---------                               -----                              ----
/s/ TAMER HUSSEINI                  President, Chief Executive Officer          June 6, 1997
------------------                  and Chairman of the Board of
     Tamer Husseini                 Directors (Principal Executive Officer)


/s/ MARGARET E. SMITH               Vice President, Finance and Chief           June 6, 1997
---------------------               Financial Officer (Principal Financial
     Margaret E. Smith              and Accounting Officer)


/s/ WILLIAM H. YOUNGER JR.          Director                                    June 6, 1997
--------------------------
   William H. Younger, Jr.


/s/ CHARLES P. WATIE                Director                                    June 6, 1997
--------------------
     Charles P. Waite


/s/ WILLIAM D. RASDAL               Director                                    June 6, 1997
---------------------
       William D. Rasdal


/s/ ROBERT MULLALEY                 Director                                    June 6, 1997
-------------------
      Robert Mullaley


                                 Exhibit Index

             Exhibit
             Number            Description
             ------            -----------
             3.1 (1)           Restated Articles of Incorporation of Registrant.
             3.3 (1)           By laws of Registrant, as amended to date.
             4.1 (1)           Form of Registrant's Stock Certificate.
             4.2 (1)           Third Modification Agreement (including Registration Rights Agreement)
                               dated July 30, 1990, between the Registrant and certain investors.
             10.1 (1)          1985 Stock Incentive Program and forms of Incentive Stock Option
                               Agreement and Nonstatutory Stock Option Agreement.
             10.2 (1)          1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
             10.3 (1)          Employee Qualified Stock Purchase Plan and form of Subscription Agreement.
             10.4 (1)          Outside Director's Stock Option Plan and form of Stock Option Agreement.
             10.5 (1)          Form of Directors' and Officers' Indemnification Agreement.
             10.6 (1)          Business Loan Agreement dated September 11, 1992 between the Registrant and Silicon Valley Bank and Promissory Notes issued thereunder.
             10.9 (1)          Lease Agreement dated April 1, 1993 between the Registrant and
                               Berg & Berg Development.

             *10.11 (1)        Purchase Order from Westinghouse Electric Corporation dated April 14, 1994, along with addenda and exhibits.
             10.12             Lease agreement dated April 11, 1997 between the Registrant and
                               Spieker Properties, L.P.

             10.13             Loan modification agreement dated August 14, 1996 between Registrant and Silicon Valley Bank.

             11                Statement regarding computation of earnings per share.
             13                Annual Report to Shareholders for the year ended March 31, 1997.
             23.1              Consent of Ernst & Young LLP, Independent Auditors.
             27                Financial data schedules.

*Confidential Treatment granted for portions of this Exhibit.

(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.