Form 10-Q
period 1997-06-30
CELERITEK INC/CA
filed 1997-08-14
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997
                                            or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to _________.

Commission file number 0-25560.

                                CELERITEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                    77-0057484
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


 3236 SCOTT BLVD., SANTA CLARA, CA                         95054
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)


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

COMMON STOCK, NO PAR VALUE:  7,100,226 SHARES AS OF JULY 27, 1997

                                 CELERITEK, INC.


PART I:           FINANCIAL INFORMATION                                               PAGE


          Item 1: Financial Statements (Unaudited)                                      1
                  Condensed Consolidated Balance
                  Sheets:  June 30, 1997 and March 31, 1997

                  Condensed Consolidated Statements of Income:                          2
                  Three months ended June 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows:                      3
                  Three months ended June 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements                  4


          Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         5 - 9




PART II: OTHER INFORMATION


          Item 6: Exhibits and Reports on Form 8-K                                     10




SIGNATURES                                                                             11

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                 June 30,         March 31,
                                                                   1997             1997
                                                                 -------          -------
                                                               (Unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 5,970          $ 7,033
  Short-term investments                                           7,680            8,200
  Accounts receivable, net                                        11,463           10,111
  Inventories                                                      8,709            7,318
  Prepaid expenses and other current assets                          346              270
  Deferred tax assets                                              2,144            2,144
                                                                 -------          -------
           Total current assets                                   36,312           35,076
Property and equipment, net                                        6,866            6,038
Other assets                                                          91               43
                                                                 -------          -------
Total assets                                                     $43,269          $41,157
                                                                 =======          =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 4,922          $ 3,889
  Accrued payroll                                                  1,870            1,190
  Accrued liabilities                                              3,008            3,594
                                                                 -------          -------
          Total current liabilities                                9,800            8,673
Shareholders' equity                                              33,469           32,484
                                                                 -------          -------
Total liabilities and shareholders' equity                       $43,269          $41,157
                                                                 =======          =======



Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.








                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

                                                           Three Months Ended
                                                                 June 30,
                                                       -------------------------
                                                         1997              1996
                                                       -------           -------
Total net sales                                        $12,595           $11,518
Cost of goods sold                                       8,223             7,252
                                                       -------           -------

Gross profit                                             4,372             4,266
Operating expenses:
  Research and development                               1,208             1,081
  Selling, general and  administrative                   1,795             1,869
                                                       -------           -------
Total operating expenses                                 3,003             2,950

Income from operations                                   1,369             1,316
Interest income (expense) and other, net                   148               144
                                                       -------           -------

Income before income tax                                 1,517             1,460
Provision for income taxes                                 561               555
                                                       -------           -------
Net income                                             $   956           $   905
                                                       =======           =======

Net income per share                                   $  0.13           $  0.12
                                                       =======           =======
Shares used in per share calculations                    7,366             7,322
                                                       =======           =======










                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                 Three Months Ended
                                                             -------------------------
                                                             June 30,          June 30,
                                                               1997              1996
                                                             -------           -------
OPERATING ACTIVITIES
Net income                                                   $   956           $   905
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and other                         562               479
    Changes in operating assets and liabilities               (1,692)            1,261
                                                             -------           -------
Net cash provided by operating activities                       (174)            2,645

INVESTING ACTIVITIES
Purchase of property and equipment                            (1,390)             (715)
Decrease (increase) in other assets                              (48)             --
Purchase of short-term investments                            (4,330)           (2,025)
Proceeds from maturities and sales of
 short-term investments                                        4,850             2,000
                                                             -------           -------
Net cash used in investing activities                           (918)             (740)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                            29                98
                                                             -------           -------
Net cash provided by (used in) financing activities               29                98

Increase (decrease) in cash and cash equivalents              (1,063)            2,003
Cash and cash equivalents at beginning of period               7,033             3,311
                                                             -------           -------
Cash and cash equivalents at end of period                   $ 5,970           $ 5,314
                                                             =======           =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Income taxes                                            $ 1,048           $   609





                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                                   June 30,              March 31,
                                                                     1997                   1997
                                                                   -------                -------
                                                                           (In Thousands)
         Raw materials........................................      $3,482                 $2,751
         Work-in-process......................................       5,227                  4,567
                                                                   -------                -------
                                                                    $8,709                 $7,318
                                                                   =======                =======


3.       NET INCOME PER SHARE

         Net income per share is based upon the weighted average number of outstanding shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). The difference between primary and fully diluted net income per share is not material for any periods presented. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options will be excluded. Basic net income per share computed in accordance with the new statement would have been unchanged for the quarter ended June 30, 1997 and $.01 greater for the quarter ended June 30, 1996 than the net income per share as reported. Diluted net income per share computed in accordance with the new statement approximates net income per share as reported.


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


RESULT OF OPERATIONS - FIRST QUARTER OF FISCAL 1997 COMPARED TO FIRST QUARTER OF FISCAL 1998:

         Total net sales were $11.5 million for the first quarter of fiscal 1997 as compared to $12.6 million for the first quarter of fiscal 1998. Total net sales to commercial customers decreased 22% from $8.2 million for the first quarter of fiscal 1997 to $6.4 million for the first quarter of fiscal 1998, primarily as a result of the completion of an order for transceivers for a mobile phone system in the second quarter of fiscal 1997, which accounted for approximately $4.1 million of sales in the first quarter of fiscal 1997. Total net sales to defense customers increased by 88% from $3.3 million in the first quarter of fiscal 1997 to $6.2 million for the first quarter of fiscal 1998. The Company believes the increased sales to the defense market are the result of the Company's achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase significantly in the future. However, the Company intends to continue to selectively pursue sales to certain defense customers.

         Gross margin decreased from 37% of net sales in the first quarter of fiscal 1997 to 35% of net sales in the first quarter of fiscal 1998. The decrease in gross margin was partially due to increased labor-related overhead expenses associated with a change in product mix. In addition, the company incurred start up costs related to the ramp up in production for its semiconductor products.

         In the first quarter of fiscal 1998, the Company leased approximately 25,000 square feet of additional manufacturing space and is currently in the process of improving this space and purchasing manufacturing equipment to increase overall capacity. There can be no assurance that the Company will be successful in its efforts to increase overall capacity on a timely basis, or at all. In addition, even if the Company increases production capacity, there can be no assurance that the company will generate orders to utilize the additional capacity, or that net sales and gross margin will increase. See "Risks, Trends, and Uncertainties - The High Degree of Fixed Cost in the Manufacturing Operation."

         Research and development expenses increased 9% from $1.1 million, or 9% of net sales, in the first quarter of fiscal 1997 to $1.2 million, or 10% of net sales, in the first quarter of fiscal 1998 reflecting the Company's continuing investment in commercial product development. The Company expects research and development expenses in dollars to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

         Selling, general and administrative expenses decreased from $1.9 million, or 16% of net sales, in the first quarter of fiscal 1997 to $1.8 million, or 14% of net sales, in the first quarter of fiscal 1998. The decrease was due to lower administrative costs, primarily a decrease in bad debt expense.

         Interest income and other, net increased from $144,000 in the first quarter of fiscal 1997 to $148,000 in the first quarter of fiscal 1998.


FINANCIAL CONDITION

         The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

         The Company used cash in the quarter ended June 30, 1997 for general operating purposes and, to a lesser extent, for capital expenditures in connection with activities directed at increasing capacity.

         As of June 30, 1997, the Company had $6.0 million of cash and cash equivalents, $7.7 million of short-term investments and $26.5 million of working capital. The Company believes that the current capital resources combined with cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1998.




RISKS, TRENDS, AND UNCERTAINTIES

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report in Form 10-Q.


         Potential Fluctuations in Quarterly Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including: the timing, cancellation or delay of customer orders; the mix of products sold; changes in manufacturing capacity and variations in the utilization of this capacity; the timing of new product introductions by the Company or its competitors; the long sales cycle associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to maintain quarterly profitability in the future.

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

         The company is currently in the process of completing a new facility to house its wireless subsystems manufacturing operations, and expects to begin manufacturing operations in the new facility in the third quarter of fiscal 1998. There can be no assurance that this facility will be completed when planned. In the event that the new facility is not completed on a timely basis, the Company could be subject to production capacity constraints at its other manufacturing facility. Such constraints could have a material adverse effect on the Company's business, operating results or financial condition.

         Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1997 and the three months ended June 30, 1997 sales to the Company's top ten customers accounted for approximately 66% and 75%, respectively, of total net sales. In the three months ended June 30, 1997, P-Com, Hughes Network Systems, and Northrop-Grumman accounted for 15%, 15% and 12% of total net sales, respectively. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Key Personnel. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. In particular, the Company in the past has experienced difficulty attracting and retaining qualified engineers and thin-film microwave technicians.

Competition for these kinds of experienced personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future which could have a material adverse effect on the Company's business, operating results and financial condition.

Item 6.  Exhibits and Reports on Form 8-K


The following exhibit is included herein:

         Exhibit 11: Statement re: Computation of earnings per share

         Exhibit 27: Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Celeritek, Inc.
                                          (Registrant)



Date:    August 14, 1997                         /s/ MARGARET E. SMITH
                                          -------------------------------------
                                          Margaret E. Smith, Vice President,
                                          Chief Financial Officer and Assistant
                                          Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                   Exhibits

11             Computation of earnings per share

27             Financial Data Schedule