Form 10-Q
period 1997-09-28
CELERITEK INC/CA
filed 1997-11-12
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 28, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission file number  0-25560                    .

                                 CELERITEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                  77-0057484
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

3236 SCOTT BLVD., SANTA CLARA, CA                            95054
--------------------------------------------------------------------------------
Address of principal executive offices)                    (Zip code)

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

COMMON STOCK, NO PAR VALUE: 7,126,270 SHARES AS OF OCTOBER 26, 1997

                                 CELERITEK, INC.


PART I:        FINANCIAL INFORMATION                                          PAGE
                                                                              ----
         Item 1: Financial Statements (Unaudited)                               1
               Condensed Consolidated Balance
               Sheets:  September 30, 1997 and March 31, 1997

               Condensed Consolidated Statements of Income:                     2
               Three and Six months ended September 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows:                 3
               Six months ended September 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements             4


         Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        5 - 10

PART II:       OTHER INFORMATION


         Item 4: Submission of Matters to a Vote of Security Holders            11


         Item 6: Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                      13

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                               September 30, March 31,
                                                  1997         1997
                                                 -------      -------
                                               (Unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                      $ 4,373      $ 7,033
  Short-term investments                           8,750        8,200
  Accounts receivable, net                        11,698       10,111
  Inventories                                     10,156        7,318
  Prepaid expenses and other current assets          538          270
  Deferred tax assets                              2,144        2,144
                                                 -------      -------
           Total current assets                   37,659       35,076
Property and equipment, net                        6,862        6,038
Other assets                                          91           43
                                                 -------      -------
Total assets                                     $44,612      $41,157
                                                 =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $   131       $    -
  Accounts payable                                 4,123        3,889
  Accrued payroll                                  1,463        1,190
  Accrued liabilities                              3,637        3,594
                                                 -------      -------
          Total current liabilities                9,354        8,673
Long-term debt, less current portion                 542            -
Shareholders' equity                              34,716       32,484
                                                 -------      -------
Total liabilities and shareholders' equity       $44,612      $41,157
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                               Three Months Ended        Six Months Ended
                                                 September 30,             September 30,
                                              ----------------------------------------------
                                               1997         1996         1997         1996
                                              -------      -------      -------      -------
Total net sales                               $13,529      $11,657      $26,124      $23,175
Cost of goods sold                              8,591        7,355       16,814       14,607
                                              -------      -------      -------      -------

Gross profit                                    4,938        4,302        9,310        8,568
Operating expenses:
  Research and development                      1,270        1,050        2,478        2,131
  Selling, general and  administrative          2,090        1,705        3,885        3,574
                                              -------      -------      -------      -------
Total operating expenses                        3,360        2,755        6,363        5,705

Income from operations                          1,578        1,547        2,947        2,863
Interest income (expense) and other, net          121          109          269          253
                                              -------      -------      -------      -------

Income before income tax                        1,699        1,656        3,216        3,116
Provision for income taxes                        646          630        1,207        1,185
                                              -------      -------      -------      -------
Net income                                    $ 1,053      $ 1,026      $ 2,009      $ 1,931
                                              =======      =======      =======      =======

Net income per share                          $  0.14      $  0.14      $  0.27      $  0.26
                                              =======      =======      =======      =======
Shares used in per share calculations           7,462        7,336        7,414        7,330
                                              =======      =======      =======      =======



                            See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                            Six Months Ended
                                                       ---------------------------
                                                       September 30, September 30,
                                                           1997         1996
                                                       ------------- -------------
OPERATING ACTIVITIES
Net income                                               $ 2,009       $ 1,931
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and other                   1,132           981
    Changes in operating assets and liabilities           (4,143)        3,163
                                                         -------       -------
Net cash provided by (used in) operating activities       (1,002)        6,075

INVESTING ACTIVITIES
Purchase of property and equipment                        (1,956)       (1,938)
Decrease (increase) in other assets                          (48)            -
Purchases of short-term investments                       (8,330)       (9,325)
Sales of short-term investments                            7,780         8,175
                                                         -------       -------
Net cash used in investing activities                     (2,554)       (3,088)

FINANCING ACTIVITIES
Borrowings on long-term debt                                 673             -
Proceeds from issuance of common stock                       223           300
                                                         -------       -------
Net cash provided by financing activities                    896           300

Increase (decrease) in cash and cash equivalents          (2,660)        3,287
Cash and cash equivalents at beginning of period           7,033         3,311
                                                         -------       -------
Cash and cash equivalents at end of period               $ 4,373       $ 6,598
                                                         =======       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                         $1,228          $804
     Interest                                                  4             -



                            See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 1997

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.      INVENTORIES

        The components of inventory consist of the following:

                                              September 30,  March 31,
                                                  1997        1997
                                                -------      ------
                                                   (In Thousands)
        Raw materials...................        $ 4,228      $2,751
        Work-in-process.................          5,928       4,567
                                                -------      ------
                                                $10,156      $7,318
                                                =======      ======

3.      NET INCOME PER SHARE

        Net income per share is based upon the weighted average number of outstanding shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). The difference between primary and fully diluted net income per share is not material for any periods presented. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options will be excluded. Basic net income per share computed in accordance with the new statement would have been $.01 greater for each of the quarters ended September 30, 1997 and 1996, and $.01 and $.02 greater for the six month periods ended September 30, 1997 and 1996, respectively, than the net income per share as reported. Diluted net income per share computed in accordance with the new statement approximates net income per share as reported.

4.      ACCRUAL

        During the quarter ended September 30, 1996, the Company recorded a provision of $800,000 for potential vendor cancellation claims related to a delayed commercial contract.

5.      LINES OF CREDIT

        On September 12, 1997, the Company extended and amended two revolving lines of credit. The first line of credit for $4,000,000 will expire on September 11, 1998 and will bear interest at the bank's reference rate (8.5% at September 30, 1997). The second line of credit is for $1,000,000 and will also expire on September 11, 1998. On March 11, 1998 and September 11, 1998, any outstanding balance on the second line of credit will be converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan will bear interest at the bank's reference rate plus 0.5%. The loan agreement requires the company to maintain certain financial ratios, profitability levels, a minimum tangible net worth of $33,000,000, and limits the payment of dividends. As of September 30, 1997, the Company had borrowings totaling $673,000 under the second line of credit and no borrowings under the first line of credit.


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


RESULT OF OPERATIONS - SECOND QUARTER OF FISCAL 1997 COMPARED TO SECOND QUARTER OF FISCAL 1998:

        Total net sales were $11.7 million for the second quarter of fiscal 1997 as compared to $13.5 million for the second quarter of fiscal 1998. Total net sales to commercial customers decreased 9% from $8.1 million for the second quarter of fiscal

1997 to $7.4 million for the second quarter of fiscal 1998, primarily as a result of the completion of an order for transceivers for a mobile phone system in the second quarter of fiscal 1997, which accounted for approximately $.9 million of sales in the second quarter of fiscal 1997. Total net sales to defense customers increased by 69% from $3.6 million in the second quarter of fiscal 1997 to $6.1 million for the second quarter of fiscal 1998. The Company believes the increased sales to the defense market are the result of the Company achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase significantly in the future. However, the Company intends to continue to selectively pursue sales to certain defense customers.

        Gross margin decreased from 37% of net sales in the second quarter of fiscal 1997 to 36% of net sales in the second quarter of fiscal 1998. The decrease in gross margin was partially due to increased labor-related overhead expenses associated with a change in product mix.

        Research and development expenses increased 21% from $1.1 million, or 9% of net sales, in the second quarter of fiscal 1997 to $1.3 million, or 9% of net sales, in the second quarter of fiscal 1998 reflecting the Company's continuing investment in commercial product development. The Company expects research and development expenses in dollars to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $1.7 million, or 15% of net sales, in the second quarter of fiscal 1997 to $2.1 million, or 15% of net sales, in the second quarter of fiscal 1998. The increase was due to higher selling costs associated with the increased sales volume.

        Interest income and other, net increased from $109,000 in the second quarter of fiscal 1997 to $121,000 in the second quarter of fiscal 1998.




RESULT OF OPERATIONS - FIRST SIX MONTHS OF FISCAL 1997 COMPARED TO FIRST SIX MONTHS OF FISCAL 1998:

        Total net sales were $23.2 million for the first six months of fiscal 1997 as compared to $26.1 million for the first six months of fiscal 1998. Total net sales to commercial customers decreased 15% from $16.3 million for the first six months of fiscal 1997 to $13.9 million for the first six months of fiscal 1998, primarily as a result of the completion of an order for transceivers for a mobile phone system in the first six months of fiscal 1997, which accounted for approximately $5.0 million of sales in the first six months of fiscal 1997. Total net sales to defense customers increased by 77% from $6.9 million in the first six months of fiscal 1997 to $12.2 million for the first six months of fiscal 1998. The Company believes the increased sales to the defense market are the result of the Company's achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase significantly in the future. However, the Company intends to continue to selectively pursue sales to certain defense customers.

        Gross margin decreased from 37% of net sales in the first six months of fiscal 1997 to 36% of net sales in the first six months of fiscal 1998. The decrease in gross margin was partially due to increased labor-related overhead expenses associated with a change in product mix.

        In the first quarter of fiscal 1998, the Company leased approximately 25,000 square feet of additional manufacturing space and has for the most part, completed the improvements to this space and purchased the manufacturing equipment to increase overall capacity. As of the beginning of October, the Company has occupied the additional manufacturing space and begun production. Even though the Company has increased overall capacity, there can be no assurance that the Company will be successful in its efforts to generate orders to utilize the additional capacity, or that net sales and gross margin will increase. See "Risks, Trends, and Uncertainties - The High Degree of Fixed Cost in the Manufacturing Operation."

        Research and development expenses increased 16 % from $2.1 million, or 9% of net sales, in the first six months of fiscal 1997 to $2.5 million, or 9% of net sales, in the first six months of fiscal 1998 reflecting the Company's continuing investment in commercial product development. The Company expects research and development expenses in dollars to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $3.6 million, or 15% of net sales, in the first six months of fiscal 1997 to $3.9 million, or 15% of net sales, in the first six months of fiscal 1998. The increase was due to higher selling costs associated with the increased sales volume.

        Interest income and other, net increased from $253,000 in the first six months of fiscal 1997 to $269,000 in the first six months of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        The Company used cash in the quarter ended September 30, 1997 for general operating purposes and for capital expenditures in connection with activities directed at increasing capacity.

        As of September 30, 1997, the Company had $4.4 million of cash and cash equivalents, $8.8 million of short-term investments and $28.3 million of working capital. The Company believes that the current capital resources combined with cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1998.

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

        Continued Penetration of Commercial Markets; New Product Introductions. The Company's ability to grow will depend substantially on its ability to continue to apply its radio frequency ("RF") and microwave signal processing expertise and GaAs semiconductor technologies to existing and emerging commercial wireless communications markets. If the Company is unable to design, manufacture and market new products for existing or emerging commercial markets successfully, its business, operating results and financial condition will be materially adversely affected. Furthermore, if the markets for the Company's products in the commercial wireless communications area fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

        The High Degree of Fixed Costs in the Manufacturing Operation. The Company's fixed costs consist primarily of investments in manufacturing equipment, repair, maintenance and depreciation costs of such equipment and fixed labor costs related to manufacturing and process engineering. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. To the extent that the Company does not maintain acceptable yields, its operating results could be adversely affected. In addition, during periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's operating results

        In addition, the Company has completed its new facility to house its wireless subsystems manufacturing operations and has begun manufacturing operations in the new facility during the third quarter of fiscal 1998. Even though the Company has increased overall capacity, there can be no assurance that the Company will be successful in its efforts to generate orders to utilize the additional capacity, or that net sales and gross margin will increase.

        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1997 and the six months ended September 30, 1997 sales to the Company's top ten customers accounted for approximately 66% and 71%, respectively, of total net sales. In the six months ended September 30, 1997, P-Com, and Hughes Network Systems accounted for 15% and 14% of total net sales, respectively. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition.

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

                           PART 2 - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Shareholders was held on August 13, 1997. The results of the voting were as follows:

        Proposal 1:   Election of the Board of Directors of the Company.

               Nominee                      Votes For            Votes Withheld
               -------                      ---------            --------------
               Tamer Husseini               6,136,890                239,928
               Robert C. Mullaley           6,136,389                240,429
               William D. Rasdal            6,136,989                239,829
               Charles P. Waite             6,136,989                239,829
               William H. Younger, Jr.      6,136,989                239,829

        Proposal 2:   Approval of 250,000 share increase to 1994 stock option
        plan.

                             Votes For:            4,638,417
                             Votes Against:        1,597,018
                             Votes Abstaining:         4,718

        Proposal 3: Approval of automatic annual share increase to 1994 stock option plan.

                             Votes For:            4,580,226
                             Votes Against:        1,654,829
                             Votes Abstaining:         5,098

        Proposal 4: Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

                             Votes For:            6,372,283
                             Votes Against:            1,090
                             Votes Abstaining:         3,445

Item 6.        Exhibits and Reports on Form 8-K


The following exhibit is included herein:

        Exhibit 11:   Statement re: Computation of earnings per share

        Exhibit 27:   Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Celeritek, Inc.
                                            (Registrant)



Date:   November 12, 1997              /s/ MARGARET E. SMITH
                                       ---------------------------
                                       Margaret E. Smith, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary

                                EXHIBIT INDEX








Exhibit                 Description
-------                 -----------

11                      Statement re: Computation of earnings per share

27                      Financial Data Schedule