Form 10-Q
period 1997-12-31
CELERITEK INC/CA
filed 1998-02-13
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1997
                                            or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

Commission file number 0-25560

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

COMMON STOCK, NO PAR VALUE:  7,144,170 SHARES AS OF JANUARY 25, 1998

                                 CELERITEK, INC.



PART I:        FINANCIAL INFORMATION                             PAGE


         Item 1: Financial Statements (Unaudited)                               1
               Condensed Consolidated Balance
               Sheets:  December 31, 1997 and March 31, 1997

               Condensed Consolidated Statements of Income:                     2
               Three and Nine months ended December 31, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows:                 3
               Nine months ended December 31, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements             4


         Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        5 - 10




PART II:       OTHER INFORMATION



         Item 6: Exhibits and Reports on Form 8-K                               11




SIGNATURES                                                                      12

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                December 31,    March 31,
                                                                   1997           1997
                                                               ------------   ------------
                                                                (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                    $      2,031   $      7,033
  Short-term investments                                              8,250          8,200
  Accounts receivable, net                                           15,713         10,111
  Inventories                                                        11,687          7,318
  Prepaid expenses and other current assets                             323            270
  Deferred tax assets                                                 2,144          2,144
                                                               ------------   ------------
           Total current assets                                      40,148         35,076
Property and equipment, net                                           7,383          6,038
Other assets                                                             91             43
                                                               ------------   ------------
Total assets                                                   $     47,622   $     41,157
                                                               ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
  Current portion of long-term debt                            $        278   $         --
  Accounts payable                                                    4,033          3,889
  Accrued payroll                                                     2,002          1,190
  Accrued liabilities                                                 4,663          3,594
                                                               ------------   ------------
          Total current liabilities                                  10,976          8,673
Long-term debt, less current portion                                    722             --
Shareholders' equity                                                 35,924         32,484
                                                               ------------   ------------
Total liabilities and shareholders' equity                     $     47,622   $     41,157
                                                               ============   ============


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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                      December 31,               December 31,
                                                 ---------------------     ---------------------
                                                   1997         1996         1997         1996
                                                 --------     --------     --------     --------
Total net sales                                  $ 14,412     $ 10,565     $ 40,536     $ 33,740
Cost of goods sold                                  8,635        7,013       25,449       21,620
                                                 --------     --------     --------     --------

Gross profit                                        5,777        3,552       15,087       12,120
Operating expenses:
  Research and development                          1,549        1,041        4,027        3,172
  Selling, general and  administrative              2,438        1,504        6,323        5,078
                                                 --------     --------     --------     --------
Total operating expenses                            3,987        2,545       10,350        8,250

Income from operations                              1,790        1,007        4,737        3,870
Interest income (expense) and other, net               97          142          366          395
                                                 --------     --------     --------     --------

Income before income tax                            1,887        1,149        5,103        4,265
Provision for income taxes                            717          437        1,924        1,622
                                                 --------     --------     --------     --------
Net income                                       $  1,170     $    712     $  3,179     $  2,643
                                                 ========     ========     ========     ========

Basic earnings per share                         $   0.16     $   0.10     $   0.45     $   0.38
                                                 ========     ========     ========     ========
Diluted earnings per share                       $   0.16     $   0.10     $   0.43     $   0.36
                                                 ========     ========     ========     ========

Weighted average common shares outstanding          7,129        7,034        7,114        6,999
Weighted average common shares outstanding,
  assuming dilution                                 7,534        7,385        7,454        7,348



                             See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                              Nine Months Ended
                                                                         ---------------------------
                                                                         December 31,   December 31,
                                                                             1997           1996
                                                                         ------------   ------------
OPERATING ACTIVITIES
Net income                                                               $      3,179   $      2,643
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and other                                        1,682          1,547
    Changes in operating assets and liabilities                                (7,999)           976
                                                                         ------------   ------------
Net cash provided by (used in) operating activities                            (3,138)         5,166

INVESTING ACTIVITIES
Purchase of property and equipment                                             (3,027)        (2,775)
Increase in other assets                                                          (48)            --
Purchases of short-term investments                                           (10,180)       (10,925)
Sales of short-term investments                                                10,130          9,675
                                                                         ------------   ------------
Net cash used in investing activities                                          (3,125)        (4,025)

FINANCING ACTIVITIES
Borrowings on long-term debt                                                    1,000             --
Proceeds from issuance of common stock                                            261            337
                                                                         ------------   ------------
Net cash provided by financing activities                                       1,261            337

Increase (decrease) in cash and cash equivalents                               (5,002)         1,478
Cash and cash equivalents at beginning of period                                7,033          3,311
                                                                         ------------   ------------
Cash and cash equivalents at end of period                               $      2,031   $      4,789
                                                                         ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                        $      1,575   $        905
     Interest                                                            $         25             --

                             See accompanying notes

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 1997

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.      INVENTORIES

        The components of inventory consist of the following:

                                                        December 31,    March 31,
                                                           1997           1997
                                                         --------       --------
                                                              (In Thousands)
        Raw materials ............................       $  4,317       $  2,751
        Work-in-process ..........................          7,370          4,567
                                                         --------       --------
                                                         $ 11,687       $  7,318
                                                         ========       ========


3.      LINES OF CREDIT

        On September 12, 1997, the Company extended and amended two revolving lines of credit. The first line of credit for $4,000,000 will expire on September 11, 1998 and will bear interest at the bank's reference rate (8.5% at December 31, 1997). The second line of credit is for $1,000,000 and will also expire on September 11, 1998. On March 11, 1998 and September 11, 1998, any outstanding balance on the second line of credit will be converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan will bear interest at the bank's reference rate plus 0.5%. The loan agreement requires the company to maintain certain financial ratios, profitability levels, a minimum tangible net worth of $33,000,000, and limits the payment of dividends. As of December 31, 1997, the Company had borrowings totaling $1,000,000 under the second line of credit and no borrowings under the first line of credit.

4.      NET INCOME PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per common share. Basic earnings per common are computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. Earnings per share amounts for all periods have been restated where necessary to conform to the Statement 128 requirements.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Three months ended             Nine months ended
                                               December 31,                   December 31,
                                         ------------------------      ------------------------
                                           1997            1996           1997           1996
                                         ---------      ---------      ---------      ---------
BASIC
-----
Net income ...........................   $   1,170      $     712      $   3,179      $   2,643
                                         =========      =========      =========      =========

Weighted common shares outstanding....       7,129          7,034          7,114          6,999
                                         =========      =========      =========      =========
Basic earnings per common share ......   $    0.16      $    0.10      $    0.45      $    0.38
                                         =========      =========      =========      =========


DILUTED

Net income ...........................   $   1,170      $     712      $   3,179      $   2,643
                                         =========      =========      =========      =========

Weighted common shares outstanding....       7,129          7,034          7,114          6,999
Dilutive effect of stock options .....         405            351            340            349
                                         ---------      ---------      ---------      ---------
Weighted common shares outstanding,
  assuming dilution ..................       7,534          7,385          7,454          7,348
                                         =========      =========      =========      =========
Diluted earnings per common share ....   $    0.16      $    0.10      $    0.43      $    0.36
                                         =========      =========      =========      =========

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


RESULT OF OPERATIONS - THIRD QUARTER OF FISCAL 1997 COMPARED TO THIRD QUARTER OF FISCAL 1998:
        Total net sales were $10.6 million for the third quarter of fiscal 1997 as compared to $14.4 million for the third quarter of fiscal 1998. Total net sales to commercial customers increased 65% from $5.5 million for the third quarter of fiscal 1997 to $9.1 million for the third quarter of fiscal 1998, primarily as a result of increased sales to the digital radio market which accounted for approximately $4.6 million of sales in the third quarter of fiscal 1998. Total net sales to defense customers increased by 4% from $5.1 million in the third quarter of fiscal 1997 to $5.3 million for the third quarter of fiscal 1998. Defense sales were, as expected, relatively consistent with the third quarter of last year. The Company does not expect defense sales to increase significantly in the future.

        Gross margin increased from 34% of net sales in the third quarter of fiscal 1997 to 40% of net sales in the third quarter of fiscal 1998. The increase in gross margin was partially due to a change in product mix which resulted in a higher percentage of sales to the satellite market. This market generates a greater than average gross margin for the Company. The Company does not expect this change in the product mix to continue in the future.

        Research and development expenses increased 50% from $1.0 million, or 10% of net sales, in the third quarter of fiscal 1997 to $1.5 million, or 11% of net sales, in the third quarter of fiscal 1998 reflecting the Company's continuing investment in commercial product development. The Company expects research and development expenses in dollars to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $1.5 million, or 14% of net sales, in the third quarter of fiscal 1997 to $2.4 million, or 17% of net sales, in the third quarter of fiscal 1998. The increase was primarily due to costs associated with a potential acquisition that was subsequently terminated.

        Interest income and other, net decreased from $142,000 in the third quarter of fiscal 1997 to $97,000 in the third quarter of fiscal 1998 due to lower average cash balances as a result of cash being used for working capital and, to a lesser extent, capital expenditures in connection with activities directed at increasing capacity.

RESULT OF OPERATIONS - FIRST NINE MONTHS OF FISCAL 1997 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998:
        Total net sales were $33.7 million for the first nine months of fiscal 1997 as compared to $40.6 million for the first nine months of fiscal 1998. Total net sales to commercial customers increased 6% from $21.7 million for the first nine months of fiscal 1997 to $23.0 million for the first nine months of fiscal 1998, primarily as a result of increased sales to the digital radio market. Total net sales to defense customers increased by 47% from $12.0 million in the first nine months of fiscal 1997 to $17.6 million for the first nine months of fiscal 1998. The Company believes the increased sales to the defense market are the result of the Company's achieving greater market share due to a decrease in the number of competitors, as opposed to market growth. The Company does not expect defense sales to increase significantly in the future.

        Gross margin increased from 36% of net sales in the first nine months of fiscal 1997 to 37% of net sales in the first nine months of fiscal 1998. The increase in gross margin was partially due to a change in product mix with a higher percentage of sales of subsystem products to the satellite market, which offers a greater than average gross margin.

        In the first quarter of fiscal 1998, the Company leased approximately 25,000 square feet of additional manufacturing space and has completed the improvements to this space and purchased the manufacturing equipment to increase overall capacity. As of the beginning of October, the Company occupied the additional manufacturing space and began production. There can be no assurance that the Company will be successful in its efforts to generate orders to utilize the additional capacity, or that net sales and gross margin will increase. See "Risks, Trends, and Uncertainties - The High Degree of Fixed Cost in the Manufacturing Operation."

        Research and development expenses increased 27 % from $3.2 million, or 9% of net sales, in the first nine months of fiscal 1997 to $4.0 million, or 10% of net sales, in the first nine months of fiscal 1998 reflecting the Company's continuing investment in commercial product development. The Company expects research and development expenses in dollars to continue to increase in future periods. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $5.1 million, or 15% of net sales, in the first nine months of fiscal 1997 to $6.3 million, or 16% of net sales, in the first nine months of fiscal 1998. The increase was due to costs associated with a potential acquisition that was subsequently terminated and selling costs from the increased sales volume.

        Interest income and other, net decreased from $395,000 in the first nine months of fiscal 1997 to $366,000 in the first nine months of fiscal 1998 due to lower average cash balances as a result of cash being used for working capital and expenditures in connection with activities directed at increasing capacity.

LIQUIDITY AND CAPITAL RESOURCES
        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        The Company used cash in the quarter ended December 31, 1997 for working capital and, to a lesser extent, capital expenditures in connection with activities directed at increasing capacity.

        As of December 31, 1997, the Company had $2.0 million of cash and cash equivalents, $8.3 million of short-term investments and $29.2 million of working capital. The Company believes that the current capital resources combined with cash generated from operations and borrowings available from its lines of credit will be sufficient to meet its liquidity and capital expenditure requirements at least through 1998.




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

        Continued Penetration of Commercial Markets; New Product Introductions. The Company's ability to grow will depend substantially on its ability to continue to apply its radio frequency ("RF") and microwave signal processing expertise and GaAs semiconductor technologies to existing and emerging commercial wireless communications markets. Although sales to the digital radio market have increased in the third quarter of fiscal 1998, there can be no assurance that such growth or any growth will continue. If the Company is unable to design, manufacture and market new products for existing or emerging commercial markets successfully, its business, operating results and financial condition will be materially adversely affected. Furthermore, if the markets for the Company's products in the commercial wireless communications area fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

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

        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In both fiscal 1997 and the nine months ended December 31, 1997 sales to the Company's top ten customers accounted for approximately 66% of total net sales. In the nine months ended December 31, 1997, P-Com and Hughes Network Systems accounted for approximately 19% and 11% of total net sales, respectively. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 6.        Exhibits and Reports on Form 8-K


The following exhibit is included herein:

        None


The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Celeritek, Inc.
                                                   (Registrant)



Date:   February 13, 1998                     /s/ MARGARET E. SMITH
                                           -------------------------------------
                                           Margaret E. Smith, Vice President,
                                           Chief Financial Officer and Assistant
                                           Secretary

                                 EXHIBIT INDEX


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------
 27.1                      Financial Data Schedule