Form 10-K
period 1998-03-31
CELERITEK INC/CA
filed 1998-06-05
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

(MARK ONE)

  x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             March 31, 1998
                          ----------------------------------------

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________to _____________________

                         Commission file number: 0-25560
                                 Celeritek, Inc.
             (Exact name of Registrant as specified in its charter)


                    California                                                  77-0057484
State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

               3236 Scott Boulevard, Santa Clara, California 95054 (Address of principal executive offices, including zip code)

        Registrant's telephone number including area code: (408) 986-5060

--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE



           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

           Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 22, 1998, was approximately $31,125,392 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     On May 22, 1998, approximately 7,205,527 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II and Part IV of this Report on Form 10-K incorporates information by reference from Registrant's 1998 Annual Report to Shareholders.
Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1. BUSINESS

           This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding ramp up and establishment of production capabilities and facilities and the long-term potential of the market. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.

GENERAL
           Celeritek, Inc. ("Celeritek" or the "Company") designs, develops, manufactures and markets gallium arsenide radio-frequency integrated circuits (GaAs RF ICs) and high-frequency radio transceiver subsystems and components that provide core transmit and receive functions for wireless communications systems and defense electronics. The Company's subsystem products are utilized in microwave radios, satellite-based communications and defense electronics systems. The Company's semiconductor products are primarily utilized in handsets for cellular and PCS systems and wireless local loop subscriber units. For the year ended March 31, 1998, approximately 58% of the Company's total net sales were derived from the commercial wireless communications markets.

           The Company's gallium arsenide radio-frequency integrated circuits and high frequency radio transceiver subsystems and components operate in the high radio frequency ("RF") range of 800 MHz to 1 GHz and in the microwave frequency range of 1 GHz to 40 GHz. The Company's wireless subsystem division's products include subsystems and components for microwave radios and satellite-based communication systems. The Company's semiconductor division's products include GaAs RF ICs for cellular and PCS handsets, wireless local loop subscriber units and base station applications. The Company's defense electronics products are for applications such as missile guidance, electronic countermeasures and communications satellites. The Company believes that its integrated circuit and system design expertise, together with its in-house semiconductor foundry and proprietary GaAs process technologies, have enabled it to provide its OEM customers with effective solutions tailored to their wireless transmission needs.

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

           The growth in the wireless communications industry and the proliferation of new applications have led to increased communication traffic and congestion of the historically assigned lower frequency transmission bands. As a consequence, new wireless communications applications are increasingly operating at higher frequencies within the RF and microwave spectrum, where there is less congestion and, due to greater bandwidth, transmission capacities are greater than at lower frequency bands. To accommodate this trend in part, the FCC has auctioned certain microwave frequencies for PCS applications in the United States and governmental agencies worldwide have standardized on L-Band frequencies (generally 1.5 GHz to 1.6 GHz) for mobile satellite services. In March 1998, the FCC completed auctions of Local Multipoint Distribution Systems
(LMDS), specialized point-to-multipoint systems in the 28 GHz to 31 GHz bands, that are expected to become increasingly popular for transmitting multimedia data.

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

           The recent worldwide trend toward privatization of public telephone operators and deregulation of local telephone or local loop services has resulted in increased competition in the delivery of telephone services from alternative access providers. Many of these new access providers, such as long-distance telephone carriers, public utilities and cable television companies, must install or upgrade infrastructure to support basic and enhanced services. In addition, worldwide demand for basic telephone service has grown, especially in developing countries. As new infrastructure is established to deliver local telephone service, service providers are often choosing wireless transmission systems, which involve a number of short-haul radio connections, instead of a traditional wired approach, to connect subscribers to the public telephone network because wireless systems generally offer lower cost and faster installation.

           A core component of any wireless transmission system is the radio transceiver. A transceiver serves two signal processing functions: as a transmitter, it transforms modulated voice and data into a radio signal for wireless transmission; as a receiver, it converts the incoming radio signal back into modulated voice or data. As use of wireless communications systems increases and new wireless applications develop, there is a growing need for cost-effective GaAs RF ICs and high-frequency radio transceiver subsystems and components that meet demanding performance specifications of signal-to-noise ratio, gain and distortion, as well as stringent requirements for size, weight and power consumption.

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

           Increase Market Share in Wireless Markets. The Company targets selected high-growth commercial markets and focuses on specific opportunities where the Company believes that it has developed or can develop a competitive advantage and become a market leader. The Company targets a mix of established markets, such as point-to-point microwave radio applications, and emerging mainstream markets, such as PCS. The Company believes this approach will generate revenue in the near-term, while providing for medium and long-term growth.

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

           Offer Broader Range of Solutions. The Company focuses on designing application-specific products for its customers. Historically, the Company manufactured transceiver components for the defense industry. In order to address the needs of the commercial wireless communications industry, the Company focuses on developing and marketing higher level assemblies, namely, radio transceiver subsystems. More recently, the Company has developed a product line of GaAs RF ICs to service the cellular and PCS handset market. The Company believes that the addition of these products allows the Company to address customer needs from integrated circuits to fully integrated systems.

           Capitalize on Demonstrated Expertise in High Frequency Signal Processing and GaAs Technology. Since its inception in 1984, the Company has accumulated a substantial base of knowledge in the development of system architectures and integrated circuits for RF and microwave signal processing. The Company has compiled an extensive library of signal processing functions that it integrates into higher level systems. The Company markets its products based upon design experience and expertise in RF and microwave transmission technologies to wireless communication customers that are increasingly demanding RF and microwave systems solutions.

MARKET AND CUSTOMERS

           The Company's products are utilized primarily in four markets: (i) microwave radios; (ii) cellular and personal communications services systems;
(iii) satellite-based communications; and (iv) defense electronics.

Microwave Radios

           Wireless voice networks are expanding in response to the build-out of infrastructure to support demand for cellular telephony, PCS networks and emerging wireless local telephone or local loop service. The increased demand for wireless communications services has led existing service providers such as cellular service providers, to upgrade their networks to more effectively use their allocated frequency spectrum to accommodate more users and increased features. One method of increasing capacity requires dividing existing cells into several smaller radius cells, which allows the radio frequency spectrum to be reused in adjacent cells. These micro cell upgrades to existing systems require the establishment of additional, interconnected base stations.

           Wireless voice networks generally consist of a series of base stations that interconnect to an MTSO using microwave point-to-point radios. Subscribers to these systems can be either mobile, as is the case with cellular and PCS, or fixed-site, as is the case with wireless local loop networks. Subscribers transmit to base stations, and base stations transmit to subscribers using microwave radios.

           In certain high traffic applications, a point-to-point radio system is a more economical means to connect base stations than wire or fiber connections. A radio system can be installed more quickly and at a lower cost than a wired system, primarily because of limitations and difficulties in installing land lines for a wired system. The market for point-to-point radios is also increasing as companies use radios to bypass local telephone operating companies for private networking applications. Also, as alternative access providers establish new infrastructures to deliver local telephone service, the Company believes that they will likely use microwave radio networks as, in many cases, these network can be implemented faster and more cost-effectively than traditional wired approaches.

           The Company designs, manufactures and markets microwave radio transceivers and outdoor units to customers including P-COM, Inc., Alcatel Telecom, and Innova Corp. for microwave radio applications.

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

           Consumers are demanding small, light weight cellular and PCS handsets that provide clear, uninterrupted communication. This demand has led to a need for smaller, more efficient RF components in wireless handsets. One of the most expensive and complex components in the RF portion of the handset is the power amplifier. Historically, discrete GaAs solutions have been used for this function. As GaAs integrated circuits have become more available and cost effective they have begun replacing discrete solutions because they are more reliable and smaller than discrete hybrids. Because of the physical properties of GaAs, GaAs power amplifiers are more efficient than silicon and this efficiency enables the handset manufacturer to use smaller, lighter batteries. Celeritek produces a line of GaAs power amplifier products that addresses most access technologies and frequencies.

           The Company produces GaAs power amplifiers for handsets for customers including Motorola, Inc., and Philips Consumer Communications.

Satellite-based Communications

           Very Small Aperture Terminals ("VSAT") are satellite communication systems which have the ability to transmit voice, fax, data and video utilizing fixed-site terminals. In North America, the primary use of VSATs is for data transmission applications such as credit card validation, inventory management, accounting data collection and remote monitoring. In the international markets, the primary application is for basic telephony services including voice, facsimile and low speed data transmission.

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

           The Company produces subsystems and components for use in VSAT data and telephony systems for system providers including Gilat Satellite Networks Ltd., GE Spacenet and STM Wireless Inc. which provide VSAT earth stations and related hub equipment.

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

Defense Electronics Market
           Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles' tracking systems through various RF and microwave signal processing techniques. The Company supplies its transceiver components to major electronic system manufacturers such as ITT Aerospace, Racal Radar Defense Systems, Ltd., Northrop-Grumman Corp., Dassault Electronique and Litton Industries for installation into electronic countermeasure, radar systems and communications satellites for various military aircraft and missile systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.

           In response to changing market conditions, the Company has shifted its focus from defense markets to commercial wireless communications markets. During fiscal 1997 and 1998, defense sales accounted for 39% and 42% of total net sales, respectively. The Company does not expect sales to defense customers to increase from the levels achieved in the 1998 fiscal year due to reductions in funding for new defense programs. While the Company will continue to support its customers in the defense markets, there can be no assurance that sales to defense customers will not further decrease in the future.

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

           An IC is a highly integrated circuit on a single chip that is capable of performing functions similar to those performed by a hybrid circuit and is typically manufactured using GaAs. Because of their high degree of integration, ICs are substantially smaller, lighter weight, less costly, more reliable and more easily incorporated into customers' end equipment than hybrid circuits intended to perform the same function. However, unlike hybrid circuits, ICs typically cannot achieve certain specialized performance levels and cannot be easily customized through tuning. As a result, ICs are particularly well suited for cost-sensitive, high volume applications such as power amplifiers for cellular and PCS handsets.

           The packaging and testing of high frequency ICs is particularly challenging. The plastic packaging of microwave circuits acts as a tuning element for the high frequency IC, causing the performance of the circuit when packaged to differ from its performance before packaging. The Company has invested significant resources to resolving these performance problems and has designed circuits with low-cost packages that meet specific performance objectives. To test its IC products, the Company uses its knowledge of RF and microwave test equipment and test circuit environments to produce test stations that interface directly with commercially available automated handlers. These test circuits are designed to closely simulate the end application environment while maintaining very high throughput to keep manufacturing costs down and to minimize the effort needed to achieve test correlation with customers.

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

           The Company's proprietary processes use state-of-the-art process equipment for the wafer fabrication of GaAs products with geometry's as small as
0.25 micron. These processes enable the volume production of high performance, highly integrated devices. The Company's current lithography process using stepper-based, i-line, phase-shift technology provides it with the ability to produce very fine line width devices in volume with proven production methods. Using the Company's proprietary pHEMT (pseudomorphic High Electron Mobility Transistor) and MESFET (Metal Semiconductor Field Effect Transistor) process technologies, which are simpler and more reliable than some competing technologies, the Company is able to match the process and the particular circuit design to maximize product performance. The Company has also placed emphasis on the packaging and test areas of production to insure that the surface mount devices meet the most rigorous performance and quality specifications with advanced materials, packaging systems and testing methods. Notwithstanding the simpler GaAs manufacturing process, the production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of raw materials, lower production yields associated with GaAs technology and higher unit costs associated with lower production volumes.

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

PRODUCTS
           The Company's products include a range of GaAs RF ICs and high-frequency radio transceiver subsystems and components used for commercial and defense wireless communications applications. The Company's GaAs RF ICs and high-frequency radio transceiver subsystems and components operate in the RF range of 800 MHz to 1 GHz and in the microwave frequency range of 1 GHz to 40 GHz. The Company's products include subsystems for microwave radios and satellite communication systems. The Company's component products include GaAs RF ICs for cellular and PCS handsets, wireless local loop subscriber equipment and base station applications. The Company's defense electronics products are for applications such as missile guidance, electronic counter-measures and communications satellites.

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

Semiconductors
           The Company offers a line of GaAs semiconductor products to OEM customers for use in the commercial wireless communications markets, in addition to those semiconductor products that it incorporates into its own assemblies. The GaAs semiconductor products produced by the Company are transceiver components such as amplifiers, switches and converters. Some of these products are combined to function as complete transceivers. The Company's current revenues from semiconductor products are derived principally from the sale of power amplifiers for use in wireless handsets for cellular and PCS networks.

SALES AND MARKETING
           The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a network of manufacturers' representatives managed by the Company's internal sales force of nine people. This internal sales force is generally organized by geographic territory. The Company has contracts with 15 manufacturers' representatives in the United States and 17 international representatives which are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, Celeritek advertises in major trade publications and attends major industry shows in the commercial wireless communications and defense markets.

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

           During the year ended March 31, 1998, Celeritek had one customer, P-Com, who accounted for approximately 20% of total net sales. In fiscal 1997, two customers, P-Com and Westinghouse, accounted for approximately 20% and 11% of total net sales, respectively. In fiscal 1996, two customers, P-Com and Westinghouse, accounted for 19% and 29% of total net sales, respectively. A relatively limited number of OEM customers have historically accounted for a substantial portion of the Company's sales. In fiscal 1997 and 1998, sales to the top ten customers accounted for approximately 66% and 63%, respectively, of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future. If the Company were to lose a major customer, or if orders by a major OEM customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or decreases in government defense spending, the Company's business, operating results and financial condition would be materially adversely affected.

For fiscal 1997 and 1998, sales from international customers accounted for 20% and 23%, respectively, of total net sales, primarily for defense electronics applications. In addition, many of the Company's domestic customers sell their products outside of the United States. These sales carry a number of inherent risks, including the need for export licenses, tariffs and other potential trade barriers; reduced protection for intellectual property rights in some countries; the impact of recessionary environments in economies outside the United States and generally longer receivables collection periods. Although the Company does not have significant direct sales to Asian customers, several of the Company's products are intended for end use in Asian markets. Should financial conditions in Asia negatively effect demand for these products, the Company's business, operating results and financial condition would be materially adversely affected.

BACKLOG
           The Company includes in its backlog all purchase orders and contracts for products with requested delivery dates within twelve months.

           The Company's backlog at March 31, 1998 was approximately $37 million, of which 68% was for commercial customers, as compared to approximately $35 million at March 31, 1997, of which 50% was for commercial customers. Generally, purchase orders in backlog are subject to cancellation without penalty at the option of the customer, and from time to time the Company has experienced cancellation of orders in backlog. Most of the Company's quarterly net sales have generally resulted from orders obtained in prior quarters. The Company's backlog is subject to fluctuations and is not necessarily indicative of the Company's future sales. In addition, there can be no assurance that current backlog will necessarily lead to sales in any future period. Of the Company's current backlog, approximately one third is attributable to orders received from one customer.

RESEARCH AND DEVELOPMENT
           The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in device packaging. As of March 31, 1998, Celeritek employed 36 people to support its research and development efforts. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers. The Company has developed an extensive library of proven circuits that can be integrated into higher level systems. The Company believes that its ability to leverage this library of modules reduces product time to market and development costs.

           The Company uses advanced RF and microwave development tools, including RF and microwave test equipment and computer aided design ("CAD") systems. The Company uses workstations and analog simulation tools for circuit design and CAD systems for mechanical design and thin film mask layouts.

           The Company's total expenses for research and development for the fiscal years ended March 31, 1996, 1997 and 1998 were $3.8 million, $4.3 million, and $5.4 million, respectively.

MANUFACTURING
           The Company substantially relies on its internal manufacturing capabilities for production of its radio transceiver subsystems and transceiver components, GaAs FETs and RF ICs, hybrid circuits and high frequency circuit boards with surface mount technology. The Company's extensive quality control system is designed to meet the requirements of sophisticated commercial and defense communications products. The Company has been approved by defense customers under the requirements of the U.S. military's MIL-Q9858A quality system, which approval is also generally accepted by commercial customers.

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

           The Company contracts with a third party vendor in Asia to assemble certain of its subsystem division components to reduce manufacturing labor costs. Additionally, the Company contracts with several third party vendors in Asia to assemble its GaAs chips into integrated circuit packages. Although the Company strives to maintain more than one vendor for each assembly process, it is not always possible due to volume and quality issues. To the extent that any of the assembly vendors are not able to provide a sufficient level of service with an acceptable quality level, the Company could have difficulty meeting its delivery commitments which could materially adversely impact the Company's financial, operating and financial results.

           The Company's manufacturing operations entail a high degree of fixed costs. These fixed costs consist primarily of investments in manufacturing equipment, repair, maintenance and depreciation costs related to such equipment and fixed labor costs related to manufacturing and process engineering. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. Failure to maintain acceptable yields may a have material adverse effect on the Company's business, operating results, and financial condition. In addition, during periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's business, operating results and financial condition.

           Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. In the event that its single source suppliers are unable to fulfill the Company's requirements in a timely manner, the Company may experience an interruption in production until alternative sources of supply can be obtained, which could damage customer relationships and have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION
           The Company's current and potential competitors include specialized manufacturers of RF and microwave signal processing components, large, vertically integrated systems producers that manufacture their own GaAs components and independent suppliers of silicon and GaAs integrated circuits that compete with the Company's GaAs devices. Furthermore, the Company currently supplies components to large OEM customers that are continuously evaluating whether to manufacture their own components or purchase them from outside sources. The Company expects significantly increased competition both from existing competitors and a number of companies that may enter the wireless communications market. In the area of wireless subsystems products, the Company competes primarily with Hewlett-Packard Company, Remec, Inc., and Mitsubishi Corporation. In the GaAs RF IC products, the Company competes primarily with ANADIGICS, Inc., RF Micro Devices Inc. and Raytheon Co. In the military market, the Company competes primarily with CTT, Inc. and Litton Industries, Inc. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company and have achieved market acceptance of their existing technologies. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers incorporate the Company's products into their systems, product quality and performance, price, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future.

GOVERNMENT REGULATIONS
           The Company's products are incorporated into wireless communications systems which are subject to various FCC regulations. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers and on the Company's business, operation results and financial condition.

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

EMPLOYEES
           As of March 31, 1998, the Company had a total of 422 employees including 16 in marketing, sales and related customer support services, 36 in research and development, 373 in manufacturing and 16 in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

           The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California which is leased through September 30, 2000. The Company also leases an additional 25,000 square foot building in Santa Clara, California to house its wireless subsystems manufacturing operation, which is leased through June 30, 2005. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

           The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           The information required by this item is included under "Market for Registrants' Common Stock" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

           The information required by this item is included under "Summary Consolidated Financial Information" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is included from the Company's 1998 Annual Report to Shareholders under the headings listed under Item 14(a)1, of Part IV of this Report on Form 10-K and under "Unaudited Quarterly Consolidated Financial Data" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this item relating to the Company's directors and nominees is included under "Election of Directors" and "Section 16a Beneficial Reporting Requirements" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

           The information required by this item relating to the Company's executive officers follows:

Executive Officers

           The executive officers of the Company are as follows:

      Name                   Age                             Position
     ----                    ---                             --------
Tamer Husseini               55          Chairman of the Board, President and Chief Executive Officer
Margaret E. Smith            50          Vice President, Finance and Chief Financial Officer
Robert D. Jones              58          Senior Vice President, Marketing and Sales
William W. Hoppin            35          Vice President, Sales
Gary J. Policky              56          Vice President, Engineering and Chief Technical Officer
Richard G. Finney            48          Vice President, Subsystem Division
Perry A. Denning             51          Vice President, Semiconductor Division


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

           ROBERT D. JONES, a founder of the Company, has served as Vice President, Marketing since the Company's organization in 1984. In April 1997, Mr. Jones was appointed Senior Vice President, Marketing and Sales. Prior to founding the Company, Mr. Jones was employed by Avantek from 1968 until 1981 in Marketing and Sales, where he served most recently as Director of Marketing, and worked from 1981 to 1984 as an Independent Marketing Consultant.

           WILLIAM W. HOPPIN, joined the Company in July 1985 as a design engineer and has since held various positions in the Company and was appointed Vice President, Sales in April 1997. Prior to joining the Company, Mr. Hoppin received his Bachelors of Science in Electrical Engineering from Cornell University.

           GARY J. POLICKY, a founder of the Company, has served as Vice President, Signal Processing Operations since the Company's organization in 1984. In April 1996, Mr. Policky was appointed as the Company's Vice President of Engineering and Chief Technical Officer. Prior to founding the Company in 1984, Mr. Policky was employed from 1969 until 1984 at Avantek as Engineering Manager of Microwave Components and Amplifiers.

           RICHARD G. FINNEY joined the Company in 1985 as Director of Manufacturing and has served as Vice President, Manufacturing since January 1996. In April 1997, Mr. Finney was appointed Vice President and General Manager of the Subsystems Division. Prior to joining the Company, Mr. Finney was employed by Loral, Western Operations in 1984 as Director of Operations. Before joining Loral, Western Operations, Mr. Finney was employed by Avantek from 1974 to 1984, most recently as a manufacturing manager.

           PERRY A. DENNING joined the Company in July 1997 as Vice President and General Manager of the Semiconductor Division. Prior to joining the Company, Mr. Denning was employed by Monolithic Systems Technology, Inc. from September 1996 to June 1997 as the Vice President of Operations. Before joining Monolithic Systems, Mr. Denning was employed by VLSI Technology, Inc., from 1990 to 1995 most recently as Vice President of Corporate Facilities and Support Operations.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this item is included under "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements and Report of Ernst & Young LLP, Independent
Auditors.

           The following financial statements of the Registrant and Report of Ernst & Young, LLP, Independent Auditors, are contained in the Company's 1998 Annual Report to Shareholders and are incorporated by reference in Item 8 of
Part II of this Report on Form 10-K:

           Consolidated Balance Sheets as of March 31, 1998 and 1997.

           Consolidated Statements of Income for the years ended March 31, 1998, 1997 and 1996.

           Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996.

           Consolidated Statements of Cash Flow for the years ended March 31, 1998, 1997, and 1996.

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

      3.    Exhibits


 Exhibit
  Number          Description
  3.1 (1)         Restated Articles of Incorporation of Registrant.
  3.3 (1)         By laws of Registrant, as amended to date.
  4.1 (1)         Form of Registrant's Stock Certificate.
  4.2 (1)         Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the
                  Registrant and certain investors.
  10.1 (1)        1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option
                  Agreement.
  10.2 (1)        1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
  10.3 (1)        Employee Qualified Stock Purchase Plan and form of Subscription Agreement.
  10.4 (1)        Outside Director's Stock Option Plan and form of Stock Option Agreement.
  10.5 (1)        Form of Directors' and Officers' Indemnification Agreement.

  10.6 (1)        Business Loan Agreement dated September 11, 1992 between the Registrant and Silicon Valley Bank and Promissory
                  Notes issued thereunder.
  10.9 (1)        Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Development.
 *10.11 (1)       Purchase Order from Westinghouse Electric Corporation dated April 14, 1994, along with addenda and exhibits.
  10.12 (2)       Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.13           Loan modification agreement dated September 11, 1997 between Registrant and Silicon Valley Bank.
  13              Annual Report to Shareholders for the year ended March 31, 1998.
  23.1            Consent of Ernst & Young LLP, Independent Auditors.
  27              Financial data schedules.

*Confidential Treatment granted for portions of this Exhibit.

(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Form 10-K filing for the fiscal year ended March 31, 1997 (Commission File No. 0-25560).

b.    Reports on Form 8-K

      Form 8-K filed 5/7/98 - Restatement of selected data as it relates to the adoption of FAS 128, "Earnings per share."

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

                                                    CELERITEK, INC.


Date:   June  5, 1998                   By: /s/  TAMER HUSSEINI
                                            -----------------------------------
                                                      Tamer Husseini
                                            Chairman of the Board, President,
                                               and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                            Title                                      Date
           ---------                            -----                                      ----
/s/ TAMER HUSSEINI                 President, Chief Executive Officer                  June  5, 1998
-------------------------------    and Chairman of the Board of
    Tamer Husseini                 Directors (Principal Executive Officer)

/s/ MARGARET E. SMITH              Vice President, Finance and Chief                   June 5, 1998
-------------------------------    Financial Officer (Principal Financial
    Margaret E. Smith              and Accounting Officer)

/s/ WILLIAM H. YOUNGER JR.         Director                                            June 5, 1998
-------------------------------
    William H. Younger, Jr.


/s/ CHARLES P. WATIE               Director                                            June 5, 1998
-------------------------------
    Charles P. Waite


/s/ WILLIAM D. RASDAL              Director                                            June 5, 1998
-------------------------------
    William D. Rasdal


/s/ ROBERT MULLALEY                Director                                            June 5, 1998
-------------------------------
    Robert Mullaley

                                 EXHIBIT INDEX


 Exhibit
  Number          Description
  3.1 (1)         Restated Articles of Incorporation of Registrant.
  3.3 (1)         By laws of Registrant, as amended to date.
  4.1 (1)         Form of Registrant's Stock Certificate.
  4.2 (1)         Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the
                  Registrant and certain investors.
  10.1 (1)        1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option
                  Agreement.
  10.2 (1)        1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
  10.3 (1)        Employee Qualified Stock Purchase Plan and form of Subscription Agreement.
  10.4 (1)        Outside Director's Stock Option Plan and form of Stock Option Agreement.
  10.5 (1)        Form of Directors' and Officers' Indemnification Agreement.
  10.6 (1)        Business Loan Agreement dated September 11, 1992 between the Registrant and Silicon Valley Bank and Promissory
                  Notes issued thereunder.
  10.9 (1)        Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Development.
 *10.11 (1)       Purchase Order from Westinghouse Electric Corporation dated April 14, 1994, along with addenda and exhibits.
  10.12 (2)       Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.13           Loan modification agreement dated September 11, 1997 between Registrant and Silicon Valley Bank.
  13              Annual Report to Shareholders for the year ended March 31, 1998.
  23.1            Consent of Ernst & Young LLP, Independent Auditors.
  27              Financial data schedules.

*Confidential Treatment granted for portions of this Exhibit.

(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Form 10-K filing for the fiscal year ended March 31, 1997 (Commission File No. 0-25560).