Form 10-Q
period 1998-09-30
CELERITEK INC/CA
filed 1998-11-13
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[x]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998

                                       or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange of 1934 for the transition period from______________ to__________.

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

COMMON STOCK, NO PAR VALUE:  7,269,956 SHARES AS OF OCTOBER 25, 1998

                                 CELERITEK, INC.


PART I:           FINANCIAL INFORMATION                                         PAGE
                                                                                ----
          Item 1: Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:                          1
                  September 30, 1998 and March 31, 1998

                  Condensed Consolidated Statements of Operations:                2
                  Three and Six months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows:                3
                  Six months ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements            4


          Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       6 - 12

PART II:          OTHER INFORMATION


          Item 4: Submission of Matters to a Vote of Security Holders             13


          Item 6: Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                        15

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                 September 30,    March 31,
                                                     1998           1998
                                                 -------------    ---------
                                                  (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                         $ 3,713        $ 4,022
  Short-term investments                              4,000          7,500
  Accounts receivable, net                           12,141         15,816
  Inventories                                        11,042         10,635
  Prepaid expenses and other current assets           2,814            415
  Deferred tax assets                                 1,927          1,927
                                                    -------        -------
           Total current assets                      35,637         40,315
Property and equipment, net                           7,844          8,042
Other assets                                            124             91
                                                    -------        -------
Total assets                                        $43,605        $48,448
                                                    =======        =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $   722        $   333
  Current obligations under capital leases               73             70
  Accounts payable                                    3,419          4,491
  Accrued payroll                                     1,636          1,570
  Accrued liabilities                                 2,889          4,065
                                                    -------        -------
          Total current liabilities                   8,739         10,529
Long-term debt, less current portion                  1,139            667
Non-current obligations under capital leases            198            239
Shareholders' equity                                 33,529         37,013
                                                    -------        -------
Total liabilities and shareholders' equity          $43,605        $48,448
                                                    =======        =======


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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                          September 30,                   September 30,
                                                    -------------------------        -------------------------
                                                      1998             1997            1998             1997
                                                    --------         --------        --------         --------
Total net sales                                     $ 10,829         $ 13,529        $ 21,025         $ 26,124
Cost of goods sold                                     8,189            8,591          19,655           16,814
                                                    --------         --------        --------         --------

Gross profit (loss)                                    2,640            4,938           1,370            9,310
Operating expenses:
  Research and development                             1,357            1,270           3,218            2,478
  Selling, general and  administrative                 2,036            2,090           4,538            3,885
                                                    --------         --------        --------         --------
Total operating expenses                               3,393            3,360           7,756            6,363

Income (loss) from operations                           (753)           1,578          (6,386)           2,947
Interest income (expense) and other, net                 (31)             121             (37)             269
                                                    --------         --------        --------         --------

Income (loss) before income tax                         (784)           1,699          (6,423)           3,216
Provision (benefit) for income taxes                    (298)             646          (2,441)           1,207
                                                    --------         --------        --------         --------
Net income (loss)                                   ($   486)        $  1,053        ($ 3,982)        $  2,009
                                                    ========         ========        ========         ========

Basic earnings (loss) per share                     ($  0.07)        $   0.15        ($  0.55)        $   0.28
                                                    ========         ========        ========         ========
Diluted earnings (loss) per share                   ($  0.07)        $   0.14        ($  0.55)        $   0.27
                                                    ========         ========        ========         ========

Weighted average common shares outstanding             7,212            7,115           7,211            7,107
Common shares outstanding, assuming dilution           7,212            7,462           7,211            7,414



                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                               Six Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             1998            1997
                                                           -------         -------
OPERATING ACTIVITIES
Net income (loss)                                          ($3,982)        $ 2,009
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                     1,549           1,132
    Changes in operating assets and liabilities             (1,313)         (4,143)
                                                           -------         -------
Net cash used in operating activities                       (3,746)         (1,002)

INVESTING ACTIVITIES
Purchase of property and equipment                          (1,351)         (1,956)
Decrease (increase) in other assets                            (33)            (48)
Purchases of short-term investments                         (1,000)         (8,330)
Sales of short-term investments                              4,500           7,780
                                                           -------         -------
Net cash provided by (used in) investing activities          2,116          (2,554)

FINANCING ACTIVITIES
Payments on long-term debt                                    (138)             --
Borrowings on long-term debt                                 1,000             673
Payments on obligations under capital leases                   (39)             --
Proceeds from issuance of common stock                         498             223
                                                           -------         -------
Net cash provided by financing activities                    1,321             896

Increase (decrease) in cash and cash equivalents              (309)         (2,660)
Cash and cash equivalents at beginning of period             4,022           7,033
                                                           -------         -------
Cash and cash equivalents at end of period                 $ 3,713         $ 4,373
                                                           =======         =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Income taxes                                          $   975         $ 1,228
     Interest                                                  175               4



                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.       INVENTORIES

         The components of inventory consist of the following:


                                           September 30,       March 31,
                                               1998              1998
                                           -------------       ---------
                                                    (In Thousands)
         Raw materials ............           $ 3,073           $ 3,405
         Work-in-process ..........             7,969             7,230
                                              -------           -------
                                              $11,042           $10,635
                                              =======           =======

3.       LINES OF CREDIT

         The company has available two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit is for $6,000,000 and will bear interest at the bank's reference rate (8.5% at September 30, 1998). The second line of credit has been converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bears interest at the bank's reference rate plus 0.5%. As of September 30, 1998, the Company had borrowings totaling $1,861,111 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. The loan agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth of $32,500,000 up to and including December 31, 1998 and $31,500,000 thereafter, and limits the payment of dividends. Such credit facilities are secured by the Company's assets.

4.       EARNINGS PER SHARE

         In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when diluted.

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                           Three months ended                  Six months ended
                                                                September 30,                    September 30,
                                                         -----------------------          --------------------------
         BASIC                                            1998             1997              1998             1997
                                                         ------           ------          --------           -------
         Net income (loss) ......................         ($486)          $1,053           ($3,982)          $2,009
                                                         ======           ======          ========           ======

         Weighted common shares outstanding .....         7,212            7,115             7,211            7,107
                                                         ======           ======          ========           ======
         Basic earnings (loss) per common share..        ($0.07)          $ 0.15            ($0.55)          $ 0.28
                                                         ======           ======          ========           ======

         DILUTED

         Net income .............................         ($486)          $1,053           ($3,982)          $2,009
                                                         ======           ======          ========           ======

         Weighted common shares outstanding .....         7,212            7,115             7,211            7,107
         Dilutive effect of stock options .......            --              347                --              307
                                                         ------           ------          --------           ------
         Weighted common shares outstanding,
           assuming dilution ....................         7,212            7,462             7,211            7,414
                                                         ======           ======          ========           ======
         Diluted earnings per common share ......        ($0.07)          $ 0.14            ($0.55)          $ 0.27
                                                         ======           ======          ========           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding the length and timing of delays, the potential of the market sales volume and sales to significant customers and the sufficiency of capital resources. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks, Trends, and Uncertainties," and elsewhere in this report.


RESULT OF OPERATIONS - SECOND QUARTER OF FISCAL 1998 COMPARED TO SECOND QUARTER OF FISCAL 1999:

         Total net sales decreased 20% from $13.5 million for the second quarter of fiscal 1998 to $10.8 million for the second quarter of fiscal 1999. Total net sales to commercial customers decreased 24% from $7.4 million for the second quarter of fiscal 1998 to $5.6 million for the second quarter of fiscal 1999, primarily as a result of delayed contracts by several subsystem customers. The Company expects the subsystems market, particularly the microwave radio segment, to remain sluggish at least through the end of the fiscal year. Total net sales to defense customers decreased 15% from $6.1 million in the second quarter of fiscal 1998 to $5.2 million for the second quarter of fiscal 1999, as the Company had expected. See "Risks, Trends, and Uncertainties -- Potential Fluctuations in Quarterly Results."

         Gross margin decreased from 36% of net sales in the second quarter of fiscal 1998 to 24% of net sales in the second quarter of fiscal 1999. The decrease in gross margin was primarily due to increased manufacturing overhead to support an anticipated increase in sales volume. Gross margin, in the second quarter of fiscal 1999, also benefited from the sales of previously written down product. See "Risks, Trends, and Uncertainties -- Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

         Research and development expenses increased 7% from $1.3 million, or 9% of net sales, in the second quarter of fiscal 1998 to $1.4 million, or 13% of net sales, in the second quarter of fiscal 1999 reflecting the Company's continuing investment in commercial product development. The increase was primarily due to an increase in personnel and related expenses from the new design center in Ireland. See "Risks, Trends, and Uncertainties Dependence on Key Personnel."

         Selling, general and administrative expenses decreased from $2.1 million, or 15% of net sales, in the second quarter of fiscal 1998 to $2.0 million, or 19% of net sales, in the second quarter of fiscal 1999. The dollar decrease was primarily due to lower selling costs related to the lower sales volume.

         Interest income (expense) and other, net decreased 126% from $121,000 of interest income in the second quarter of fiscal 1998 to $31,000 of interest expense in the second quarter of fiscal 1999. The decreased in interest income was primarily due to lower average cash balances as a result of cash being used for working capital. The increased interest expense was due to equipment purchases financed through long-term debt and capital leases.


RESULT OF OPERATIONS - FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO FIRST SIX MONTHS OF FISCAL 1999:

         Total net sales decreased 20% from $26.1 million for the first six months of fiscal 1998 to $21.0 million for the first six months of fiscal 1999. Total net sales to commercial customers decreased 22% from $13.9 million for the first six months of fiscal 1998 to $10.9 million for the first six months of fiscal 1999, primarily as a result of delayed contracts by several subsystem customers. The Company expects the subsystems market, particularly the microwave radio segment, to remain sluggish at least through the end of the fiscal year. Total net sales to defense customers decreased 17% from $12.2 million in the first six months of fiscal 1998 to $10.1 million for the first six months of fiscal 1999, as the Company had expected. See "Risks, Trends, and Uncertainties -- Potential Fluctuations in Quarterly Results."

         Gross margin decreased from 36% of net sales in the first six months of fiscal 1998 to 7% of net sales in the first six months of fiscal 1999. The decrease in gross margin was primarily due to an inventory write down related to delayed or canceled contracts and to a lesser extent, increased manufacturing overhead to support an anticipated increase in sales volume and idle capacity. See "Risks, Trends, and Uncertainties -- Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

         Research and development expenses increased 30% from $2.5 million, or 9% of net sales, in the first six months of fiscal 1998 to $3.2 million, or 15% of net sales, in the first six months of fiscal 1999 reflecting the Company's continuing investment in commercial product development. The increase was primarily due to an increase in personnel and related expenses from the new design center in Ireland. See "Risks, Trends, and Uncertainties -- Dependence on Key Personnel."

         Selling, general and administrative expenses increased from $3.9 million, or 15% of net sales, in the first six months of fiscal 1998 to $4.5 million, or 22% of net sales, in the first six months of fiscal 1999.
The increase was primarily due to increased head count and bad debt expense.

         Interest income (expense) and other, net decreased 114% from $269,000 of interest income in the first six months of fiscal 1998 to $37,000 of interest expense in the first six months of fiscal 1999. The decreased in interest income was primarily due to lower average cash balances as a result of cash being used for working capital. The increased interest expense was due to equipment purchases financed through long-term debt and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

         During the quarter ended September 30, 1998, the Company used cash for working capital.

         The company has available two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit is for $6,000,000 and will bear interest at the bank's reference rate (8.5% at September 30, 1998). The second line of credit has been converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bears interest at the bank's reference rate plus 0.5%. As of September 30, 1998, the Company had borrowings totaling $1,861,111 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. The loan agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth of $32,500,000 up to and including December 31, 1998 and $31,500,000 thereafter, and limits the payment of dividends. Such credit facilities are secured by the Company's assets.

         As of September 30, 1998, the Company had $3.7 million of cash and cash equivalents, $4.0 million of short-term investments and $26.9 million of working capital. The Company believes that the current capital resources combined with cash generated from operations and borrowings available from its lines of credit will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement established requirements for disclosure of comprehensive income and becomes effective for the company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company" available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130, however, the effects of the adoption were immaterial to all periods presented.


IMPACT OF YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with such "Year 2000" requirements may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a review of the Company's computer systems, the Company has determined that it will be required to modify or replace significant portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software through its maintenance contracts with third party vendors, such Year 2000 issues can be mitigated. However, if such modifications or replacements are not made, or are not completed timely, or modifications or replacements to software or hardware of the Company's vendors, suppliers, financial institutions, and service providers are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         Based on a review of the Company's product lines, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products.

         To date, the Company has upgraded its major business systems to be Year 2000 compliant. The Company is currently in the process of assessing and testing the equipment and software used to assemble and test its products to ensure their Year 2000 compliance. The Company does not have any significant systems that interface directly with third parties.

         In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 compliance process in a timely fashion, could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company has determined that the costs associated with its Year 2000 compliance program are not material. The software upgrades are included with the software maintenance contracts with third party vendors. To date, the Company has not identified any hardware that needs to be upgraded or replaced to mitigate the Year 2000 issue.

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete such modifications or replacements are not made, or are not completed timely, or modifications or replacements to software or hardware of the Company's vendors, suppliers, financial institutions, and service providers are not made, or are not completed timely, or in the event that coding errors or other defects are not discovered in a timely fashion, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The Company currently has no contingency plans in place in the event it does not complete such modifications or replacements are not made, or are not completed timely, or modifications or replacements to software or hardware of the Company's vendors, suppliers, financial institutions, and service providers are not made, or are not completed timely. The Company plans to evaluate the status of completion in December 1998 and determine whether such a plan is necessary.




RISKS, TRENDS, AND UNCERTAINTIES

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

         Potential Fluctuations in Quarterly Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including: the timing, cancellation or delay of customer orders; the mix of products sold; changes in manufacturing capacity and variations in the utilization of this capacity; the timing of new product introductions by the Company or its competitors; the long sales cycle associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. For example, in the first quarter of fiscal 1999, a number of contracts were either terminated or delayed by both commercial and defense customers. There can be no assurance that additional contracts will not be cancelled or delayed or that customers will ever reinstate orders under contracts which have been delayed. There can be no assurance that the Company will be able to maintain quarterly profitability in the future. See "Risks, Trends, and Uncertainties - Dependence on Limited Number of OEM Customers."

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

         Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1998 and the six months ended September 30, 1998, sales to the Company's top ten customers accounted for approximately 63% and 67% of total net sales, respectively. In the six months ended September 30, 1998, one customer accounted for approximately 12% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.

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

                           PART 2 - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Shareholders was held on July 30, 1998. The results of the voting were as follows:

         Proposal 1:  Election of the Board of Directors of the Company.

       Nominee                        Votes For            Votes Withheld
       -------                        ---------            --------------
       Tamer Husseini                 5,082,495                19,955
       Thomas W. Hubbs                5,079,495                22,955
       Robert C. Mullaley             5,082,995                19,455
       William D. Rasdal              5,082,995                19,455
       Charles P. Waite               5,082,995                19,455
       William H. Younger, Jr.        5,082,995                19,455

    Proposal 2: Approval of 250,000 share increase to employee qualified stock purchase plan.

       Votes For:                    4,183,612
       Votes Against:                  914,806
       Votes Abstaining:                 4,032

    Proposal 3: Ratification of Ernst & Young LLP as the Company's
                independent auditors for the fiscal year ending March 31, 1999.

       Votes For:                    5,087,583
       Votes Against:                    9,100
       Votes Abstaining:                 5,767

Item 6.  Exhibits and Reports on Form 8-K


The following exhibit is included herein:

   Exhibit 10.15 Loan modification agreement dated October 30, 1998 between Registrant and Silicon Valley Bank.


No reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Celeritek, Inc.
                                       (Registrant)



Date:    November 13, 1998                   /s/ MARGARET E. SMITH
                                       -----------------------------------------
                                       Margaret E. Smith, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
10.15          Loan modification agreement dated October 30, 1998 between
               Registrant and Silicon Valley Bank.

27.1           Financial Data Schedule