Form 10-Q
period 1998-12-31
CELERITEK INC/CA
filed 1999-02-12
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1998

                                       or

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

COMMON STOCK, NO PAR VALUE:  7,290,956 SHARES AS OF JANUARY 24, 1998

                                 CELERITEK, INC.


PART I:        FINANCIAL INFORMATION                                            PAGE


       Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                           1
               December 31, 1998 and March 31, 1998

               Condensed Consolidated Statements of Operations:                 2
               Three and Nine months ended December 31, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows:                 3
               Nine months ended December 31, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements             4


       Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        6 - 13




PART II:       OTHER INFORMATION



       Item 6: Exhibits and Reports on Form 8-K                                 14




SIGNATURES                                                                      15


CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                               December 31,      March 31,
                                                                  1998             1998
                                                              -------------    -------------
                                                               (Unaudited)         (Note)

ASSETS
Current assets:
  Cash and cash equivalents                                      $ 2,139          $ 4,022
  Short-term investments                                           6,000            7,500
  Accounts receivable, net                                        10,632           15,816
  Inventories                                                     11,569           10,635
  Prepaid expenses and other current assets                        2,722              415
  Deferred tax assets                                              1,927            1,927
                                                                 -------          -------
           Total current assets                                   34,989           40,315
Property and equipment, net                                        7,749            8,042
Other assets                                                         105               91
                                                                 -------          -------
Total assets                                                     $42,843          $48,448
                                                                 =======          =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $   722          $   333
  Current obligations under capital leases                            73               70
  Accounts payable                                                 4,370            4,491
  Accrued payroll                                                  1,269            1,570
  Accrued liabilities                                              3,238            4,065
                                                                 -------          -------
          Total current liabilities                                9,672           10,529
Long-term debt, less current portion                               1,056              667
Non-current obligations under capital leases                         180              239
Shareholders' equity                                              31,935           37,013
                                                                 -------          -------
Total liabilities and shareholders' equity                       $42,843          $48,448
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                          Three Months Ended                    Nine Months Ended
                                                              December 31,                         December 31,
                                                      ---------------------------          ---------------------------
                                                        1998               1997              1998               1997
                                                      --------           --------          --------           --------

Total net sales                                       $ 10,004           $ 14,412          $ 31,029           $ 40,536
Cost of goods sold                                       8,207              8,635            27,862             25,449
                                                      --------           --------          --------           --------

Gross profit                                             1,797              5,777             3,167             15,087
Operating expenses:
  Research and development                               1,313              1,549             4,531              4,027
  Selling, general and  administrative                   2,052              2,438             6,590              6,323
                                                      --------           --------          --------           --------
Total operating expenses                                 3,365              3,987            11,121             10,350

Income (loss) from operations                           (1,568)             1,790            (7,954)             4,737
Interest income (expense) and other, net                   (26)                97               (63)               366
                                                      --------           --------          --------           --------

Income (loss) before income tax                         (1,594)             1,887            (8,017)             5,103
Provision (benefit) for income taxes                         0                717            (2,441)             1,924
                                                      --------           --------          --------           --------
Net income (loss)                                     ($ 1,594)          $  1,170          ($ 5,576)          $  3,179
                                                      ========           ========          ========           ========

Basic earnings (loss) per share                       ($  0.22)          $   0.16          ($  0.77)          $   0.45
                                                      ========           ========          ========           ========
Diluted earnings (loss) per share                     ($  0.22)          $   0.16          ($  0.77)          $   0.43
                                                      ========           ========          ========           ========

Weighted average common shares outstanding               7,270              7,129             7,239              7,114
Common shares outstanding, assuming dilution             7,270              7,534             7,239              7,454




                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                Nine Months Ended
                                                         -------------------------------
                                                         December 31,       December 31,
                                                             1998               1997
                                                         ------------       ------------

OPERATING ACTIVITIES
Net income (loss)                                         $ (5,576)          $  3,179
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                     2,358              1,682
    Changes in operating assets and liabilities                694             (7,999)
                                                          --------           --------
Net cash used in operating activities                       (2,524)            (3,138)

INVESTING ACTIVITIES
Purchase of property and equipment                          (2,065)            (3,027)
Decrease (increase) in other assets                            (14)               (48)
Purchases of short-term investments                         (5,000)           (10,180)
Sales of short-term investments                              6,500             10,130
                                                          --------           --------
Net cash used in investing activities                         (579)            (3,125)

FINANCING ACTIVITIES
Payments on long-term debt                                    (222)                --
Borrowings on long-term debt                                 1,000              1,000
Payments on obligations under capital leases                   (56)                --
Proceeds from issuance of common stock                         498                261
                                                          --------           --------
Net cash provided by financing activities                    1,220              1,261

Increase (decrease) in cash and cash equivalents            (1,883)            (5,002)
Cash and cash equivalents at beginning of period             4,022              7,033
                                                          --------           --------
Cash and cash equivalents at end of period                $  2,139           $  2,031
                                                          ========           ========



Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
     Income taxes                                         $    975           $  1,575
     Interest                                             $    279           $     25




                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 1998

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.      INVENTORIES

        The components of inventory consist of the following:

                       December 31,      March 31,
                           1998            1998
                       ------------      ---------
                              (In Thousands)
Raw materials ........   $ 3,634          $ 3,405
Work-in-process ......     7,935            7,230
                         -------          -------
                         $11,569          $10,635
                         =======          =======

3.      LINES OF CREDIT

        The company has available two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit is for $6,000,000 and will bear interest at the bank's reference rate (7.75% at December 31, 1998). The second line of credit has been converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bear interest at the bank's reference rate plus 0.5%. As of December 31, 1998, the Company had borrowings totaling $1,777,778 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. The loan agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth of $32,500,000 up to and including December 31, 1998 and $31,500,000 thereafter, and limits the payment of dividends. Such credit facilities are secured by the Company's assets. As of the December 31, 1998, the Company was not meeting its minimum tangible net worth requirement. At this time, the Company does not believe, based on discussions with its bank, that it is likely that the loan agreement will be terminated; however, the Company's business, operating results and financial condition would be materially adversely affected if the loan agreement were to be terminated.


4.      EARNINGS PER SHARE

        In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                    Three months ended                Nine months ended
                                                       December 31,                       December 31,
                                                -------------------------          ------------------------
BASIC                                            1998              1997             1998             1997
                                                -------           -------          -------           ------

Net income (loss)                               $(1,594)          $ 1,170          $(5,576)          $3,179
                                                =======           =======          =======           ======

Weighted common shares outstanding                7,270             7,129            7,239            7,114
                                                =======           =======          =======           ======
Basic earnings (loss) per common share          $(0.22)          $  0.16          $ (0.77)          $ 0.45
                                                =======           =======          =======           ======


DILUTED

Net income                                      $(1,594)          $ 1,170          $(5,576)          $3,179
                                                =======           =======          =======           ======

Weighted common shares outstanding                7,270             7,129            7,239            7,114
Dilutive effect of stock options                     --               405               --              340
                                                -------           -------          -------           ------
Weighted common shares outstanding,
  assuming dilution                               7,270            7,534.            7,239            7,454
                                                =======           =======          =======           ======
Diluted earnings per common share               $ (0.22)          $  0.16          $ (0.77)          $ 0.43
                                                =======           =======          =======           ======

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


RESULT OF OPERATIONS - THIRD QUARTER OF FISCAL 1998 COMPARED TO THIRD QUARTER OF FISCAL 1999:

        Total net sales decreased 31% from $14.4 million for the third quarter of fiscal 1998 to $10.0 million for the third quarter of fiscal 1999. Total net sales to commercial customers decreased 55% from $9.1 million for the third quarter of fiscal 1998 to $4.1 million for the third quarter of fiscal 1999, primarily as a result of delayed contracts by several subsystem customers. As commented in earlier disclosures the Company has expected that the subsystems market, particularly the microwave radio segment, would be experiencing slow business conditions at least through the end of the fiscal year. Total net sales to defense customers increased 11% from $5.3 million in the third quarter of fiscal 1998 to $5.9 million for third quarter of fiscal 1999, as the Company had expected. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Gross margin decreased from 40% of net sales in the third quarter of fiscal 1998 to 18% of net sales in the third quarter of fiscal 1999. The decrease in gross margin was primarily due to over-capacity in labor and manufacturing overhead to support higher production levels. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses decreased 15% from $1.5 million, or 11% of net sales, in the third quarter of fiscal 1998 to $1.3 million, or 13% of net sales, in the third quarter of fiscal 1998. The decrease, in part, reflects cost reduction actions. The company continues to maintain a high level of research and development expenditure. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses decreased from $2.4 million, or 17% of net sales, in the third quarter of fiscal 1998 to $2.1 million, or 21% of net sales, in the third quarter of fiscal 1999. The dollar decrease was primarily due to costs associated with a potential acquisition that was subsequently terminated in the third quarter fiscal 1998.

        Interest income (expense) and other, net decreased 126% from $97,000 of interest income in the third quarter of fiscal 1998 to $26,000 of interest expense in the third quarter of fiscal 1999. The decreased in interest income was primarily due to lower average cash balances as a result of cash being used for working capital. The increased interest expense was due to equipment purchases financed through long-term debt.


RESULT OF OPERATIONS - FIRST NINE MONTHS OF FISCAL 1998 COMPARED TO FIRST NINE MONTHS OF FISCAL 1999:

        Total net sales decreased 23% from $40.5 million for the first nine months of fiscal 1998 to $31.0 million for the first nine months of fiscal 1999. Total net sales to commercial customers decreased 35% from $23.0 million for the first nine months of fiscal 1998 to $15.0 million for the first nine months of fiscal 1999, as a result of delayed contracts by several subsystem customers, offset in part by higher semiconductor sales. As commented in earlier disclosures the Company has expected that the subsystems market, particularly the microwave radio segment, would be sluggish at least through the end of the fiscal year. Total net sales to defense customers decreased 9% from $17.5 million in the first nine months of fiscal 1998 to $16.0 million for the first nine months of fiscal 1999, as the Company had expected. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Gross margin decreased from 37% of net sales in the first nine months of fiscal 1998 to 10% of net sales in the first nine months of fiscal 1999. The decrease in gross margin was due to over-capacity in manufacturing overhead which resulted from lower that anticipated production levels and inventory write-downs related to delayed or canceled contracts. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses increased 13% from $4.0 million, or 10% of net sales, in the first nine months of fiscal 1998 to $4.5 million, or 15% of net sales, in the first nine months of fiscal 1999, reflecting the Company's continuing investment in commercial product development. The increase was primarily due to an increase in personnel and related expenses from the new design center in Ireland. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $6.3 million, or 16% of net sales, in the first nine months of fiscal 1998 to $6.6 million, or 21.2% of net sales, in the first nine months of fiscal 1999. The increase was due to higher general management costs.

        Interest income (expense) and other, net decreased 117% from $366,000 of interest income in the first nine months of fiscal 1998 to $63,000 of interest expense in the first six months of fiscal 1999. The decreased in interest income was primarily due to lower average cash balances as a result of cash being used for working capital. The increased interest expense was due to equipment purchases financed through long-term debt .

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        During the quarter ended December 31, 1998, the Company's cash position and working capital positions remained essentially unchanged from the prior quarter.

        The company has available two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit is for $6,000,000 and will bear interest at the bank's reference rate (7.75% at December 31, 1998). The second line of credit has been converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bear interest at the bank's reference rate plus 0.5%. As of December 31, 1998 the Company had borrowings totaling $1,777,778 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. The loan agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth of $32,500,000 up to and including December 31, 1998 and $31,500,000 thereafter, and limits the payment of dividends. Such credit facilities are secured by the Company's assets. As of the December 31, 1998, the Company was not meeting its minimum tangible net worth requirement. At this time, the Company does not believe, based on discussions with its bank, that it is likely that the loan agreement will be terminated. The Company's business, operating results and financial condition would be materially adversely affected if the loan agreement were to be terminated.

        As of December 31, 1998, the Company had $2.1 million of cash and cash equivalents, $6.0 million of short-term investments and $25.4 million of working capital. The Company believes that the current capital resources combined with cash generated from operations and borrowings available from its lines of credit will be sufficient to meet its liquidity and capital expenditure requirements at least through calendar 1999.

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


IMPACT OF YEAR 2000

        The following statements are a "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

        The Company currently has no contingency plans in place in the event it does not complete such modifications or replacements are not made, or are not completed timely, or modifications or replacements to software or hardware of the Company's vendors, suppliers, financial institutions, and service providers are not made, or are not completed timely. The Company has evaluated the status of completion of its plans in December 1998 and has determined such a plan is not necessary at this time. The Company plans to re-evaluated the status of completion of its plans in March 1999 and determine whether such a plan is necessary.



RISKS, TRENDS, AND UNCERTAINTIES
The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.


        Potential Fluctuations in Quarterly Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including: the timing, cancellation or delay of customer orders; the mix of products sold; changes in manufacturing capacity and variations in the utilization of this capacity; the timing of new product introductions by the Company or its competitors; the long sales cycle associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. For example, during fiscal 1999, a number of contracts were either terminated or delayed by both commercial and defense customers and revenues declined substantially. There can be no assurance that additional contracts will not be cancelled or delayed or that customers will ever reinstate orders under contracts which have been delayed. There can be no assurance that the Company will be able to maintain quarterly profitability in the future. See "Risks, Trends, and Uncertainties - Dependence on Limited Number of OEM Customers."

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

        Yields and the High Degree of Fixed Costs in the Manufacturing Operation. The Company has in the past and may in the future experience significant delays in product shipments due to lower than expected production yields, and there can be no assurance that the Company will not experience problems in maintaining acceptable yields in the future. The Company's manufacturing yields vary significantly among products, depending on a given product's complexity and the Company's experience in manufacturing the product. To the extent that the Company does not maintain acceptable yields, its business, operating results, and financial condition could be materially adversely affected. In addition, the Company's fixed costs, which consist primarily of investments in manufacturing equipment, repair, maintenance, and depreciation costs of such equipment and fixed labor costs related to manufacturing and process engineering, are high and during periods of decreased demand, such as during fiscal 1999, the high fixed costs could have a material adverse effect on the Company's business, operating results, and financial condition.

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

        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1998 and the nine months ended December 31, 1998, sales to the Company's top ten customers accounted for approximately 63% and 62% of total net sales, respectively. In the nine months ended December 31, 1998, no one customer accounted for more than 10% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 6.        Exhibits and Reports on Form 8-K


The following exhibit is included herein:


Exhibit
No.                 Description

27.1           Financial Data Schedule


No reports on Form 8-K were filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Celeritek, Inc.
                                               (Registrant)



Date:   February 12, 1999                 /s/  P. MICHAEL HOULIHAN
                                       -----------------------------------------
                                       P. Michael Houlihan, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary

                               INDEX TO EXHIBITS

Exhibit
No.                 Description

27.1           Financial Data Schedule