Form 10-K
period 1999-03-31
CELERITEK INC/CA
filed 1999-06-04
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


     For the fiscal year ended                            March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _________________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 24, 1999, was approximately $35,900,000 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On May 24, 1999, approximately 7,381,211 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Report on Form 10-K incorporates information by reference from Registrant's Proxy statement for its 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding ramp up and establishment of production capabilities and facilities and the long-term potential of the market. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein. Such factors may include, but are not necessarily limited to, the timing, cancellations or delay of customer orders; continued achievement of design wins; the mix of products sold; changes in manufacturing and variation in the utilization of this capacity; market acceptance of the Company's and its customers' products; variations in manufacturing yields, and other competitive factors.

GENERAL

        Celeritek, Inc.("Celeritek" or the "Company") designs, develops, manufactures and markets gallium arsenide radio-frequency integrated circuits ("GaAs RF ICs") and high-frequency radio transceiver subsystems and components that provide core transmit and receive functions for high band width wireless voice and data communications systems and defense electronics. The Company's semiconductor products are primarily utilized in handsets for cellular and PCS systems and wireless local loop subscriber units. The Company's subsystem products are utilized in microwave radios, satellite-based communications and defense electronics systems. For the year ended March 31, 1999, approximately 50% of the Company's total net sales were derived from the commercial wireless communications markets.

        The Company's GaAs RF ICs and high frequency radio transceiver subsystems and components operate in the high radio frequency ("RF") range of 800 MHz to 1 GHz and in the microwave frequency range of 1GHz to 40 GHz. The Company's semiconductor product line includes GaAs RF ICs for cellular and PCS handsets, wireless local loop subscriber units and base station applications. The Company's wireless subsystem product line includes subsystems and components for microwave radios, and very small aperture terminals ("VSAT") . The Company's defense electronics products are for applications such as missile guidance, electronic countermeasures and communications satellites. The Company believes that its integrated circuit and system design expertise, together with its in-house semiconductor foundry and proprietary GaAs process technologies, have provided its original equipment manufacturer ("OEM") customers with effective solutions tailored to their wireless transmission needs.

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

INDUSTRY BACKGROUND

        The wireless communications industry has experienced significant worldwide growth during the past decade. This growth has resulted from increased business and consumer demand for wireless communications services. Cost reductions and performance improvements in such wireless communications products as cellular, PCS and satellite-based voice and data systems have also contributed to this growth. As demand for wireless communications services grows, service providers are expanding associated infrastructure. Wireless communications systems can offer the functional advantages of wired communications systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communications systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market's growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communications technology, have led to significant growth in existing wireless telecommunications systems and the emergence of new wireless applications.

        The growth in the wireless communications industry and the proliferation of new applications have led to increased communication traffic and congestion of the historically assigned lower frequency transmission bands. As a consequence, new wireless communications applications are increasingly operating at higher frequencies within the RF and microwave spectrum, where there is less congestion and, due to greater bandwidth, transmission capacities are greater than at lower frequency bands. To accommodate this trend in part, the Federal Trade Commission ("FCC") has auctioned certain microwave frequencies for PCS applications in the United States and governmental agencies worldwide have standardized on L-Band frequencies (generally 1.5 GHz to 1.6 GHz) for mobile satellite services. In March 1998, the FCC completed auctions of Local Multipoint Distribution System ("LMDS"), a specialized point-to multipoint system in the 28 GHz to 31 GHz bands. LDMS is expected to become increasingly popular for transmitting multimedia data. In addition, several system manufactures now have point-to-multipoint systems in design or pre-production stages. These systems have the potential to significantly expand the radio market in support of this multi-point function.

        Market demands for high frequency wireless communications services are being addressed by both satellite and terrestrial-based system architectures. Historically, satellite telephony technology was funded by the military for defense applications and was commercially cost-effective only for specialized high-capacity applications within the telecommunications and broadcast industries. Because of improvements in satellite technology resulting in increased performance, size reductions and lower cost of equipment, satellite-based wireless voice and data networks are increasingly being used for a variety of lower-cost, high-volume commercial applications such as mobile and rural telephony in developing countries, credit card validation, inventory management and remote monitoring. Satellite systems are being utilized by developing countries that lack a terrestrial-based telecommunication infrastructure and which seek to provide telephone service for large areas fairly rapidly. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

        As a result of the demand for new and higher performance wireless communication services, there has been worldwide growth of cellular networks and development of new PCS networks. Microwave point-to-point radio networks are increasingly being used for connecting cellular and PCS base stations to a mobile telephone switching office ("MTSO") because they are often a cost-effective alternative to using wire or fiber connections. Utilization of radio networks offers more flexibility in base station placement and results in lower installation, upgrade and maintenance costs than wired networks. In addition, radio networks are often preferable to wired networks in areas of difficult topography, where the installation or leasing of wire lines may be cost-prohibitive or impractical.

        The recent worldwide trend toward privatization of public telephone operators and deregulation of local telephone or "local loop" services has resulted in increased competition in the delivery of telephone services from alternative access providers. Many of these new access providers, such as long-distance telephone carriers, public utilities and cable television companies, must install or upgrade infrastructure to support basic and enhanced services. In addition, worldwide demand for basic telephone service has grown, especially in developing countries. As new infrastructure is established to deliver local telephone service, service providers are often choosing wireless transmission systems instead of a traditional wired approach. Wireless transmission systems involve a number of short-haul radio connections and as a result, generally offer lower cost and faster installation. Demand for high data rate access to the Internet is in demand to serve large businesses, small and medium size enterprises and individuals. Wireless solutions are now available with high data rate radios for the subscriber connection to fiber optic networks. New point-to-multipoint radio systems and satellite systems are also used for Internet connections.

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

CELERITEK SOLUTION

        The Company provides GaAs RF ICs and high-frequency radio transceiver subsystems and components to leading suppliers of wireless communications systems. Using its integrated circuit and system design expertise, together with its in-house semiconductor foundry and proprietary GaAs process technologies, the Company provides its OEM customers with radio transceiver solutions tailored to their specific wireless transmission needs, anticipating and solving system architecture and performance problems. The Company believes that its solution-driven approach enables its customers to concentrate on their core competencies, accelerate product time to market and achieve cost savings. The Company has developed an extensive library of signal processing functions that serve as the standard building blocks for its products. The Company maintains manufacturing control of its products through use of a wide range of in-house manufacturing technologies, including its semiconductor foundry, which the Company believes enables it to reach production volumes more quickly and provide greater control over quality and delivery of its products, in addition, the Company can more easily modify system and circuit designs to reduce wafer processing costs and cycle time. The Company believes that its engineering capability, coupled with its in-house vertically integrated manufacturing base, allows the Company to select the most appropriate technology for a given application to optimize cost and performance and provides for a time-efficient product development process, from design through prototype and into manufacturing.

STRATEGY

        The Company's strategy is to identify high-growth markets of the wireless communications industry, target leading OEMs in those markets and provide its customers the application-specific products they require by leveraging its expertise in integrated circuit and system design as well as GaAs process technologies. The following are the key elements of the Company's strategy:

        Increase Market Share in Wireless Markets. The Company targets selected high-growth commercial markets and focuses on specific opportunities where the Company believes that it has developed or can develop a competitive advantage and become a market leader. The Company targets a mix of established markets, such as point-to-point microwave radio applications, and emerging mainstream markets, such as PCS, that it expects to generate revenue in the near-term while providing for medium and long-term growth.

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

MARKET AND CUSTOMERS

        The Company's products are utilized primarily in four markets: (i) cellular and personal communications services systems; (ii) microwave radios;
(iii) satellite-based communications; and (iv) defense electronics.

Semiconductors for Cellular Telephone Systems, Personal Communication Services and Wireless Local Loop.

        As wireless usage grows, wireless service providers continue to improve the quality and functionality of the services they offer and seek to offer greater bandwidth for increased capacity. To expand capacity, governments are making available less congested frequency bands for new wireless communications services. PCS is a category of digital systems and services that lets users send and transmit voice messages, e-mail, faxes and other data with a cordless handset device. PCS technology is also used for wireless private branch exchange ("PBX") office-based systems. In such a system, digital cordless phones have the same functionality as extensions, ringing when an office member is dialed regardless of the user's location. These digital PCS networks, which require more cells (base stations) but are much cheaper to install than cellular networks, are stimulating competition from cellular providers as they overhaul their analog networks to compete with the clarity, security and capacity of digital processing.

        Consumers are demanding small, light weight cellular and PCS handsets that provide clear, uninterrupted communication. This demand has lead to a need for smaller, more efficient RF components in wireless handsets. One of the most expensive and complex components in the RF portion of the handset is the power amplifier. Historically, discrete GaAs solutions have been used for this function. As GaAs integrated circuits have become more available and cost effective they have begun replacing discrete solutions because they are more reliable and smaller than discrete hybrids. Because of the physical properties of GaAs, GaAs power amplifiers are more efficient than silicon and this efficiency enables the handset manufacturer to use smaller, lighter batteries. Celeritek produces a line of GaAs power amplifier products that addresses all access technologies and frequencies.

        Use of wireless local loop for telephony applications is being driven by the demand for basic telephone service in urban areas of countries that lack an adequate telecommunications infrastructure such as India and China in Asia, the developing nations in Eastern Europe, and South America. These systems offer a cost-effective alternative to traditional wired telephony systems, with a faster installation time.

        The Company produces GaAs RF ICs for handsets for customers including Motorola, Inc., Mitsubishi, and Ericcson Corporation.

Microwave Radios

        Wireless voice networks are expanding in response to the build-out of infrastructure to support demand for cellular telephony, PCS networks and emerging wireless local telephone or "local loop" service. The increased demand for wireless communications services has led existing service providers such as cellular service providers, to upgrade their networks to more effectively use their allocated frequency spectrum to accommodate more users and increased features. One method of increasing capacity requires dividing existing cells into several smaller radius cells, which allows the RF spectrum to be reused in adjacent cells. These micro cell upgrades to existing systems require the establishment of additional, interconnected base stations.

        Wireless voice networks generally consist of a series of base stations that interconnect to an MTSO using microwave point-to-point radios. Subscribers to these systems can be either mobile, as is the case with cellular and PCS, or fixed-site, as is the case with wireless local loop networks. Subscribers transmit to base stations and base stations transmit to subscribers using RF radios.

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

        Fast and easy access to the Internet is critical for success in today's business world. Global businesses are now demanding wireless access anytime, anywhere for their increasingly mobile workforces. Besides mobile workers, there are an estimated over half million office buildings in the United States that need unwired, high speed data access. This provides a significant opportunity for companies like Celeritek, to provide cost-effective, quickly implemented, wireless solutions. Point-to-point and point-to-multipoint systems are used to connect subscribers with high data rate needs to fiber optic backbone tranceiver systems.

        The Company designs, manufactures and markets microwave radio transceivers and outdoor units to customers including P-COM, Inc., DMC, Bosch, and Alcatel for microwave radio applications.

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

        Use of VSATs for telephony applications often in conjunction with a wireless local loop, is being driven by the demand for basic telephone service in rural and urban areas of countries that lack an adequate telecommunications infrastructure such as India and China in Asia, the developing nations in Eastern Europe, and South America. VSAT telephony systems also have applications in remote locations and inaccessible terrain. These systems offer a cost-effective alternative to traditional wired telephony systems, with a faster installation time.

        Celeritek produces subsystems and components for use in VSAT data and telephony systems for system providers including Gilat Satellite Networks Ltd, and STM Wireless Inc., which provide VSAT earth stations and related hub equipment. The Company also manufactures RF IC's for mobile satellite subscriber applicants. These products are supplied to Ericsson and Hughes Network Systems. VSAT products are sold for distribution through Norsat worldwide.

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

Defense Electronics Market

        Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles' tracking systems through various RF and microwave signal processing techniques. The Company supplies its transceiver components to major electronic system manufacturers such as ITT Aerospace, Racal Radar Defense Systems, Ltd., Northrop-Grumman Corp., Dassault Electronique, Lockheed Martin and Litton Industries for installation into electronic countermeasure, radar systems and communications satellites for various military aircraft and missile systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.

        In response to changing market conditions, the Company has shifted its focus from defense markets to commercial wireless communications markets. While the Company will continue to support its customers in the defense markets, there can be no assurance that sales to defense customers will not further decrease in the future. During fiscal 1999, defense sales were $20.7M, and 50% of total net sales, respectively. The Company does not expect sales to defense customers to increase from the levels achieved in the 1999 fiscal year due to the low level of funding for new defense programs.

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

        Transceivers and component parts for transceivers are circuits that perform the functions described above. RF and microwave circuits can be either non-integrated ("hybrid circuits") or integrated ("ICs"). The hybrid circuit is a basic building block of a transceiver. A hybrid circuit typically consists of a ceramic platform called a substrate on which GaAs field effect transistors ("FETs") and other electronic components are interconnected to perform signal processing functions such as amplification, conversion from one frequency to another and filtering. The performance of the circuit is affected by the characteristics of the FETs and other electronic components, the inter-connectivity patterns of various components, the shape, size and location of the components with respect to each other, the type of material used for the substrate, and the size, shape and type of enclosure that is designed to hold the circuit. Predicting and controlling performance in circuit designs at RF and microwave frequencies requires a combination of design experience and precise modeling of component performance. Perfecting circuit designs also requires expertise in partitioning circuit blocks. Knowledge of which functions to integrate or separate and how various blocks will interact in the system results in better overall performance and small circuit size.

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

        The Company's proprietary processes use state-of-the-art process equipment for the wafer fabrication of GaAs products with geometry's as small as
0.25 micron. These processes enable the volume production of high performance, highly integrated devices. The Company's current lithography process using stepper-based, i-line, phase-shift technology enables the Company to produce very fine line width devices in volume with proven production methods. Using the Company's proprietary pHEMT ("pseudomorphic High Electron Mobility Transistor") and MESFET ("Metal Semiconductor Field Effect Transistor") process technologies, which the Company believes are far simpler and more reliable than some competing technologies, the Company believes it is able to precisely match the process and the particular circuit design to maximize product performance. The Company has also placed emphasis on the packaging and test areas of production to insure that the surface mount devices meet the most rigorous performance and quality specifications with advanced materials, packaging systems and testing methods. Notwithstanding the simpler GaAs manufacturing process, the production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of raw materials, lower production yields associated with GaAs technology and higher unit costs associated with lower production volumes.

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

        The Company offers standard products with published data sheets and price lists as well as products based upon application-specific designs for its major customers. The Company's transceiver subsystems are generally based upon application-specific designs. The standard building blocks for these designs are derived from the Company's extensive library of signal processing functions used in products previously designed and manufactured by the Company. The Company's semiconductor products are generally standard products or slight modifications of standard products.

GaAs RF ICs

Semiconductors

        The Company offers a line of GaAs semiconductor products to OEM customers for use in the commercial wireless communications markets, in addition to those semiconductor products that it incorporates into its own assemblies. The GaAs semiconductor products produced by the Company are transceiver components such as amplifiers, switches and converters. Some of these products are combined to function as complete transceivers. With its focus on CDMA("Code Division Multiple Access") and emerging WCDMA("Wideband Code Divisional Multiple Access") applications, Celeritek is becoming recognized as a leader in supplying the transmit power amplifier solutions used by major OEM's. The Company's current revenues from semiconductor products are derived principally from the sale of power amplifiers for use in wireless handsets for cellular and PCS networks.

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

SALES AND MARKETING

        The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a network of manufacturers' representatives managed by the Company's internal sales force of nine people. This internal sales force is generally organized by product. The Company has contracts with 15 manufacturers' representatives in the United States and 17 international representatives which are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, Celeritek advertises in major trade publications and attends major industry shows in the commercial wireless communications and defense markets.

        After the Company has identified key potential customers in its market segments, the Company makes sales calls with its manufacturers' representatives and its own sales, management and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in analog signal processing and wireless transmission. In order to promote widespread acceptance of its transceiver products and provide customers with support for their wireless transmission needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions such needs. The Company believes that its customer engineering support provides it with a key competitive advantage.

        During the year ended March 31, 1999, no customer accounted for more than 10% of total net sales. In fiscal 1998, one customer, P-Com, accounted for approximately 20% of total net sales. In fiscal 1997, two customers, P-Com and Westinghouse, accounted for approximately 20% and 11% of total net sales, respectively. A relatively limited number of OEM customers have historically accounted for a substantial portion of the Company's sales. In fiscal 1998 and 1999, sales to the top ten customers accounted for approximately 63% and 56%, respectively, of total net sales. Due to the sharp decline in sales to in the microwave radio and satellite based communications markets, the Company's sales were less concentrated among a few large customers. The Company still expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future.

        For fiscal 1998 and 1999, sales from international customers accounted for 23% and 2l%, respectively, of total net sales, primarily for defense electronics applications. In addition, many of the Company's domestic customers sell their products outside of the United States. These sales carry a number of inherent risks, including the need for export licenses, tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States and generally longer receivables collection periods.

BACKLOG

        The Company includes in its backlog all purchase orders and contracts for products with requested delivery dates within twelve months.

        The Company's backlog at March 31, 1999 was approximately $22 million, of which 73% was for commercial customers, as compared to approximately $37 million at March 31, 1998, of which 68% was for commercial customers. Generally, purchase orders in backlog are subject to cancellation without penalty at the option of the customer, and from time to time the Company has experienced cancellation of orders in backlog. Most of the Company's quarterly net sales have generally resulted from orders obtained in prior quarters. The Company's backlog is subject to fluctuations and is not necessarily indicative of the Company's future sales. In addition, there can be no assurance that current backlog will necessarily lead to sales in any future period.

        Of the Company's current backlog, approximately one-third is attributable to orders received from two customers. If the Company were to lose a major customer, or if orders by a major OEM customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or decreases in government defense spending, the Company's business, operating results and financial condition would be materially adversely affected.

RESEARCH AND DEVELOPMENT

        The Company's research and development efforts are focused on the design of new integrated circuits, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in device packaging. As of March 31, 1999, Celeritek employed 37 people to support its research and development efforts. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers. The Company has developed an extensive library of proven circuits that can be integrated into higher level systems. The Company believes that its ability to leverage this library of modules reduces product time to market and development costs.

        The Company uses advanced RF and microwave development tools, including RF and microwave test equipment and computer aided design ("CAD") systems. The Company uses workstations and analog simulation tools for circuit design and CAD systems for mechanical design and thin film mask layouts.

        The Company's total expenses for research and development for the fiscal years ended March 31, 1997, 1998 and 1999 were $4.3 million, $5.4 million, and $5.9 million, respectively.

MANUFACTURING

        The Company substantially relies on a mix of internal and subcontract manufacturing for production of its radio transceiver subsystems and transceiver components, GaAs FETs and RF ICs, hybrid circuits and high frequency circuit boards with surface mount technology. The Company's extensive quality control system is designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military's MIL-Q9858A quality system, which approval is also generally accepted by commercial customers.

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

        The Company contracts with a third party vendor to assemble certain of its subsystem product-line components to reduce manufacturing labor costs. Additionally, the Company contracts with several third party vendors in Asia to assemble its GaAs chips into integrated circuit packages. Although the Company strives to maintain more than one vendor for each assembly process, this is not always possible due to volume and quality issues. To the extent that any of the assembly vendors are not able to provide a sufficient level of service with an acceptable quality level, the Company could have difficulty meeting its delivery commitments which could materially adversely impact the Company's financial, operating and financial results.

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

        Certain components used by the Company in its existing products are only available from single sources, while certain other components are presently available or acquired only from a limited number of suppliers. In the event that its single or limited source suppliers are unable to fulfill the Company's requirements in a timely manner, the Company may experience an interruption in production until alternative sources of supply can be obtained, which could damage customer relationships or have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

        The Company's current and potential competitors include specialized manufacturers of RF and microwave signal processing components, large, vertically integrated systems producers that manufacture their own GaAs components and independent suppliers of silicon and GaAs integrated circuits that compete with the Company's GaAs devices. Furthermore, the Company currently supplies components to large OEM customers that are continuously evaluating whether to manufacture their own components or purchase them from outside sources. The Company expects significantly increased competition both from existing competitors and a number of companies that may enter the wireless communications market. In the area of wireless subsystems products, the Company competes primarily with Hewlett-Packard Co., Remec, Inc., and Mitsubishi Corporation. In the GaAs RF IC products, the Company competes primarily with ANADIGICS, Inc., RF Micro Devices Inc. and Raytheon Co. In the military market, the Company competes primarily with CTT Inc. and Litton Industries, Inc. Most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company and have achieved market acceptance of their existing technologies. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers incorporate the Company's products into their systems, product quality and performance, price, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future.

GOVERNMENT REGULATIONS

        The Company's products are incorporated into wireless communications systems that are subject to various FCC regulations. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have an adverse effect on the Company's business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

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

EMPLOYEES

        As of March 31, 1999, the Company had a total of 329 employees including 11 in marketing, sales and related customer support services, 37 in research and development, 265 in manufacturing and 16 in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included under "Market for Registrants' Common Stock" in the Company and is incorporated herein by reference.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CLTK. The following table sets forth the range of high and low closing sale prices as reported on the Nasdaq National Market System.

QUARTER ENDED                               HIGH                LOW
FISCAL 1999
June 30, 1998                              $   12.13          $   5.25
September 30, 1998                              6.63              3.63
December 31, 1998                               4.00              2.63
March 31, 1999                                  6.69              2.75

FISCAL 1998                                   HIGH                        LOW
June 30, 1997                                $13.25                     $ 9.50
September 30, 1997                            18.13                      12.25
December 31, 1997                             17.94                      13.00
March 31, 1998                                15.00                      10.38
FISCAL 1997
June 30, 1996                                $16.00                      $9.50
September 30, 1996                            14.75                       9.75
December 31, 1996                             16.25                       9.75
March 31, 1997                                14.75                       9.25

        At April 16, 1999, there were approximately 221 shareholders of record. To date, the Company has neither declared nor paid cash dividends on shares of its Common Stock. The Company currently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's lines of credit prohibit payment of cash dividends without prior bank approval.


ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included under "Summary Consolidated Financial Information" and is incorporated herein by reference on page one of the Company's Annual Financial Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As stated in Item 1 preceding, the discussion and analysis below contains trend analysis and other forward looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

OVERVIEW

        The Company designs, develops, manufactures and markets GaAs RF ICs and high-frequency radio transceiver subsystems and components that provide core transmit and receive functions for wireless communications systems and defense electronics. The Company's subsystems products are primarily utilized in point-to-point and point-to-multipoint radios, satellite-based communications and defense electronics systems. The Company's semiconductor products are primarily utilized in telephones for cellular, PCS and wireless local loop subscriber units.

        A relatively limited number of OEM customers have historically accounted for a substantial portion of the Company's sales. In fiscal 1998 and 1999, sales to the top ten such customers accounted for approximately 63% and 56%, respectively, of total net sales. In fiscal 1999, none of the Company's OEM customers accounted for more than 10% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, however, the specific customers will likely change from year to year. If the Company were to lose a major OEM customer, or if orders by a major OEM customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or decreases in government defense spending, the Company's business, operating results and financial condition would be materially adversely affected.

        The Company's gross margins in any period are affected by a number of different factors. Gross margins for certain of the Company's products, primarily its semiconductor products, are strongly impacted by production volume. The fabrication and packaging of integrated circuits, particularly GaAs RF ICs, are highly complex and precise processes. Minute impurities, defects in the masks used to print circuits on a wafer, difficulties in the fabrication or packaging processes, or other factors could result in lower than expected production yields, which could adversely effect gross margins. Gross margins for commercial products also depend on pricing pressure, market demand for lower cost products in commercial markets and adequate production volumes. Because of the different gross margins on various products, changes in product mix can impact gross margins in any particular time period. In addition, in the event that the Company is not able to adequately respond to pricing pressures, the Company's current customers may decrease, postpone or cancel current or planned orders, and the Company might not be able to secure new customers. As a result, the Company may not be able to achieve desired production volumes or gross margins.

        In addition, average selling prices for the Company's products generally fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. The average selling prices of a specific product also tend to decrease over that product's life. To offset such decreases, the Company relies primarily on obtaining design and yield improvements and corresponding cost reductions in the manufacture of existing products. Also, on introducing new products the company will incorporate advanced features that can be sold at higher average selling prices.

FISCAL 1999 COMPARED TO FISCAL 1998

        The Company's total net sales decreased 27% from $56.3 million in fiscal 1998 to $41.1 million in fiscal 1999. During fiscal 1999, commercial sales decreased 38% over fiscal 1998 from $32.9 million to $20.5 million. Defense sales decreased 12% from $23.4 million in fiscal 1998 to $20.7 million in fiscal 1999.

        The decrease in sales between fiscal 1998 and fiscal 1999 was primarily due to decreased sales to the commercial markets. Commercial sales decreased 38%. Commercial subsystems sales decreased 61% from $24.9 in fiscal 1998 million to $9.7 million in fiscal 1999. The decrease in sales to the commercial subsystem market was the net result of reduced installations of new radio networks compared to the prior year and economic conditions facing several of the Company's point-to-point radio and VSAT customers. The decrease in commercial subsystem sales was partially offset by 34% growth in semiconductor products sales, from $8.0 million in fiscal 1998 to $10.8 million in fiscal 1999. The increase in the semiconductor sales was the result of an increase in the sales of GaAs RF power amplifiers for use in PCS handsets. Sales in fiscal 1999 to the defense electronics markets decreased primarily as a result of decreased government spending in defense programs available to the Company and continued competition in the defense industry. The Company does not expect defense sales to increase in the future.

        Gross margin decreased from 36% in fiscal 1998 to 11% in fiscal 1999. The Company's products have varying levels of gross margin. Semiconductor margins are volume and yield dependent. The semiconductor manufacturing process has a significant level of fixed costs and less than optimal volumes can result in lower than expected gross margins. Additionally, semiconductor parts generally have declining average selling prices. In the microwave radio market dramatically lower production levels and continued pricing pressure due to the market conditions facing the Company's customers resulted in unfavorable production cost capacity variances on a per unit and overall basis.

        Research and development expenses increased from $5.4 million, or 10% of total net sales in fiscal 1998, to $5.9 million, or 14% of total net sales in fiscal 1999, reflecting the Company's continuing investment in commercial product development, particularly for semiconductor products. The increase was primarily due to the design center established in Northern Ireland. The Company expects research and development expenses to continue to increase in future periods.

        Selling, general and administrative expenses decreased from $8.8 million or 16% of total net sales in fiscal 1998, to $8.5 million, or 21% of total net sales in fiscal 1999. The dollar decrease resulted from lower commissions on sales, and management actions to lower salary costs and general spending.

          Interest income and expense and other income, net, was $416,000 of income in fiscal 1998 compared to $92,000 of expense in fiscal 1999. The decrease is primarily due to lower interest income because of lower cash balances, and increased interest expense due to debt resulting from the purchase of capital assets.


FISCAL 1998 COMPARED TO FISCAL 1997

        The Company's total net sales increased 24% from $45.3 million in fiscal 1997 to $56.3 million in fiscal 1998. The increase in sales between fiscal 1997 and fiscal 1998 was due to increased sales to both the commercial and defense markets. Commercial sales increased 19%, with semiconductor products growing from $5.6 million in fiscal 1997 to $8.0 million in fiscal 1998. The increase in the semiconductor sales was the result of a more than four fold increase in the sales of GaAs RF power amplifiers for use in PCS handsets. Commercial subsystems sales increased 13% from $22.0 million to

$24.9 million in fiscal 1998. The increase in sales to the commercial subsystem market was the net result of a 62% increase in sales to microwave radio manufacturers and relatively flat sales to the satellite market.

        Gross margin was consistent at 36% in both fiscal 1998 and 1997. The Company's products have varying levels of gross margin. Semiconductor margins are volume and yield dependent. The semiconductor manufacturing process has a significant level of fixed costs and less than optimal volumes can result in lower than expected gross margins. Additionally, semiconductor parts generally have declining average selling prices. In the microwave radio market, continuing pricing pressures on the radio manufacturers has resulted in eroding average selling prices.

        Research and development expenses increased from $4.3 million, or 9% of total net sales in fiscal 1997, to $5.4 million, or 10% of total net sales in fiscal 1998, reflecting the Company's continuing investment in commercial product development, particularly for semiconductor products. The dollar increase was to support increased headcount. The Company expects the dollar amount of research and development expenses to continue to increase in future periods.

        Selling, general and administrative expenses increased from $6.8 million, or 15% of total net sales in fiscal 1998, to $8.8 million, or 16% of total net sales in fiscal 1998. The dollar increase was due to increased administrative costs to support increased headcount, legal expenses related to an acquisition attempt and insurance costs. Selling expenses increased due to higher commissions on an increased orders level and additional headcount.

        Interest income and expense and other income, net, was $525,000 in fiscal 1997 compared to $416,000 in fiscal 1998. The decrease is primarily due to lower interest income, resulting from lower cash balances, and increased interest expense due to debt resulting from the purchase of capital assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities, including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million. Ongoing employee stock purchase and stock option exercises currently generate between $.5 and $1.0M annually.

        Net cash provided by operating activities was $6.9 million in fiscal 1997, and net cash used in operating activities was $1.1 million and $3.1 million in fiscal 1998 and 1999, respectively. The cash used in operating activities in fiscal 1998 as compared to fiscal 1997 was due to increases in accounts receivable and inventory. The cash used in operating activities in fiscal 1999 compared to fiscal 1998 was primarily due to a net loss from operations for the year which was the result of lower levels of sales activity, offset by reductions in accounts receivable.

        Net cash used in investing activities was $3.7 million, $3.4 million and $0.5 million during fiscal 1997, 1998 and 1999. The net cash used for investing for all periods relates primarily to purchases of equipment and the sale and purchase of short-term investments. The company leases capital equipment in order to conserve cash.

        The Company financed $1.0 million of equipment purchases through long-term debt for both fiscal years 1998 and 1999.

        As of March 31, 1999, the Company had $1.7 million of cash and cash equivalents, $5.9 million of short-term investments and $23.3 million of working capital. The Company believes that the current capital resources combined with its existing credit facilities and pending tax refund will be sufficient to meet its liquidity and capital expenditure requirements at least through fiscal 2000. As discussed in Note 8 that follows, the Company expects to reach a favorable agreement with the bank, regarding covenant requirements for the current fiscal year.

IMPACT OF YEAR 2000

        The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

        The Company has tested, modified and upgraded its software so that its various computer systems will function properly and that the Year 2000 will not pose significant operational problems for its computer systems. The company has initiated communications with all of its suppliers. Over 300 companies have been surveyed, responses reviewed, and risk levels categorized. Ongoing completion of the full assessment of supplier risk and recovery planning will continue through the year 2000. The cost of compliance monitoring and remediation activities has not been material, nor is it expected to adversely affect the operating results.

EURO

        The Company is addressing issues raised by the introduction of the Single European Currency ("Euro") for the initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company does not expect the the introduction of the Euro will materially adversely affect transaction costs, nor does the company believe such introduction will have a material adverse affect on the Company's overall financial results.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        The following factors should be carefully reviewed in addition to the other information contained in this 10K Report.

        The Company's annual and quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including the timing, cancellation or delay of customer orders; the mix of products sold; the timing of new product introductions by the Company or its competitors; the long sales cycle associated with the Company's application-specific products; market acceptance of the Company's and its customers' products; variations in average selling prices of semiconductors; variations in manufacturing yields; changes in inventory levels; and changes in manufacturing capacity and variations in the utilization of this capacity and other competitive factors. Any unfavorable changes in the factors listed above or others could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to maintain annual or quarterly profitability in the future.

        The Company's ability to grow will depend substantially on its ability to continue to apply its RF and microwave signal processing expertise and GaAs semiconductor technologies to existing and emerging commercial wireless communications markets. If the Company is unable to design, manufacture and market new products for existing or emerging commercial markets successfully, its business, operating results and financial condition will be adversely affected. Furthermore, if the markets for the Company's products in the commercial wireless communications area fail to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

        The markets in which the Company competes are intensely competitive and the Company expects competition to increase. There can be no assurance that the Company will be able to compete successfully in the future. Furthermore, the markets in which the Company competes are characterized by rapidly changing technologies, evolving industry standards and continuous improvements in products and services. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The life cycles of certain of the Company's products are dependent on the life cycle of the end products that utilize the Company's products. The life cycle of cellular and PCS telephones is expected to be relatively short. The Company's business, operating results and financial condition could be materially adversely affected by excess or obsolete inventory levels if the expected demand for a product does not materialize.

        Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. In the event that its single or limited source suppliers are unable to fulfill the Company's requirements in a timely manner, the Company may experience an interruption in production until alternative sources of supply can be obtained, which could damage customer relationships or have a material adverse effect on the Company's business, operating results and financial condition.

The Company uses various third party integrated circuit assembly vendors to package its semiconductor products. The packaging of microwave components is technically difficult as the package acts as a tuning element on the integrated circuit causing the performance of the integrated circuit when packaged to differ from the performance before packaging. Because of these difficulties, all assembly vendors need to be carefully qualified and quality and volume issues may result in single source suppliers at times. The Company's inability to obtain acceptable quality levels or timely deliveries from its assembly vendors or the loss of any of its current vendors would result in delays or reduction of product shipments and could adversely affect its business, operating results and financial condition.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest Rate Risk

        At March 31, 1999, the Company's cash equivalents and short-term investments consisted primarily of high-grade fixed income securities of short-term maturity. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds, by limiting default risk, market risk and reinvestment risk. The securities held are subject to interest rate fluctuations and may decline in value when interest rates change. However, the short-term maturity of all securities removes any material market risk, and in the opinion of management, no material impact could result in the Company's financial results due to these holdings.

Foreign Currency Exchange Risk

        The current foreign exchange exposure in all international operations is deemed to be immaterial since all of the Company's revenues and the majority of liabilities are receivable and payable in US Dollars. A 10% change in exchange rates would not be material to the Company's financial condition and results from operations. Accordingly, the Company does not use derivative financial instruments to hedge against foreign exchange exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is listed under Item 14(a)1, of
Part IV of this Report on Form 10-K and in the records at the Securities and Exchange Commission (Edgar Data Base).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to the Company's directors and nominees is included under "Election of Directors" and "Section 16a Beneficial Reporting Requirements" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

        The information required by this item relating to the Company's executive officers is as follows:

Executive Officers

        The executive officers of the Company are as follows:

        Name             Age                            Position
Tamer Husseini           56    Chairman of the Board, President and Chief Executive Officer
P. Michael Houlihan      51    Vice President, Finance and Chief Financial Officer
Robert D. Jones          59    Senior Vice President, Marketing and Sales
William W. Hoppin        36    Vice President, Sales
Gary J. Policky          57    Vice President, Engineering and Chief Technical Officer
Richard G. Finney        49    Vice President, Subsystem Division
Perry A. Denning         52    Vice President, Semiconductor Division

        TAMER HUSSEINI, a founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since the Company's organization in 1984. Prior to founding the Company, Mr. Husseini was employed by Granger Associates, a telecommunications company, as Vice President from 1982 until 1984. Before joining Granger Associates, Mr. Husseini was employed by Avantek, Inc. ("Avantek"), a manufacturer of integrated circuits and components for wireless communications applications and now a division of Hewlett-Packard Company, from 1972 until 1982, most recently as General Manager of the Microwave Transistor Division.

        P, MICHAEL HOULIHAN joined the Company in 1998 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Houlihan was an employee of Hewlett Packard Corporation from 1973 until 1997. Mr. Houlihan served 12 years as the Chemical Analysis Group Controller and prior had held various divisional controller and international financial management positions. Before joining Celeritek, from 1997 to 1998 Mr. Houlihan had consulted at Verifone, Inc.

        ROBERT D. JONES, a founder of the Company, has served as Vice President, Marketing since the Company's organization in 1984. In 1997, Mr. Jones was appointed Senior Vice President, Marketing and Sales. Prior to founding the Company, Mr. Jones was employed by Avantek from 1968 until 1981 in Marketing and Sales, where he served most recently as Director of Marketing, and worked from 1981 to 1984 as an Independent Marketing Consultant.

        WILLIAM W. HOPPIN, joined the Company as a design engineer and has since held various positions in the Company and was appointed Vice President, Sales in April, 1997. Prior to joining the Company, Mr. Hoppin received his Bachelors of Science in Electrical Engineering from Cornell University.

        GARY J. POLICKY, a founder of the Company, has served as Vice President, Signal Processing Operations since the Company's organization in 1984. In 1997, Mr. Policky was appointed as the Company's Vice President of Engineering and Chief Technical Officer. Prior to founding the Company in 1984, Mr. Policky was employed from 1969 until 1984 at Avantek as Engineering Manager of Microwave Components and Amplifiers.

        RICHARD G. FINNEY joined the Company in 1985 as Director of Manufacturing and has served as Vice President, Manufacturing since January 1996. In 1997, Mr. Finney was appointed Vice President and General Manager of the subsystems division. Prior to joining the Company, Mr. Finney was employed by Loral, Western Operations in 1984 as Director of Operations. Before joining Loral, Western Operations, Mr. Finney was employed by Avantek from 1974 to 1984, most recently as a manufacturing manager.

        PERRY A. DENNING joined the Company in July, 1997 as Vice President and General Manager of the semiconductor division. Prior to joining the Company, Mr. Denning was employed by Monolithic Systems Technology, Inc. as the Vice President of Operations. Before joining Monolithic Systems, Mr. Denning was employed by VLSI Technology, Inc., most recently as Vice President of Corporate Facilities and Support Operations.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Executive Compensation and Other Information" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Report of Ernst & Young LLP, Independent Auditors. Page 21 as follows

          Consolidated Balance Sheets as of March 31, 1999 and 1998. Page 22

          Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997. Page 23

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997. Page 24

          Consolidated Statements of Cash Flow for the years ended March 31, 1999, 1998, and 1997. Page 25

          Notes to Consolidated Financial Statements. Pages 26-34

    2.    Financial Statements Schedules

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes therein.

3.      Exhibits

       Exhibit
       Number       Description
       -------      -----------
       3.1 (1)      Restated Articles of Incorporation of Registrant.
       3.3 (1)      By laws of Registrant, as amended to date.
       4.1 (1)      Form of Registrant's Stock Certificate.
       4.2 (1)      Third Modification Agreement (including Registration Rights
                    Agreement) dated July 30, 1990, between the Registrant and certain
       4.3          investors.
                    Shareholders Rights Agreement dated March 25, 1999.  Instrument defining the rights of security holders. Filed Form 8-A12G April 1,
                    1999.
       10.1 (1)     1985 Stock Incentive Program and forms of Incentive Stock Option
                    Agreement and Nonstatutory Stock Option Agreement.
       10.2 (3)     1994 Stock Option Plan, as amended, and form of Stock Option
                    Agreement.
       10.3 (1)     Employee Qualified Stock Purchase Plan and form of Subscription
                    Agreement.
       10.4 (1)     Outside Director's Stock Option Plan and form of Stock Option
                    Agreement.
       10.5 (1)     Form of Directors' and Officers' Indemnification Agreement.
       10.6 (1)     Business Loan Agreement dated September 11, 1992 between the
                    Registrant and Silicon Valley Bank and Promissory Notes issued thereunder.
       10.9 (1)     Lease Agreement dated April 1, 1993 between the Registrant and Berg &
                    Berg Development.
       *10.11  (1)  Purchase Order from Westinghouse Electric Corporation dated April 14, 1994, along with addenda and exhibits.
       10.12   (2)  Lease agreement dated April 11, 1997 between the Registrant and
                    Spieker Properties, L.P.
       10.13   (4)  Loan modification agreement dated September 11, 1997 between
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

(2) Incorporated by reference to the exhibit to the Companys Form 10-K filing for the Fiscal Year ended March 31, 1997.

(3) Incorporated by reference to the Registrants Statement on Form S-8 (Comm Fil No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to the Company's Form 10-K for the Fiscal Year ended March 31, 1999.


b.      Reports on Form 8-K  (None filed).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CELERITEK, INC.

        We have audited the accompanying consolidated balance sheets of Celeritek, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth herein.



                                                       /s/ Ernst & Young, LLP

San Jose, California
April 23, 1999

Consolidated Balance Sheets (In Thousands, except share amounts)


                                                                   -----------------
                                                                        March 31,
                                                                   -----------------
                                                                    1999       1998
                                                                   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,729   $ 4,022
  Short-term investments                                             5,904     7,500
  Accounts receivable, net of allowance for doubtful accounts of
    $517 and $595 at March 31, 1999 and 1998, respectively          10,615    15,816
  Inventories                                                       11,376    10,635
  Income Tax Refund Receivable                                       2,441      --
  Prepaid expenses and other current assets                            306       415
  Deferred tax assets                                                  494     1,927
                                                                   -----------------
             Total current assets                                   32,865    40,315

Net property and equipment                                           7,201     8,042
Other assets                                                           144        91
                                                                   -----------------
Total assets                                                       $40,210   $48,448
                                                                   -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                   1611       333
  Current obligations under capital leases                             162        70
  Accounts payable                                                   4,217     4,491
  Accrued payroll                                                    1,400    1, 570
  Accrued liabilities                                                2,215     4,065
                                                                   -----------------
            Total current liabilities                                9,605    10,529

Long-term debt, less current portion                                  --         667
Noncurrent obligations under capital lease commitments                 257       239

Shareholders' equity:
Preferred stock, no par value:
  Authorized shares-2,000,000
     Issued and outstanding shares-none                               --        --
Common stock, no par value:
  Authorized shares-20,000,000
    Issued and outstanding shares-7,381,396 at March 31, 1999
    and 7,175,581 at March 31, 1998                                 25,087    24,214
  Retained earnings                                                  5,261    12,799
                                                                   -----------------
            Total shareholders' equity                              30,348    37,013
                                                                   -----------------
Total liabilities and shareholders' equity                         $40,210   $48,448
                                                                   -----------------

See accompanying notes.

Consolidated Statements of Operations (In Thousands, except per share data)

                                                --------------------------------
                                                  Fiscal Years Ended March 31,
                                                --------------------------------
                                                  1999        1998        1997
                                                --------------------------------
Net sales                                       $ 41,128    $ 56,317    $ 45,346
Cost of goods sold                                36,600      36,147      28,918
                                                --------------------------------
Gross profit                                       4,528      20,170      16,428

Operating expenses:
  Research and development                         5,927       5,389       4,252
  Selling, general, and administrative             8,488       8,784       6,802
                                                --------------------------------
Total operating expenses                          14,415      14,173      11,054
                                                --------------------------------
Income (loss) from operations                     (9,887)      5,997       5,374
Interest income and other                            300         475         525
Interest expense                                    (392)        (59)       --
                                                --------------------------------
Income (loss) before income taxes                 (9,979)      6,413       5,899
Provision (benefit) for income taxes              (2,441)      2,422       2,243
                                                --------------------------------
Net income (loss)                               ($ 7,538)   $  3,991    $  3,656
                                                --------------------------------
Basic earnings (loss) per share                 ($  1.04)   $   0.56    $   0.52
Diluted earnings (loss) per share               ($  1.04)   $   0.54    $   0.50
                                                --------------------------------
Weighted average common shares outstanding         7,265       7,126       7,017
Weighted average common shares                     7,265       7,450       7,352
outstanding, assuming dilution
                                                --------------------------------



See accompanying notes.

Consolidated Statements of
Shareholders' Equity

                                                                        Total
                                           Common          Retained  Shareholders'
                                            Stock          Earnings     Equity
                                       ----------------------------------------
                                       Shares    Amount
                                       ----------------------------------------
BALANCE AT MARCH 31, 1996               6,891   $ 22,767   $  5,152    $ 27,919
   Issuance of common stock
     on exercise of options
     under stock option plan,
     net of repurchases                   161        279       --           279
   Issuance of common stock
     under employee stock
     purchase plan                         44        323       --           323
   Tax benefit of stock option
      exercises                          --          307       --           307
   Net and total comprehensive           --         --        3,656       3,656
      income
                                        ---------------------------------------
BALANCE AT MARCH 31, 1997               7,096     23,676      8,808      32,484
   Issuance of common stock
     on exercise of options
     under stock option plan               32        134       --           134
   Issuance of common stock
      under employee stock
      purchase plan                        48        404       --           404
   Net and total comprehensive           --         --        3,991       3,991
       income
                                        ---------------------------------------
BALANCE AT MARCH 31, 1998               7,176     24,214     12,799      37,013
   Issuance of common stock
     on exercise of options
     under stock option plan               83        425       --           425
   Issuance of common stock
      under employee stock
      purchase plan                       122        448       --           448
   Net and total comprehensive           --         --       (7,538)     (7,538)
       income (loss)
                                        ---------------------------------------
BALANCE AT MARCH 31, 1999               7,381   $ 25,087   $  5,261    $ 30,348
                                        ---------------------------------------




See accompanying notes.

Consolidated Statements of Cash Flows (In Thousands)

                                                      --------------------------------
                                                        FISCAL YEARS ENDED MARCH 31,
                                                      --------------------------------
                                                        1999       1998        1997
                                                      --------------------------------
OPERATING ACTIVITIES
Net income                                            $( 7,538)   $  3,991    $  3,656
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
    Depreciation and amortization                        3,143       2,358       2,119
    Loss on disposal of property and equipment            --          --             7
    Income Tax Receivable                               (2,441)
    Deferred income taxes                                1,433         306        (603)
    Changes in operating assets and liabilities
      Accounts receivable                                5,201      (5,705)       (436)
      Inventories                                         (741)     (3,317)       (920)
      Prepaid expenses and other assets                     56        (145)       (144)
      Accounts payable, accrued payroll and
        accrued liabilities                             (2,294)      1,364       3,184
                                                      --------------------------------
Net cash provided by (used in) operating activities     (3,181)     (1,148)      6,863


INVESTING ACTIVITIES
Purchases of property and equipment                     (2,084)     (4,029)     (3,043)
Decrease in other assets                                  --           (48)       --
Purchase of short-term investments                     (12,504)    (10,180)    (14,525)
Proceeds from maturities of short-term investments      14,100      10,880      13,825
                                                      --------------------------------
Net cash used in investing activities                     (488)     (3,377)     (3,743)

FINANCING ACTIVITIES
Payments on long-term debt                                (389)       --          --
Borrowings on long-term debt                             1,000       1,000        --
Payments on obligations under capital leases              (108)        (24)       --
Net proceeds from issuance of common stock                 873         538         602
                                                      --------------------------------
Net cash provided by financing activities                1,376       1,514         602
                                                      --------------------------------

Increase (decrease) in cash and cash equivalents        (2,293)     (3,011)      3,722

Cash and cash equivalents at beginning of period         4,022       7,033       3,311
                                                      --------------------------------
Cash and cash equivalents at end of period            $  1,729    $  4,022    $  7,033
                                                      --------------------------------



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES Celeritek, Inc. (the "Company") designs, develops, manufactures, and markets gallium arsenide radio-frequency integrated circuits (GaAs RF ICs) and high frequency radio transceiver subsystems and components that provide core transmit and receive functions for wireless communications systems. The Company's subsystems products are utilized in point-to-point and point-to-multipoint radios, satellite-based communications and defense electronics. The Company's semiconductor products are primarily used in telephones for cellular and PCS systems, and wireless local loop subscriber terminals. The Company's defense electronic products are for applications such as missile guidance and electronic countermeasures.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. The Company's reporting period consists of a fifty-two week period ending on the Sunday closest to the calendar month end. Fiscal years 1999, 1998, and 1997 ended on March 28, March 29, and March 30, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers highly liquid investments with maturities of less than three months when purchased to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Other than U.S. government treasury instruments, the Company's investment policy limits the amounts invested in any one institution or in any single type of instrument.

CONCENTRATION OF CREDIT RISK The Company sells its products primarily to original equipment manufacturers in the communications industry and government contractors. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Actual credit losses may differ from management's estimates. To date, credit losses have been within management's expectations, and the Company believes that an adequate allowance for doubtful accounts has been provided.

INVENTORIES AND COST OF GOODS SOLD Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost and depreciated using the straight-line method over their respective estimated useful lives (generally five years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives of three to five years or the lease term, whichever is less. Leasehold improvements are amortized by the straight-line method over their respective estimated useful lives of seven years or the lease term, whichever is less.

REVENUE RECOGNITION AND WARRANTIES Revenue from product sales is recognized upon shipment. Provisions are made for estimated doubtful accounts and customer returns based on experience and a review of specific accounts. The Company also provides for estimated normal warranty costs to repair or replace products for a period of twelve months from the time of sale. Actual warranty costs may differ from management's estimates.

RESEARCH AND DEVELOPMENT Research and development expenditures are charged to operations as incurred.

EARNINGS PER SHARE In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS) basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants and assumed conversions of preferred stock.

        In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB 98). Under SAB 98, certain shares of options and warrants to purchase common stock, issued at prices substantially below the per share price sold in the Company initial public offering in December 1995, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64, and 83 are now excluded from the computation. All earnings per share amounts for all periods have been presented, and were appropriately restated to conform to the SFAS 128 requirements.

REPORTING COMPREHENSIVE INCOME The Company has adopted SFAS 130, "Reporting Comprehensive Income" and had no significant impact on its financial statements. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income in fiscal 1999, 1998, and 1997 has been reflected in the Consolidated Statements of Stockholders' Equity.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION The Company has adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that segments be determined based on how management measures performance and makes decisions about allocating resources.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). It establishes accounting and reporting standards for such derivative instruments as forward currency exchange contracts or interest note swaps or embedded derivatives. The Company is required to adopt SFAS 133 for the year ending March 31, 2001. As the company currently does not use such derivatives, the adoption of SFAS 133 is expected to have no effect on the Company's consolidated earnings or financial position.

--------------------------------------------------------------------------------

NOTE 2. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                                       Fiscal Years Ended March 31,
                                                       ----------------------------
(in Thousands, except per share amounts)                1999       1998       1997
                                                       -------    -------   -------
Numerator:
   Net income (loss)                                   ($7,538)   $ 3,991   $ 3,656
Denominator:
   Denominator for basic net income (loss) per
   share-Weighted average common shares                  7,265      7,126     7,017
Effect of dilutive securities:
    Stock options                                         --          324       335
                                                       -------    -------   -------
Denominator for diluted net income (loss) per share-
    Weighted average common and equivalent shares      $ 7,265    $ 7,450   $ 7,352

Basic net income (loss) per share                      ($ 1.04)   $  0.56   $  0.52
Diluted net income (loss) per share                    ($ 1.04)   $  0.54   $  0.50

--------------------------------------------------------------------------------

NOTE 3. SHORT-TERM INVESTMENTS

        Marketable equity and all debt securities are classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has determined that, as of March 31, 1999 and 1998, all short term investments were available-for-sale securities.

        Available-for-sale securities are carried at fair value, and the unrealized gains and losses, net of taxes, are not material. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. Interest and dividends on securities classified as available-for-sale are included in income. The following is a summary of available-for-sale securities at fair value, which approximates cost:



(In Thousands)                                       March 31, 1999     March 31, 1998
--------------------------------------------------------------------------------------
Corporate bonds,  municipal bonds,
investment trusts, and preferred stock                   $ 5,904           $   7,500
                                                         =======           =========

        The gross realized gains and losses of available-for-sale securities for the fiscal years ended March 31, 1999 and 1998 were not significant.

--------------------------------------------------------------------------------

NOTE 4. INVENTORIES

(In Thousands)                                        March 31,1999     March 31, 1998
--------------------------------------------------------------------------------------
Raw materials                                            $  3,054          $ 3,405

Work-in-process                                             8,322            7,230
                                                         --------          -------
                                                         $ 11,376          $10,635
                                                         ========          =======

--------------------------------------------------------------------------------

NOTE 5. PROPERTY AND EQUIPMENT

(In Thousands)                                        March 31, 1999    March 31, 1998
--------------------------------------------------------------------------------------
Equipment                                                $ 22,544          $20,270
Furniture and fixtures                                        621              613
Leasehold improvements                                      4,813            4,875
                                                         --------          -------
                                                           27,978           25,758
Accumulated depreciation and
    amortization                                           20,777           17,716
                                                         --------          -------
Net property and equipment                               $  7,201          $ 8,042
                                                         ========          =======

--------------------------------------------------------------------------------

NOTE 6. ACCRUED LIABILITIES

(In Thousands)                                        March 31, 1999    March 31, 1998
--------------------------------------------------------------------------------------
Accrued commission                                       $    684           $  909
Warranty accrual                                              353              349
Income taxes payable                                          385            1,804
Other                                                         793            1,003
                                                         --------           ------
                                                         $  2,215           $4,065
                                                         ========           ======

--------------------------------------------------------------------------------

NOTE 7. LEASES

        The Company leases equipment under capital and operating leases. The Company also leases certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2005. Property and equipment include the following amounts for leases that have been capitalized:

(In Thousands)                      March 31, 1999                      March 31, 1998
----------------------------------------------------------------------------------------------
Property and equipment                                   $    551           $  333
Less accumulated amortization                                (154)             (30)
                                                         $    397           $  303
                                                         ========           ======

        Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage.

        Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 1999:

                                          Capital            Operating
(In Thousands)                             Leases              Leases
--------------------------------------------------------------------------------
    2000                                   $  174              $3,150
    2001                                      174               2,899
    2002                                      103               1,416
    2003                                       --                 632
    2004                                       --                 515
Thereafter                                     --                  --
                                           ------              ------
Total minimum lease payments                  451              $8.612
                                                               ======
 Less amounts representing interest           (32)
                                           ------
Present value of net minimum lease payments   419
Less current portion                         (162)
                                           ------
                                           $  257
                                           ======


        The above figures include an operating lease funded after March 31, 1999 for lithography equipment to used produce semiconductor components in high volume. Rent expense was approximately $3,393,000, $2,385,000 and $1,584,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 8. LONG-TERM DEBT (INCLUDING PORTIONS CLASSIFIED AS "CURRENT")

        The Company has available two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit is for $6,000,000 and will bear interest at the bank's reference rate (7.75% at March 31, 1999). The second line of credit was converted into a term loan of thirty-six months. Borrowings under the term loan bear interest at the bank's reference rate plus 0.5% at March 31, 1999. As of March 31, 1999, the Company had borrowings totaling $1,611,111 under the term loan and no borrowings under the first line of credit. Such credit facilities are secured by the Company's assets.

The Loan Agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth of $31,250,000, and limits the payment of dividends. As of March 31, 1999, the Company was not in compliance with its minimum tangible net worth requirement. The Company has obtained a waiver from the bank for one quarter ended March 31, 1999 and is engaged in negotiations with the bank to modify the existing covenants and at this time, the Company believes it will be successful in doing so. However, if negotiations with the bank are unsuccessful, the Company's business, operating results and financial condition would be adversely affected if the loan agreement were to be terminated. Until such time that the Company is operating within the limits of agreed upon covenants with the bank, the outstanding debt including portions due after one year from the balance sheet date, $833,333 at March 31, 1999 will be classified as short-term.

--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES

        Significant components of the provision (benefit) for income taxes are as follows:

                                                  Fiscal Years Ended March 31,
                                               --------------------------------
        (in Thousands)
                                                 1999        1998         1997
                                               -------      -------     -------
Current:
  Federal                                      $(3,363)     $ 1,892     $ 2,468
  State                                           (348)         224         378
                                               -------      -------     -------
Total current                                   (3,711)       2,116       2,846

Deferred:
  Federal                                          922          266        (506)
  State                                            348           40         (97)
                                               -------      -------     -------
Total deferred                                 $ 1,270          306        (603)
                                               -------      -------     -------
Provision(benefit) for income taxes            $(2,441)     $ 2,422     $ 2,243
                                               =======      =======     =======

        The reconciliation of the provision(benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                               Fiscal Years Ended March 31,
                                                       1999               1998                1997
                                                ------------------  -----------------   -----------------
                                                 Amount    Percent   Amount   Percent   Amount    Percent
                                                -------    -------  -------   -------   -------   -------
 (in Thousands, except percentages)
At U.S. statutory rate                          $(3,393)   (34.0%)  $ 2,180      34.0%  $ 2,005     34.0%
State income tax, net of federal tax benefit        0.0      0.0        174       2.7       186      3.1
Change in valuation allowance                     1,162     11.7         --        --        --      --
Research and Development tax credits               (172)    (1.7)        --        --        --      --
Other                                               (38)    (0.5)        68       1.1        52      1.0
                                                -------    -----    -------      ----   -------     ----
                                                $(2,441)   (24.5%)  $ 2,422      37.8%  $ 2,243     38.1%
                                                =======    =====    =======      ====   =======     ====

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                             March 31,
(in thousands)                                                          -------------------
                                                                          1999       1998
                                                                        -------     -------
Deferred tax liabilities:
      Tax depreciation in excess of financial statement depreciation    $   132     $   109
                                                                        -------     -------
   Total deferred tax liabilities                                           132         109
Deferred tax assets:
   Inventory valuation                                                    1,916       1,129
      Accruals and reserves not deductible for tax purposes                 694         718
      Net operating loss carryforwards                                      208        --
      Tax credit carryforwards                                              828        --
      Other                                                                 122          80
                                                                        -------     -------
Deferred tax assets                                                       3,768       1,927
                                                                        -------     -------
Valuation allowance                                                      (3,088)       --
                                                                        -------     -------
Total Deferred tax assets                                                   680       1,927
                                                                        -------     -------
Net deferred tax assets                                                 $   548     $ 1,818
                                                                        =======     =======

        Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets in excess of recoverable income taxes have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance increased by approximately $3,088,000 during the year ended March 31, 1999.

        As of March 31, 1999, the Company had stated net operating loss carryforwards of approximately $3,780,000. The Company also had federal and state tax credit carryforwards of approximately $598,000 and $347,000, respectively. If not utilized, the carryforwards will expire beginning in 2005.

--------------------------------------------------------------------------------

NOTE 10.  SALARY DEFERRAL PLAN

        The Company maintains a Salary Deferral Plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the plan were approximately $159,000 in fiscal 1999, $73,000 in fiscal 1998 and $57,000 in fiscal 1997. Administrative expenses relating to the Plan are insignificant.

--------------------------------------------------------------------------------

NOTE 11.   SHAREHOLDERS' EQUITY

PREFERRED STOCK The Board of Directors has the authority, without further action by the Shareholders, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participation, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.

STOCK OPTION PLAN The Company has an incentive stock plan under which shares of common stock are reserved for issuance to certain employees and consultants. Under the 1994 Stock Option Plan (the "1994 Plan"), which was approved in April 1994 and expires ten years from adoption, the Company may grant either incentive stock options or nonstatutory stock options, as designated by the Board of Directors. The 1994 Plan is intended as a successor equity incentive program to the earlier 1985 Stock Option Plan, which expired in 1994. All outstanding stock options under the predecessor plan were incorporated into the 1994 Plan but will continue to be governed by the terms and conditions of the specific instruments evidencing those options. On August 13, 1997, at the Company's annual meeting, the shareholders approved an increase in the number of shares available for issuance under the 1994 Stock Option Plan by an additional 250,000 shares. The shareholders also approved an amendment to the Plan to provide that on March 31 of each year, beginning with March 31, 1998, the number of shares reserved for issuance under the 1994 Plan shall be increased by an amount equal to the lesser of (i) 250,000 shares, (ii) 3% of the outstanding shares of the Company's Common Stock on such a date or (iii) a lesser amount determined by the Board of Directors of the Company.

        The 1994 Plan provides that (i) the exercise of an incentive stock option will be no less than the fair market value of the Company's common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan.

         EMPLOYEE STOCK PURCHASE PLAN On October 30, 1995, the Board of Directors approved the implementation of an Employee Qualified Stock Purchase Plan (the "ESPP"). Under the ESPP, 500,000 shares of common stock have been reserved for issuance to employees of the Company. The ESPP became effective on the closing of the initial public offering, December 1995. During the fiscal year ended March 31, 1999, 1998 and 1997, 122,307, 47,450 and 44,365 shares of common stock respectively, were purchased under the ESPP. Activity under the Plans with respect to stock options and stock purchase rights is set forth below:


                                                                          Outstanding Options              Weighted
                                                      Shares          -------------------------            Average
                                                     Available        Number of       Price Per            Exercise
                                                     for Grant          Shares          Share                Total           Price
                                                   ------------       ---------       ----------           ---------       ---------
BALANCE AT MARCH 31, 1996                             368,407           689,436       1.50-10.00           3,057,352
  Options granted                                    (303,500)          303,500       9.50-14.00           3,602,000       $   11.87
  Options exercised                                      --            (169,039)      1.50-10.00            (347,798)           2.06
  Options canceled                                     54,773           (54,773)      1.50-13.88            (336,863)           6.15
                                                   ---------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                             119,680           769,124       1.50-14.00           5,974,691            7.77
  Expiration of 1985 Plan authorization               (79,638)             --             --                   --               --
  Additional shares authorized for 1994 Plan          250,000              --             --                   --
  Options granted                                    (152,000)          152,000       11.00-16.00          2,013,750           13.25
  Options exercised                                      --             (32,005)      1.50-13.88            (134,117)           4.19
  Options canceled and expired                         36,522           (37,831)      1.50-13.88            (443,585)          11.72
                                                   ---------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                             174,564           851,288       $3.00-16.00        $ 7,410,739       $    8.71
  Additional shares authorized for 1994 Plan          215,260              --
  Options granted                                  (1,119,000)        1,119,000       3.88-10.00           7,283,572            6.51
  Options exercised                                      --             (83,508)      3.00-10.00            (418,524)           5.01
  Options canceled and expired                        867,217          (867,217)      3.00 - 16.00         9,073,753)          10.46
                                                   ---------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                             138,041         1,019,563       $3.00-6.94         $ 5,202,034       $    5.10

At March 31, 1999, outstanding options covering 531,235 shares were exercisable.

The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:

                                           Options Outstanding                  Options Exercisable
                                     ---------------------------------    --------------------------------
                                     Weighted-Average     Weighted            Number           Weighted
   Range of      Number Outstanding     Remaining          Average        Exercisable at        Average
Exercise Price    at March 31, 1999  Contracted years   Exercise Price    March 31, 1999     Exercise Price
--------------   ------------------  ----------------   --------------    --------------     --------------
  $3.00-$4.50           235,554           6.14            $   3.19           204,260            $   3.02
   5.63- 5.63           692,009           7.52            $   5.63           323,788            $   5.63
   5.88- 6.94            92,000           9.73            $   6.07             3,187            $   6.94
                      ---------                                              -------
                      1,019,563           7.40            $   5.10           531,235            $   4.63

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options since, as discussed below, the alternative fair market value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no expense is recognized.

        Pro forma information regarding net income and net income per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to March 31, 1995 under the fair value method. The fair market value for options granted prior to December 1995, the date of the initial public offering of the Company's common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option pricing model. The Company valued its employee stock options using the following weighted-average assumptions for fiscal years ended March 31, 1999, 1998 and 1997:

                                                   Fiscal years ended March 31,
                                                --------------------------------
                                                1999          1998          1997
                                                ----          ----          ----
Risk-free interest rate                           5.4%          5.9%          6.4%
Dividend yield                                    0.0%          0.0%          0.0
Volatility                                       77.9%         72.9%         72.1%
Expected life of option                        5 years       5 years       5 years

The Company used the following weighted average assumptions for its ESPP:
Fiscal years ended March 31,

                                                   Fiscal years ended March 31,
                                                --------------------------------
                                                1999          1998          1997
                                                ----          ----          ----
Risk-free interest rate                           5.4%          5.4%          5.3%
Dividend yield                                    0.0           0.0           0.0
Volatility                                       77.9%         72.9%         72.1%
Expected life of option                        0.5 years     0.5 years     0.5 years

        The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair market value of its options.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                       Fiscal years ended March 31,
                                                    ---------------------------------
                                                    1999          1998           1997
                                                    ----          ----           ----
Pro forma net income (loss)                       ($10,075)      $3,066         $3,141
Pro forma basic net income (loss) per share       (  $1.39)      $0.43          $0.45
Pro forma diluted net income (loss) per share     (  $1.39)      $0.41          $0.43

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 1999, 1998 and 1997 was $2.56, $ 6.96, and $7.43
respectively.

        As a result of FAS 123 only being applicable to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until future years.

OUTSIDE DIRECTORS' STOCK OPTION PLAN On October 30, 1995, the Board of Directors approved, and on November 22, 1995, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan") whereby 75,000 shares of common stock were reserved for issuance under the Directors' Plan. Options are granted automatically under the Directors' Plan at periodic intervals to non-employee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the option shares on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted an option to purchase 6,000 shares at their date of election or appointment to the Board. During the fiscal year ended March 31, 1999, 12,000 options were granted. At March 31, 1999, options to purchase 27,000 shares of common stock were outstanding of which 12,000 options were exercisable.

The Board of Directors declared a dividend of one Right for each share of Common Stock to be paid on April 8, 1999, to shareholders of record at such date. Each Right represents the right to purchase one share of Common Stock at an exercise price of $45.00 per Right. One additional Right shall be delivered with each share of Common Stock issued after April 9, 1999.

--------------------------------------------------------------------------------

NOTE 12.  SIGNIFICANT SEGMENTS  CUSTOMERS AND EXPORT SALES

        The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information principally consisting of revenue information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's three market segments: Defense; Radio Satellite; and Semiconductors. The company does not determine a measure of operating income or loss by product-line. The Company's three market segments have similar long-term economic characteristics, such as application and are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products. Accordingly, the Company is in a single reportable segment as a provider of gallium arsenide wireless infrastructure for the communications market. All of the Company's revenues result from sales of its product lines. Revenues by product line (as defined by the Company) as a percentage of total revenues for fiscal years ended March 31, 1997, 1998 and 1999 were as follows: Defense, 37%, 42% and 50%, respectively; Radio Satellite, 50%, 44% and 24%, respectively; Semiconductors, 13%, 14% and 26%, respectively. Revenues outside of the United States were approximately $9.0 million, $12.9 million and $8.4 million in fiscal 1997, 1998 and 1999, respectively.

        In fiscal 1999, no one customer accounted for more than 10% of net sales. In fiscal 1998, one customer accounted for 20% of net sales. In fiscal 1997, two customers accounted for 20% and 11% of net sales. A summary of geographic sales are as follows:

                                                Fiscal years ended March 31,
                                       -----------------------------------------
 (In Thousands)                          1999            1998              1997
--------------------------------------------------------------------------------
United States                          $32,684          $43,380          $36,306
Europe                                   4,309            6,848            4,720
Japan                                    2,401            2,154            2,998
Other                                    1,734            3,935            1,322
                                       -------          -------          -------
                                       $41,128          $56,317          $45,346
                                       =======          =======          =======

--------------------------------------------------------------------------------

NOTE 13.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Fiscal years ended March 31,
                                                            ----------------------------
 (In Thousands)                                              1999       1998       1997
----------------------------------------------------------------------------------------
Cash paid for interest                                      $  386     $   59     $-
Cash paid for income taxes                                  $  151     $2,226     $1,495
Capital lease obligations incurred to acquire equipment     $  218     $  333     $-



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

                                                        CELERITEK, INC.

Date:   June 1 ,1999                           By:  /s/   TAMER HUSSEINI
                                                    ---------------------------
                                                           Tamer Husseini
                                               Chairman of the Board, President,
                                               and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                                             Date
       ---------                           -----                                             ----
/s/ TAMER HUSSEINI            President, Chief Executive Officer                        June 1, 1999
-------------------           and Chairman of the Board of
  Tamer Husseini              Directors (Principal Executive Officer)


/s/ P.MICHAEL HOULIHAN        Vice President, Finance and Chief                         June 1, 1999
----------------------        Financial Officer (Principal Financial
    P. Michael Houlihan       and Accounting Officer)


/s/ THOMAS W. HUBBS           Director                                                  June 1, 1999
-----------------------
    Thomas W. Hubbs


/s/ CHARLES P. WAITE          Director                                                  June 1, 1999
-----------------------
    Charles P. Waite


/s/ WILLIAM D. RASDAL         Director                                                  June 1, 1999
---------------------
    William D. Rasdal


/s/ ROBERT J GALLAGHER       Director                                                  June 1, 1999
----------------------
    Robert J Gallagher

CELERITEK, INC.


CONDENSED CONSOLIDATED QUARTERLY RESULTS


UNAUDITED                                            Quarter Ended in Fiscal 1999
-------------------------------------------------------------------------------------
(in thousands except per share data)  June 30     Sept. 30      Dec. 31     March 31
-------------------------------------------------------------------------------------
Net sales                            $ 10,196     $ 10,829     $ 10,004     $ 10,099
Gross profit(loss)                     (1,270)       2,640        1,797        1,361
Income(loss) from operations           (5,633)        (753)      (1,568)      (1,933)
Net income(loss)                       (3,496)        (486)      (1,594)      (1,962)
Basic net income(loss) per share     ($  0.48)    ($  0.07)    ($  0.22)    ($  0.27)
Diluted net income(loss)per share    ($  0.48)    ($  0.07)    ($  0.22)    ($  0.27)

Unaudited                                            Quarter Ended in Fiscal 1999
-------------------------------------------------------------------------------------
(in thousands except per share data)  June 30     Sept. 30     Dec. 31      March 31
-------------------------------------------------------------------------------------
Net sales                            $ 12,595     $ 13,529     $ 14,412     $ 15,781
Gross profit                            4,372        4,938        5,777        5,083
Income from operations                  1,369        1,578        1,790        1,260
Net income                                956        1,053        1,170          812
Basic earnings per share             $   0.13     $   0.15     $   0.16     $   0.11
Diluted earnings per share           $   0.13     $   0.14     $   0.16     $   0.11



The following financial statement schedule is filed as part of the Report on Form 10-K on Schedule I and is incorporated herein by reference.

        Schedule II - Valuation and Qualifying Accounts

        Allowance for Doubtful Accounts (thousands of dollars)


                                                 Additions
                                     Balance at  Charged to                   Balance
                                     Beginning   Costs and                    at End
     Period                          of Period    Expenses  Deductions(1)   of Period
     --------------------------------------------------------------------------------
Year Ended 3/28/99                      $595        $165        $243          $517

Year Ended 3/31/98                      $520        $150        $ 75          $595

Year Ended 3/31/97                      $519        $186        $185          $520

----------

(1) Deductions represent write-offs of uncollectable accounts receivable.

                                 EXHIBIT INDEX

       Exhibit
       Number       Description
       -------      -----------
       3.1 (1)      Restated Articles of Incorporation of Registrant.
       3.3 (1)      By laws of Registrant, as amended to date.
       4.1 (1)      Form of Registrant's Stock Certificate.
       4.2 (1)      Third Modification Agreement (including Registration Rights
                    Agreement) dated July 30, 1990, between the Registrant and certain
       4.3          investors.
                    Shareholders Rights Agreement dated March 25, 1999.  Instrument defining the rights of security holders. Filed Form 8-A12G April 1,
                    1999.
       10.1 (1)     1985 Stock Incentive Program and forms of Incentive Stock Option
                    Agreement and Nonstatutory Stock Option Agreement.
       10.2 (3)     1994 Stock Option Plan, as amended, and form of Stock Option
                    Agreement.
       10.3 (1)     Employee Qualified Stock Purchase Plan and form of Subscription
                    Agreement.
       10.4 (1)     Outside Director's Stock Option Plan and form of Stock Option
                    Agreement.
       10.5 (1)     Form of Directors' and Officers' Indemnification Agreement.
       10.6 (1)     Business Loan Agreement dated September 11, 1992 between the
                    Registrant and Silicon Valley Bank and Promissory Notes issued thereunder.
       10.9 (1)     Lease Agreement dated April 1, 1993 between the Registrant and Berg &
                    Berg Development.
       *10.11  (1)  Purchase Order from Westinghouse Electric Corporation dated April 14, 1994, along with addenda and exhibits.
       10.12   (2)  Lease agreement dated April 11, 1997 between the Registrant and
                    Spieker Properties, L.P.
       10.13   (4)  Loan modification agreement dated September 11, 1997 between
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

(2) Incorporated by reference to the exhibit to the Companys Form 10-K filing for the Fiscal Year ended March 31, 1997.

(3) Incorporated by reference to the Registrants Statement on Form S-8 (Comm Fil No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to the Company's Form 10-K for the Fiscal Year ended March 31, 1999.