Form 10-Q
period 1999-06-30
CELERITEK INC/CA
filed 1999-08-13
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

COMMON STOCK, NO PAR VALUE: 7,381,211 SHARES AS OF JUNE 11, 1999

                                 CELERITEK, INC.


PART I: FINANCIAL INFORMATION                                                        PAGE
         Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                                   1
               June 30, 1998 and March 31, 1999

               Condensed Consolidated Statements of Operations:                         2
               Three ended June 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows:                         3
               Three ended June 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements                     4


         Item 2: Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             6-11

         Item 3: Quantitative and Qualitative Disclosures about Market Risk            12


PART II: OTHER INFORMATION



        Item 6: Exhibits and Reports on Form 8-K                                       13




SIGNATURES                                                                             14

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                             June 30,     March 31,
                                                              1999         1999
                                                             -------      -------
                                                            (Unaudited)    (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 4,009      $ 1,729
  Short-term investments                                       4,158        5,904
  Accounts receivable, net                                    10,335       10,615
  Inventories                                                 11,505       11,376
  Prepaid expenses, other current assets,
    and Deferred tax assets                                    1,087        3,241
           Total current assets                               31,094       32,865
Property and equipment, net                                    6,589        7,201
Other assets                                                     146          144
Total assets                                                 $37,829      $40,210
                                                             =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY Current liabilities:
  Current portion of long-term debt                          $   778      $ 1,611
  Current obligations under capital leases                       162          162
  Accounts payable                                             4,109        4,217
  Accrued payroll                                              2,071        1,400
  Accrued liabilities                                          2,304        2,215
          Total current liabilities                            9,424        9,605
Long-term debt, less current portion                             667           --
Non-current obligations under capital leases                     221          257
Shareholders' equity                                          27,517       30,348
Total liabilities and shareholders' equity                   $37,829      $40,210
                                                             =======      =======


Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
Total net sales                                   $ 10,188       $ 10,196
Cost of goods sold                                   9,395         11,466

Gross profit                                           793         (1,270)
Operating expenses:
  Research and development                           1,439          1,861
  Selling, general and  administrative               2,227          2,502
Total operating expenses                             3,666          4,363

Income (loss) from operations                       (2,873)        (5,633)
Interest income (expense) and other, net                40             (6)

Income (loss) before income tax                     (2,833)        (5,639)
Provision (benefit) for income taxes                     0         (2,143)
Net income (loss)                                 $ (2,833)      $ (3,496)

Basic earnings (loss) per share                   $  (0.38)      $  (0.48)
Diluted earnings (loss) per share                 $  (0.38)      $  (0.48)

Weighted average common shares outstanding           7,381          7,210
Common shares outstanding, assuming dilution         7,381          7,210



                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                           Three Months Ended
                                                         ---------------------
                                                         June 30,      June 30,
                                                          1999           1998
                                                         -------       -------
OPERATING ACTIVITIES
Net income (loss)                                        $(2,831)      $(3,496)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                     735           767
    Changes in operating assets and liabilities            2,957         2,544
                                                         -------       -------
Net cash used in operating activities                        861          (185)

INVESTING ACTIVITIES
Purchase of property and equipment                          (123)         (932)
Decrease (increase) in other assets                           (2)          (33)
Purchases of short-term investments                           --            --
Sales of short-term investments                            1,746           500
                                                         -------       -------
Net cash used in investing activities                      1,621          (465)

FINANCING ACTIVITIES
Payments on long-term debt                                  (166)          (55)
Borrowings on long-term debt                                  --         1,000
Payments on obligations under capital leases                 (36)          (19)
Proceeds from issuance of common stock                         0           290
                                                         -------       -------
Net cash provided by financing activities                   (202)        1,216

Increase (decrease) in cash and cash equivalents           2,280           566
Cash and cash equivalents at beginning of period           1,729         4,022
                                                         -------       -------
Cash and cash equivalents at end of period               $ 4,009       $ 4,588
                                                         =======       =======

Supplemental  disclosures of cash flow information:
  Cash paid during the period
  for:
     Income taxes                                        $     0       $   975
     Interest                                                 37            73



                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 1999

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

        Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

2.      INVENTORIES

        The components of inventory consist of the following:

                                June 30,        March 31,
                                  1999            1999
                                -------         -------
                                    (In Thousands)
        Raw materials.......... $ 3,299         $ 3,054
        Work-in-process........   8,206           8,322
                                -------         -------
                                $11,505         $11,376
                                =======         =======

3.      LINES OF CREDIT

        The company has available Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The under the agreement, the first available line of credit is for $6,000,000. During the quarter, this agreement was modified and is subject to a borrowing base test of the Companies accounts receivable. If the line is used, it will bear interest at the bank's reference rate (8.00% at July 1, 1999). At any point in time the Company may not be able to borrow the entire $6,000,000 maximum stated in the agreement.

        Under the agreement a second line of credit was converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bear interest at the bank's reference rate plus 0.5%. As of June 30, 1999, the Company had borrowings totaling $1,445,000 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. During the quarter modifications to covenants were established. The covenants continue to pertain to maintaining certain financial ratios, profitability and liquidity levels, a minimum tangible net worth and limits on the payment of dividends. Such credit facilities are secured by the Company's assets.


4.      EARNINGS PER SHARE

        In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                           Three months ended
                                                         30-Jun          30-Jun
                                                        -------          -------
        BASIC AND DILUTED                                 1999            1998
                                                        -------          -------
        Net income (loss) .....................         $(2,833)         $(3,496)
                                                        =======          =======
        Weighted common shares outstanding ....           7,381            7,210
                                                        =======          =======
        Basic earnings (loss)
          per common share.....................         $ (0.38)         $ (0.48)
                                                        =======          =======

5.      COMPREHENSIVE INCOME

        The Company had no Comprehensive Income items for the quarters ended June 30, 1999 and 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding the length and timing of delays of customer orders, achievement of designs, and the potential of the market sales volume and sales to significant customers and the sufficiency of capital resources. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks, Trends, and Uncertainties," and elsewhere in this report.


RESULT OF OPERATIONS - FIRST QUARTER OF FISCAL 2000 COMPARED TO THE FIRST QUARTER OF FISCAL 1999:

        Total net sales of $10.2 million were unchanged year over year for the first quarter of fiscal 2000 when compared to $10.2 million for the first quarter of fiscal 1999. Total net sales to commercial customers of $6.9 million for the first quarter of fiscal 2000 represented a 30% increase due primarily to a improvement in radio/satellite product line. Last year the subsystems market, particularly the microwave radio/satellite product line, experienced slow business conditions. Total net sales to defense customers decreased 32% from $4.9 million in the first quarter of fiscal 1999 to $3.3 million for first quarter of fiscal 2000. The Company has expected revenues in the defense business to experience periods of limited growth. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Gross margin improved from a negative 12% the first quarter of fiscal 1999 to a positive 8% of net sales in the first quarter of fiscal 2000. The improvement in gross margin was in comparison to prior year was due to lower manufacturing costs in resulting from actions taken to lower fixed costs combined with lower inventory write-offs and reserves taken in the first quarter of fiscal 1999 related to order cancellations in the Radio/Satellite product-line. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses decreased 23% from $1.9 million, or 18% of net sales, in the first quarter of fiscal 1999 to $1.4 million, or 14% of net sales, in the first quarter of fiscal 2000. The decrease, in part, reflects cost reduction actions, however in the first quarter of 1999, the Company made significant investments in its Northern Ireland design center. The Company expects to continue to maintain a high level of research and development expenditure. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses decreased from $2.5 million, or 25% of net sales, in the first quarter of fiscal 1999 to $2.1 million, or 22% of net sales, in the first quarter of fiscal 2000. The dollar decrease was primarily due to cost reduction activities of management.

        Interest income (expense) and other, increased $46,000 due to conversion of short-term financing of capital equipment to operating leases and higher yielding short-term investments.

        No benefit for income taxes was recorded in the first fiscal quarter of fiscal 2000 because no additional amounts were recoverable from prior years. A $2.1 million benefit for income taxes was recorded in the first quarter of fiscal 1999 to reflect income taxes recoverable from prior years.




LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        The Company has renewed with modification its two revolving lines of credit covered by a Master Loan Agreement (the "Loan Agreement"), as amended, which expires October 30, 1999. The first available line of credit for $6,000,000 and will bear interest at the bank's reference rate (8.0% at July 1, 1999). The second line of credit was converted to a term loan of thirty-six months. Borrowings under the second line of credit and term loan bear interest at the bank's reference rate plus 0.5%. As of June 30, 1999 the Company had borrowings totaling $1,445,000 under the second line of credit, outstanding as a term loan of thirty-six months, and no borrowings under the first line of credit. The loan agreement contains certain covenants, including among others, covenants to maintain certain financial ratios, profitability and liquidity levels, a minimum tangible net worth level and limits the payment of dividends. Such credit facilities are secured by the Company's assets. The Company's business, operating results and financial condition would be materially adversely affected if the loan agreement were to be terminated.

        As of June 30, the Company had $4.0 million of cash and cash equivalents, $4.2 million of short-term investments and $21.7 million of working capital. The Company believes that the current capital resources combined with cash generated from operations and borrowings available from its lines of credit will be sufficient to meet its liquidity and capital expenditure requirements at least through the next twelve months.

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


        The company initiated communications with all of its suppliers. Over 500 Companies have been surveyed, responses reviewed, and risk levels categorized. Ongoing completion of the full assessment of supplier risk and recovery will continue up to and through the Year 2000.


        The cost of compliance monitoring and mitigation activities has not been material to the Company, nor is it expected to adversely affect the operating results.



        To date, the Company has upgraded its major business systems to be Year 2000 compliant. The Company has tested the equipment and software used to assemble and test its products to ensure their Year 2000 compliance. The Company does not have any significant systems that interface directly with third parties.

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

        Even though the Company has significant productional capacity, there can be no assurance that the Company will be successful in its efforts to generate orders to utilize the additional capacity, or that net sales and gross margin will increase.



        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1998 and 1999 sales to the Company's top ten customers accounted for approximately 63% and 56% of total net sales, respectively. In the twelve months ended March 31, 1999, no one customer accounted for more than 10% of total net sales. During the first quarter of fiscal 2000, two customers accounted for 36% of sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK


        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's Annual Report Form
         10K for the year ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Celeritek, Inc.
                                            (Registrant)


Date: August 13, 1999                       /s/  P. MICHAEL HOULIHAN
                                            ------------------------------------
                                            P. Michael Houlihan, Vice President,
                                            Chief Financial Officer and
                                            Assistant Secretary