Form 10-Q
period 1999-09-30
CELERITEK INC/CA
filed 1999-11-12
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, No Par Value:  7,458,751  shares as of October 24, 1999

                                 CELERITEK, INC.

PART I:        FINANCIAL INFORMATION                                             PAGE
                                                                                 ----
         Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                             1
               September 30, 1999 and March 31, 1999

               Condensed Consolidated Statements of Operations:                   2
               Three and six months ended September 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows:                   3
               Three and six months ended September 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements               4


         Item 2: Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        6 - 12

         Item 3: Quantitative and Qualitative Disclosures                         12
                 about Market Risk.


PART II:       OTHER INFORMATION

         Item 4: Submission of Matters to a Vote of Security Holders              13

         Item 6: Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                        15

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                           September 30,     March 31,
                                                               1999             1999
                                                           -------------     ---------
                                                            (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 2,526        $ 1,729
  Short-term investments                                         6,380          5,904
  Accounts receivable, net                                      10,127         10,615
  Inventories                                                   11,263         11,376
  Prepaid expenses, other current assets,
    and Deferred tax assets                                      1,223          3,241
                                                               -------        -------
           Total current assets                                 31,519         32,865
Property and equipment, net                                      6,013          7,201
Other assets                                                       146            144
                                                               -------        -------
Total assets                                                   $37,678        $40,210
                                                               =======        =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:

  Line of credit                                               $ 1,500        $    --
  Current portion of long-term debt                                778          1,611
  Current obligations under capital leases                         162            162
  Accounts payable                                               3,723          4,217
  Accrued payroll                                                1,602          1,400
  Accrued liabilities                                            2,374          2,215
                                                               -------        -------
          Total current liabilities                             10,139          9,605
Long-term debt, less current portion                               500             --
Non-current obligations under capital leases                       185            257
Shareholders' equity                                            26,854         30,348
                                                               -------        -------
Total liabilities and shareholders' equity                     $37,678        $40,210
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                        September 30,                    September 30,
                                                  -------------------------         -------------------------
                                                    1999             1998             1999             1998
                                                  --------         --------         --------         --------
Net sales                                         $ 10,731         $ 10,829         $ 20,919         $ 21,025
Cost of goods sold                                   8,381            8,189           17,776           19,655
                                                  --------         --------         --------         --------

Gross profit                                         2,350            2,640            3,143            1,370
Operating expenses:
  Research and development                           1,444            1,357            2,883            3,218
  Selling, general and administrative                1,942            2,036            4,169            4,538
                                                  --------         --------         --------         --------
Total operating expenses                             3,386            3,393            7,052            7,756

Loss from operations                                (1,036)            (753)          (3,909)          (6,386)
Interest income (expense) and other, net                78              (31)             118              (37)
                                                  --------         --------         --------         --------

Loss before income tax                                (958)            (784)          (3,791)          (6,423)
Benefit for income taxes                                 0             (298)               0           (2,441)
                                                  --------         --------         --------         --------
Net Loss                                          $   (958)        $   (486)        $ (3,791)        $ (3,982)
                                                  ========         ========         ========         ========

Basic and diluted loss per share                  $  (0.13)        $  (0.07)        $  (0.51)        $  (0.55)
                                                  ========         ========         ========         ========

Weighted average common shares outstanding           7,427            7,212            7,404            7,211



                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                             Six Months Ended
                                                       -----------------------------
                                                       September 30,   September 30,
                                                            1999            1998
                                                       -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                         $(3,791)        $(3,982)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                    1,423           1,549
    Changes in operating assets and liabilities             2,486          (1,313)
                                                          -------         -------
Net cash used in operating activities                         118          (3,746)

INVESTING ACTIVITIES
Purchase of property and equipment                           (235)         (1,351)
Decrease (increase) in other assets                            (2)            (33)
Purchases of short-term investments                        (4,302)         (1,000)
Sales of short-term investments                             3,826           4,500
                                                          -------         -------
Net cash used in investing activities                        (713)          2,116

FINANCING ACTIVITIES
Borrowings under lines of credit                            1,500              --
Payments on long-term debt                                   (333)           (138)
Borrowings on long-term debt                                   --           1,000
Payments on obligations under capital leases                  (72)            (39)
Proceeds from issuance of common stock                        297             498
                                                          -------         -------
Net cash provided by financing activities                   1,392           1,321

Increase (decrease) in cash and cash equivalents              797            (309)
Cash and cash equivalents at beginning of period            1,729           4,022
                                                          -------         -------
Cash and cash equivalents at end of period                $ 2,526         $ 3,713
                                                          =======         =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                              --         $   975
     Interest                                                  76             175



                             See accompanying notes.

CELERITEK, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1999

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

        Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

        2. INVENTORIES

        The components of inventory consist of the following:

                             September 30,    March 31,
                                 1999           1999
                             -------------    ---------
                                  (In Thousands)
        Raw materials .......  $ 2,755        $ 3,054
        Work-in-process .....    8,508          8,322
                               -------        -------
                               $11,263        $11,376
                               =======        =======

3.      LINES OF CREDIT

        The Company has renewed its Master Loan Agreement (the "Loan Agreement"), as amended, which will expire October 31, 2000. Under the agreement, the Company has available a line of credit for up to $6,000,000 subject to a borrowing base test of the Company's accounts receivable. The Company drew $1,500,000 during the second quarter of fiscal 2000 against the previous line of credit. This outstanding balance was transferred to the Renewed Loan Agreement. The Loan Agreement has an interest rate of the Bank's Reference Rate (8.25% as of November 1, 1999) plus .50%. Additionally, the Company has a $400,000 Letter of Credit open, leaving a balance of $4,100,000 available on the Line of Credit as of September 30, 1999. At any point in time the Company's borrowing ability may be limited by the amount of eligible accounts receivable.

        Under the Loan Agreement a second line of credit was converted to two term loans of thirty-six months each in March and September 1998. The term loans bear interest at the bank's reference rate plus 0.5%. As of September 30, 1999, the Company had borrowings totaling $1,278,000 outstanding against the term loans. Such credit facilities are secured by the Company's assets. As part of the Loan Agreement certain covenants were established. The covenants pertain to the maintenance of certain financial ratios, liquidity levels, a minimum tangible net worth and limits on the payment of dividends. The Company was in compliance with the covenants as of September 30, 1999.


4.      EARNINGS PER SHARE

        In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share are computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                        Three months ended
                                                      ----------------------
                                                       30-Sep        30-Sep
                                                       ------        ------
                                                        1999          1998
                                                       ------        ------
        BASIC

        Net income (loss) ..........................   ($958)          ($486)
                                                      ======         =======
        Weighted common shares outstanding .........   7,427           7,212
                                                      ======         =======
        Basic earnings (loss) per common share .....  $(0.13)        $ (0.07)
                                                      ======         =======
        DILUTED

        Net income .................................  $ (958)        $  (486)
                                                      ======         =======

        Weighted common shares outstanding .........   7,427           7,212
        Dilutive effect of stock options ...........      --              --
                                                      ------         -------
        Weighted common shares outstanding,
          assuming dilution ........................   7,427           7,212
                                                      ======         =======
        Diluted earnings per common share ..........  $(0.13)        $ (0.07)
                                                      ======         =======

5.      COMPREHENSIVE INCOME

        The Company had no Comprehensive Income items for the periods presented.

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

RESULT OF OPERATIONS - SECOND QUARTER OF FISCAL 2000 COMPARED TO THE SECOND QUARTER OF FISCAL 1999:

        Total net sales of $10.7 million decreased 1% for the second quarter of fiscal 2000 when compared to $10.8 million in total net sales for the second quarter of fiscal 1999. Total net sales to commercial customers of $6.1 million for the second quarter of fiscal 2000 represented an 11% increase from the prior year due primarily to higher unit sales of semiconductor products. Semiconductor sales increased 85% year over year. The microwave radio/satellite product line had 37% lower revenues when compared to second quarter of fiscal 1999. The lower net sales of radio/satellite products were primarily due to the late transfer into production of several new products. Total net sales to defense customers decreased 13% to $4.6 million for the second quarter of fiscal 2000 versus $5.3 million in the second quarter of fiscal 1999. The Company expects quarterly revenues in the defense business to decline or have limited growth.

        For the first six months of fiscal 2000 sales of $20.9 million were basically flat when compared with $21.0 million for the same period in fiscal 1999. See "Risks, Trends, and Uncertainties Potential Fluctuations in Quarterly Results."

        The gross margin of the Company declined to 22% of revenues for the second quarter of fiscal 2000 from 24% in the second quarter of fiscal 1999. The decline in gross margin in comparison to the prior year was due to lower than average manufacturing costs in the second quarter of fiscal 1999. In the second quarter of fiscal 1999, the gross margin benefited from the sale of previously written down product. Year-to-date gross margin increased to 15% of revenues from 7% in the first half of fiscal 1999. During the first six months of fiscal 1999 the Company experienced a severe downturn in customer demand for radio/satellite products which resulted in production cost variances and inventory write-offs in the first quarter. See "Risks, Trends, and Uncertainties
- Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses increased 6% to $1.44 million, or 14% of net sales, in the second quarter of fiscal 2000 from $1.36 million in the second quarter of fiscal 1999. For the six months ended September 30, 1999 research and development expenses decreased. However in the first quarter of fiscal 1999, the Company made significant investments in its Northern Ireland design center. Year to date, research and development expenses are 14% of revenues. The Company expects the dollar level of investment in research and development expenditure to increase. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses decreased to $1.9 million, or 18% of net sales, in the second quarter of fiscal 2000 from $2.0 million, or 19% of net sales, in the second quarter of fiscal 1999. The dollar decrease was primarily due to cost reduction activities of management and lower legal expensed. For the six-month period of fiscal 2000, Selling, general and administrative expenses of $4.2 million are down 8% when compared to the same period of fiscal 1999.

        Interest income (expense) and other, increased $109,000 for the second quarter of fiscal 2000 when compared to the same period in fiscal 1999. Year to date, the increase totals $155,000 versus fiscal 1999. These increases are primarily due to the conversion of short-term financing of capital equipment to operating leases and higher yielding short-term investments.

        Due to the Company's overall loss position, a valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the first and second quarters of fiscal 2000. In fiscal 1999 income tax benefits of $2.1 million and $.3 million were recorded in the first and second quarters, respectively, to reflect income taxes recoverable from prior years.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        The Company has renewed its Master Loan Agreement (the "Loan Agreement"), as amended, which will expire October 31, 2000. Under the agreement, the Company has available a line of credit for up to $6,000,000 subject to a borrowing base test of the Company's accounts receivable. The Company drew $1,500,000 during the second quarter of fiscal 2000 against the previous line of credit. This outstanding balance was transferred to the renewed Loan Agreement. The Loan Agreement has an interest rate of the Bank's Reference Rate (8.25% as of November 1, 1999) plus .50%. Additionally, the Company has a $400,000 Letter of Credit open, leaving a balance of $4,100,000 available on the Line of Credit as of September 30, 1999. At any point in time the Company's borrowing ability may be limited by the amount of eligible accounts receivable. Under the Loan Agreement a second line of credit was converted to two term loans of thirty-six months each in March and September 1998. The term loans bear interest at the bank's reference rate plus 0.5%. As of September 30, 1999, the Company had borrowings totaling $1,278,000 outstanding against the term loans. Such credit facilities are secured by the Company's assets. As part of the loan agreement certain covenants were established. The covenants pertain to the maintenance of certain financial ratios, liquidity levels, a minimum tangible net worth and limits on the payment of dividends. The Company was in compliance with the covenants as of September 30, 1999. The Company's business, operating results and financial condition would be materially adversely affected if the loan agreement were terminated.

        As of September 30 1999, the Company had $2.6 million of cash and cash equivalents, $6.4 million of short-term investments and $21.4 million of working capital. The Company believes that the current capital resources combined with cash generated from operations and borrowings available both from its line of credit and available equipment leasing sources should be sufficient to meet its liquidity and capital expenditure requirements through the next twelve months. Should the Company's ability to borrow against its credit line or its ability to lease capital equipment be limited, the Company's business, operating results and financial condition would be materially adversely affected.

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

        Based on a review of the Company's product lines, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company has determined that it has no contingencies related to the Year 2000 issue for the products it has sold.

        The Company has tested, modified and upgraded its software so that its various computer systems will function properly and that the Year 2000 will not pose significant operational problems for its computer systems. Documents and internal communications from the Company's ERP system now routinely display and transact with the correct logic on date codes of the year 2000.

        The Company has initiated communications with all of its suppliers. Over 500 companies have been surveyed, responses reviewed, and risk levels categorized. Full assessment of supplier risk is complete. Those vendors that pose significant risk to the Company's ability to produce and ship products have all been reviewed and have certified that they are Y2K compliant. As a further preventive step, the procurement management organization will intensively review vendor commitments prior to and immediately after January 1, 2000.

        Public Utilities - The Company operates in Santa Clara, California, as do other major manufactures of semiconductor products. The Company is dependent on Pacific Gas and Electric, Pacific Bell, and the City of Santa Clara for vital services and energy. The Company has not been informed of any risk of service interruption and has chosen not to speculate about such risk. To the contrary, general public disclosures by these entities claim compliance. The Company will monitor public disclosures by major manufacturers such as Intel, National Semiconductor, AMD, and Siliconix as a measure in assessing such risk. The Company will also request these utility companies to provide statements of Y2K compliance.

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

        Even though the Company has significant production capacity, there can be no assurance that the Company will be successful in its efforts to generate orders to utilize the additional capacity, or that net sales and gross margin will increase.

        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the

Company's sales. In fiscal 1999 and 1998 sales to the Company's top ten customers accounted for approximately 56% and 63% of total net sales, respectively. In the twelve months ended March 31, 1999 no one customer accounted for more than 10% of total net sales. During the first half of fiscal 2000, two customers accounted for 27% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDANCE ON OFFSHORE SUB-CONTRACTORS

        The Company contracts with a third party vendors in Asia to assemble and test certain of its products to reduce manufacturing labor costs. Although the Company strives to maintain more than one vendor for each manufacturing process or product, it is not always possible due to volume and quality issues. To the extent that any of the vendors are not able to provide a sufficient level of service with an acceptable quality level, the Company could have difficulty meeting its delivery commitments, which could materially adversely impact the Company's financial, operating and financial results

        Dependence on Key Personnel. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. In particular, the Company in the past has experienced difficulty attracting and retaining qualified engineers and thin-film microwave technicians. Competition for these kinds of experienced personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The failure to attract, assimilate or retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's Annual Report Form 10K for the year ended March 31, 1999.


                           PART 2 - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on July 30, 1999. The results of the voting were as follows:

        Proposal 1: Election of the Board of Directors of the Company.

             Nominee                      Votes For               Votes Withheld
             -------                      ---------               ---------------
             Tamer Husseini              3,984,913                     8,174
             Robert J. Gallagher         3,984,912                     8,175
             Thomas W. Hubbs             3,985,012                     8,075
             William D. Rasdal           3,985,012                     8,075
             Charles P. Waite            3,985,012                     8,075

        Proposal 2. Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2000.

                          Votes For:                 3,988,366
                          Votes Against:                 2,075
                          Votes Abstaining:              2,646

Item 6.  Exhibits and Reports on Form 8-K

                A. Exhibits

                Number

                27.     Financials Data Schedule


                B. No reports on Form 8-K were filed during the quarter ended
                   September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Celeritek, Inc.
                                                      (Registrant)

Date: November 10, 1999                 /s/ P. MICHAEL HOULIHAN
                                        ----------------------------------------
                                        P. Michael Houlihan, Vice President,
                                        Chief Financial Officer and Assistant
                                        Secretary