Form 10-Q
period 1999-12-31
CELERITEK INC/CA
filed 2000-02-15
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ___________

Commission file number 0-25560

                                 CELERITEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               CALIFORNIA                            77-0057484
    -------------------------------               ----------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


   3236 SCOTT BLVD., SANTA CLARA, CA                    95054
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)




                                 (408) 986-5060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE:  7,663,945  SHARES AS OF JANUARY 31, 2000

                                 CELERITEK, INC.


PART I:        FINANCIAL INFORMATION                                            PAGE
                                                                                ----
         Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                           1
               December 31, 1999 and March 31, 1999

               Condensed Consolidated Statements of Operations:                 2
               Three and nine months ended December 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows:                 3
               Nine months ended December 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements             4


         Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        6-14

         Item 3: Quantitative and Qualitative Disclosures about Market
               Risk                                                             14


PART II:       OTHER INFORMATION


         Item 6: Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                      16

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                         December 31,       March 31,
                                                             1999             1999
                                                           -------          -------
                                                         (Unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 2,284          $ 1,729
  Short-term investments                                     4,068            5,904
  Accounts receivable, net                                  10,282           10,615
  Inventories                                               12,175           11,376
  Prepaid expenses, other current assets,
    and Deferred tax assets                                  1,105            3,241
                                                           -------          -------
           Total current assets                             29,914           32,865
Property and equipment, net                                  7,503            7,201
Other assets                                                   146              144
                                                           -------          -------
Total assets                                               $37,563          $40,210
                                                           =======          =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                           $ 2,250          $     -
  Current portion of long-term debt                            778            1,611
  Current obligations under capital leases                     153              162
  Accounts payable                                           5,611            4,217
  Accrued payroll                                            1,737            1,400
  Accrued liabilities                                        2,782            2,215
                                                           -------          -------
          Total current liabilities                         13,311            9,605
Long-term debt, less current portion                           278                -
Non-current obligations under capital leases                   165              257
Shareholders' equity                                        23,809           30,348
                                                           -------          -------
Total liabilities and shareholders' equity                 $37,563          $40,210
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                            December 31,                          December 31,
                                                    ---------------------------           ---------------------------
                                                      1999               1998               1999               1998
                                                    --------           --------           --------           --------
Net sales                                           $ 11,822           $ 10,004           $ 32,741           $ 31,029
Cost of goods sold                                    10,806              8,207             28,582             27,862
                                                    --------           --------           --------           --------

Gross profit                                           1,016              1,797              4,159              3,167
Operating expenses:
  Research and development                             1,644              1,313              4,527              4,531
  Selling, general and  administrative                 2,515              2,052              6,684              6,590
                                                    --------           --------           --------           --------
Total operating expenses                               4,159              3,365             11,211             11,121

Loss from operations                                  (3,143)            (1,568)            (7,052)            (7,954)
Interest income (expense) and other, net                  18                (26)               136                (63)
                                                    --------           --------           --------           --------

Loss before income tax                                (3,125)            (1,594)            (6,916)            (8,017)
Benefit for income taxes                                   0                  0                  0             (2,441)
                                                    --------           --------           --------           --------
Net Loss                                            ($ 3,125)          ($ 1,594)          ($ 6,916)          ($ 5,576)
                                                    ========           ========           ========           ========

Basic and diluted loss per share                    ($  0.42)          ($  0.22)          ($  0.93)          ($  0.77)
                                                    ========           ========           ========           ========

Weighted average common shares outstanding             7,464              7,270              7,424              7,239

                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                Nine Months Ended
                                                          ------------------------------
                                                          December 31,      December 31,
                                                              1999              1998
                                                          ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                           ($6,916)          ($5,576)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                      2,089             2,358
    Changes in operating assets and liabilities               3,968               694
                                                            -------           -------
Net cash used in operating activities                          (859)           (2,524)

INVESTING ACTIVITIES
Purchase of property and equipment                           (2,391)           (2,065)
Decrease (increase) in other assets                              (2)              (14)
Purchases of short-term investments                          (4,302)           (5,000)
Sales of short-term investments                               6,138             6,500
                                                            -------           -------
Net cash used in investing activities                          (557)             (579)

FINANCING ACTIVITIES
Payments under line of credit                                  (750)                -
Borrowings under line of credit                               3,000                 -
Payments on long-term debt                                     (555)             (222)
Borrowings on long-term debt                                      -             1,000
Payments on obligations under capital leases                   (101)              (56)
Proceeds from issuance of common stock                          377               498
                                                            -------           -------
Net cash provided by financing activities                     1,971             1,220

Increase (decrease) in cash and cash equivalents                555            (1,883)
Cash and cash equivalents at beginning of period              1,729             4,022
                                                            -------           -------
Cash and cash equivalents at end of period                  $ 2,284           $ 2,139
                                                            =======           =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                 -           $   975
     Interest                                                   151               279


                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 1999

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

        The Company's reporting period consisted of a fourteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2000 and fiscal 1999 ended January 2, 2000 and December 27, 1998, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

2.      INVENTORIES

        The components of inventory consist of the following:

                                                    December 31,      March 31,
                                                        1999            1999
                                                    ------------      ---------
                                                           (In Thousands)
        Raw materials .............................   $ 3,045          $ 3,054
        Work-in-process ...........................     9,130            8,322
                                                      -------          -------
                                                      $12,175          $11,376
                                                      =======          =======

3.      LINES OF CREDIT

        On October 25, 1999, the Company renewed its Master Loan Agreement (the "Loan Agreement"), as amended, which will expire October 31, 2000. Under the Loan Agreement, the Company has credit facilities, consisting of a line of credit and letters of credit, of up to $6,000,000 available, subject to a borrowing base test of the Company's accounts receivable. As of the quarter ended December 31, 1999, the Company had $2,250,000 outstanding on the line of credit. The Loan Agreement has an interest rate at the bank's reference rate (8.50% as of December 31, 1999) plus .50%. Additionally, the Company has $725,000 in outstanding letters of credit, leaving a balance of up to $3,025,000 available under the credit facility as of December 31, 1999. On February 10, 2000, the Company repaid the remaining outstanding balance under the line of credit.

        Under the Loan Agreement, the Company has two term loans outstanding, which expire in March and September 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of December 31, 1999, the Company had borrowings totaling $1,056,000 outstanding against the term loans. Amounts outstanding under the Loan Agreement are secured by the Company's assets. As part of the Loan Agreement, the Company is required to maintain certain covenants. The covenants pertain to the maintenance of certain financial ratios, liquidity levels, a minimum tangible net worth and limits on the payment of dividends. On February 7, 2000, the financial covenants under the Loan Agreement were amended. Absent the amendments to the financial covenants, the Company would have been in non-compliance with the financial covenants. Based on the amended covenants currently in effect, the Company expects to be in compliance with the amended covenants through March 31, 2001. The covenants will be subject to renegotiation on the revolving maturity date of October 31, 2000.

4.      EARNINGS PER SHARE

        In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share are computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                          Three months ended                    Nine months ended
                                                             December 31,                          December 31,
                                                     ---------------------------           --------------------------
BASIC                                                  1999               1998               1999              1998
                                                     --------           --------           --------           -------
Net income (loss) .........................          ($ 3,125)          ($ 1,594)          ($ 6,916)          ($5,576)
                                                     ========           ========           ========           =======

Weighted common shares outstanding ........             7,464              7,270              7,424             7,239
                                                     ========           ========           ========           =======
Basic earnings (loss) per common share ....          ($  0.42)          ($  0.22)          ($  0.93)          ($ 0.77)
                                                     ========           ========           ========           =======


DILUTED

Net income ................................          ($ 3,125)          ($ 1,594)          ($ 6,916)          ($5,576)
                                                     ========           ========           ========           =======

Weighted common shares outstanding ........             7,464              7,270              7,424             7,239
Dilutive effect of stock options ..........                 -                  -                  -                 -
                                                     --------           --------           --------           -------
Weighted common shares outstanding,
  assuming dilution .......................             7,464              7,270              7,424             7,239
                                                     ========           ========           ========           =======
Diluted earnings per common share .........          ($  0.42)          ($  0.22)          ($  0.93)          ($ 0.77)
                                                     ========           ========           ========           =======


5.      COMPREHENSIVE INCOME

        The Company had no Comprehensive Income items for the periods presented.

6.      SUBSEQUENT EVENTS

        Between February 4, 2000 and February 10, 2000, the Company issued 1.5 million shares of unregistered common stock to institutional investors at a price of $18 per share, grossing $27 million. After deducting commissions, fees, and expenses associated with the financing, the Company's net proceeds from the financing was approximately $25 million. The Company determined the sales price of $18 per share, based on the approximate 45 day average closing price of the Company's common stock prior to the purchase agreement. The Company has agreed to use its best efforts to file a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission within 15 business days following the Closing Date. In the event that the Registration Statement is not declared effective within 120 days following the Closing Date (the "Required Effective Date"), and the cause of the delay is not related to circumstances beyond the Company's control, the Company shall compensate the investors for the lack of liquidity by paying to the investors an aggregate of $200,000 for each trading day following the Required Effective Date during which the Registration Statement is not effective, provided, however, that the total of all such payments shall not exceed $6 million. Of the net proceeds, $6 million is held in escrow pending the effectiveness of a From S-3 Registration Statement to be filed with the Securities and Exchange Commission.

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

RESULT OF OPERATIONS - THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 2000:

        Total net sales increased 18% from $10.0 million for the third quarter of fiscal 1999 to $11.8 million for the third quarter of fiscal 2000. Total net sales to commercial customers increased 100% from $4.1 million for the third quarter of fiscal 1999 to $8.2 million for the third quarter of fiscal 2000. The increase in sales was the result of increased unit sales. Total net sales to defense customers decreased 39% from $5.9 million in the third quarter of fiscal 1999 to $3.6 million for third quarter of fiscal 2000, the result of decreased unit sales, and was as the Company had expected. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Gross margin decreased from 18% of net sales in the third quarter of fiscal 1999 to 9% of net sales in the third quarter of fiscal 2000. The decrease in gross margin was primarily due to costs associated with the transfer to and startup of off-shore contract manufacturing for commercial subsystem products, the relocation of the subsystems products to accommodate the fab expansion, and a change in product mix. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses increased 25% from $1.3 million, or 13% of net sales, in the third quarter of fiscal 1999 to $1.6 million, or 14% of net sales, in the third quarter of fiscal 2000. The increase is due to increased staffing. The company expects to continue a high level of research and development expenditure. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $2.1 million, or 21% of net sales, in the third quarter of fiscal 1999 to $2.5 million, or 21% of net sales, in the third quarter of fiscal 2000. The dollar increase was primarily due to increased personnel and selling cost.

        Interest income (expense) and other, net increased 169% from $26,000 of interest expense in the third quarter of fiscal 1999 to $18,000 of interest income in the third quarter of fiscal 2000. The increase in interest income (expense) and other, net, was primarily due to a decrease in interest expense from repayments of the Company's thirty-six month term loan.

RESULT OF OPERATIONS - FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 2000:

        Total net sales increased 6% from $31.0 million for the first nine months of fiscal 1999 to $32.7 million for the first nine months of fiscal 2000. Total net sales to commercial customers increased 41% from $15.0 million for the first nine months of fiscal 1999 to $21.2 million for the first nine months of fiscal 2000 as the result of increased unit sales. Total net sales to defense customers decreased 28% from $16.0 million in the first nine months of fiscal 1999 to $11.5 million for the first nine months of fiscal 2000, as the Company had expected. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Gross margin increased from 10% of net sales in the first nine months of fiscal 1999 to 13% of net sales in the first nine months of fiscal 2000. The lower gross margin in fiscal 1999 was primarily due to over-capacity in manufacturing overhead which resulted from lower than anticipated production levels and inventory write-downs related to delayed or canceled contracts. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expense was consistent at $4.5 million in the first nine months of both fiscal 1999 and 2000, or 15% and 14% of net sales, in the first nine months of fiscal 1999 and 2000, respectively. Although research and development expenses have increased quarter to quarter during fiscal 2000, there were one time expenses related to setting up the Belfast design center in Northern Ireland and certain consulting services during the first quarter of fiscal 1999. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $6.6 million, or 21% of net sales, in the first nine months of fiscal 1999 to $6.7 million, or 20% of net sales, in the first nine months of fiscal 2000. The increase was primarily due to increased selling costs.

        Interest income (expense) and other, net increased 316% from $63,000 of interest expense in the first nine months of fiscal 1999 to $136,000 of interest income in the first six months of fiscal 2000. The increase in interest income (expense) and other, net, was primarily due to a decrease in interest expense from repayments of the Company's thirty-six month term loan.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash flows from operations and sales of equity securities including the initial public offering of common stock completed in December 1995 and January 1996, which generated net proceeds of approximately $12.1 million.

        On October 25, 1999, the Company renewed its Master Loan Agreement (the "Loan Agreement"), as amended, which will expire October 31, 2000. Under the Loan Agreement, the Company has credit facilities, consisting of a line of credit and letters of credit, of up to $6,000,000 available, subject to a borrowing base test of the Company's accounts receivable. As of the quarter ended December 31, 1999, the Company had $2,250,000 outstanding on the line of credit. The Loan Agreement has an interest rate at the bank's reference rate (8.50% as of December 31, 1999) plus .50%. Additionally, the Company has $725,000 in outstanding letters of credit, leaving a balance of up to $3,025,000 available under the credit facility as of December 31, 1999. On February 10, 2000, the Company repaid the remaining outstanding balance under the line of credit.

        Under the Loan Agreement, the Company has two term loans outstanding, which expire in March and September 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of December 31, 1999, the Company had borrowings totaling $1,056,000 outstanding against the term loans. Amounts outstanding under the Loan Agreement are secured by the Company's assets. As part of the Loan Agreement, the Company is required to maintain certain covenants. The covenants pertain to the maintenance of certain financial ratios, liquidity levels, a minimum tangible net worth and limits on the payment of dividends. On February 7, 2000, the financial covenants under the Loan Agreement were amended. Absent the amendments to the financial covenants, the Company would have been in non-compliance with the financial covenants. Based on the amended covenants currently in effect, the Company expects to be in compliance with the amended covenants through March 31, 2001. The covenants will be subject to renegotiations on the revolving maturity date of October 31, 2000. The Company's business, operating results and financial condition would be materially adversely affected if the loan agreement were terminated.

        As of December 31 1999, the Company had $2.3 million of cash and cash equivalents, $4.0 million of short-term investments and $16.3 million of working capital.

        Between February 4, 2000 and February 10, 2000, the Company issued 1.5 million shares of unregistered common stock to institutional investors at a price of $18 per share, grossing $27 million. After deducting commissions, fees, and expenses associated with the financing, the Company's net proceeds from the financing was approximately $25 million. The Company determined the sales price of $18 per share, based on the approximate 45 day average closing price of the Company's common stock prior to the purchase agreement. The Company has agreed to use its best efforts to file a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange

Commission within 15 business days following the Closing Date. In the event that the Registration Statement is not declared effective within 120 days following the Closing Date (the "Required Effective Date"), and the cause of the delay is not related to circumstances beyond the Company's control, the Company shall compensate the investors for the lack of liquidity by paying to the investors an aggregate of $200,000 for each trading day following the Required Effective Date during which the Registration Statement is not effective, provided, however, that the total of all such payments shall not exceed $6 million. Of the net proceeds, $6 million is held in escrow pending the effectiveness of a From S-3 Registration Statement to be filed with the Securities and Exchange Commission.

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

        Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with such "Year 2000" requirements may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Based on a review of the Company's product lines, the Company determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company determined that it has no contingencies related to the Year 2000 issue for the products it has sold.

        The Company tested, modified and upgraded its software so that its various computer systems would function properly and that the Year 2000 would not pose significant operational problems for its computer systems. Documents and internal communications from the Company's ERP system routinely display and transact with the correct logic on date codes of the year 2000.

        The Company initiated communications with all of its suppliers. Over 500 companies have been surveyed, responses reviewed, and risk levels categorized. Full assessment of supplier risk is complete. Those vendors that pose significant risk to the Company's ability to produce and ship products have all been reviewed and have certified that they are Y2K compliant. As a further preventive step, the procurement management organization had intensively reviewed vendor commitments prior to and immediately after January 1, 2000.

        To date, the Company has experienced no significant Year 2000 related problems. The cost of compliance monitoring and mitigation activities have not been material.

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

        Dependence on a Limited Number of OEM Customers. A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's sales. In fiscal 1999 and the nine months ended December 31, 1999 sales to the Company's top ten customers accounted for approximately 56% and 63% of total net sales, respectively. In the nine months ended December 31, 1999 one customer accounted for more than 10% of total net sales. The Company expects that sales of its products to a limited number of OEM customers will continue to account for a high percentage of its sales for the foreseeable future, although sales to any single customer are subject to significant variability from quarter to quarter. Such fluctuations or a complete loss of one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition.

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

        Rapid Product Life Cycles. The life cycles of certain of the Company's products are dependent on the life cycle of the end products that utilize the Company's products. The life cycle of cellular and PCS telephones is expected to be relatively short. The Company's business, operating results and financial condition could be materially adversely affected by excess or obsolete inventory levels if the expected demand for a product does not materialize.

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

        Dependence on Offshore Sub-Contractors. In addition, the Company contracts with third party vendors in Asia to assemble and test certain of its products to reduce manufacturing labor costs. Although the Company strives to maintain more than one vendor for each manufacturing process or product, it is not always possible due to volume and quality issues. To the extent that any of the vendors are not able to provide a sufficient level of service with an acceptable quality level, the Company could have difficulty meeting its delivery commitments, which could materially adversely impact the Company's financial, operating and financial results

        Dependence on Key Personnel. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. In particular, the Company in the past has experienced difficulty attracting and retaining qualified engineers and thin-film microwave technicians. Competition for these kinds of experienced personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The failure to attract, assimilate or retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

        Government Regulations. The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other hazardous chemicals used in its manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses in order to comply with environmental regulations. Any past or future failure by the Company to control the use of or to restrict adequately the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Registrant's Annual Report Form 10K for the year ended March 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

           Number
           27.   Financial Statements included herein

        B. No reports on Form 8-K were filed during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Celeritek, Inc.
                                              (Registrant)



Date: February 15, 2000                  /s/  MARGARET  E. SMITH
                                        --------------------------
                                        Margaret E. Smith, Vice President,
                                        Chief Financial Officer and Assistant
                                        Secretary

                                 EXHIBIT INDEX

  Exhibit
  Number                         Description
  ------                         -----------
   27.              Financial Data Schedule