Form 10-K
period 2000-03-31
CELERITEK INC/CA
filed 2000-05-10
CIK 919583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 28, 2000, was approximately $386,292,088 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On April 28, 2000, approximately 9,361,356 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future performance. We have attempted to identify forward-looking statements by terminology including "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology.

     Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in a number of sections of this Form 10-K, including those under "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear.

OVERVIEW

     We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in point to point and point to multipoint microwave radios and satellite transceivers addressing the high capacity wireless SONET/SDH networks. In addition, we sell our subsystem products to major defense contractors.

INDUSTRY BACKGROUND

Rapid Growth in the Wireless Communications Industry

     The market for wireless communications has become very large and continues to grow rapidly. Wireless communications are used by consumers for mobile voice and, increasingly, data. Wireless communication is also an important element of modern networks as service providers are using wireless technology as an effective and less costly means of transmitting voice and data over portions of their networks.

     Consumers have quickly adopted mobile wireless devices for voice communications. According to International Data Corporation, or IDC, the number of cellular and personal communications services, or PCS, subscribers worldwide increased 40% in 1999 over the prior year, to 427 million subscribers, and is expected to reach 1.1 billion subscribers by 2003. In addition, the use of mobile wireless devices for Internet access and other data transmission is expected to increase substantially over the next several years. According to IDC, the number of subscribers worldwide with wireless access to the Internet was approximately 10 million in 1999 and is expected to grow to 562 million subscribers by 2004.

Challenges Facing Mobile Handset Manufacturers

     Consumer demand for smaller handset size, longer battery life and additional services such as data access, has increased the complexity of mobile handsets. The increased functionality of these devices means that manufacturers of mobile handsets have to add more components to existing devices without compromising size and weight. Many manufacturers seek to find third party providers that have both semiconductor and systems level expertise to design and supply these solutions. Also, these factors have caused some mobile handset manufacturers to look to higher levels of integration for components. Beyond performance advantages, the integration of these components permits manufacturers to reduce both the parts count and the number of suppliers.

     Handset manufacturers also must adapt to changing wireless technologies, as analog systems continue the transition to digital technology. The two primary digital wireless technologies are known as code division multiple access, or CDMA, and time division multiple access, or TDMA, which includes a variation called global system for mobile communications, or GSM. TDMA, including GSM, is currently the most widely used digital wireless technology, although CDMA is the fastest growing due primarily to its clearer signal and greater capacity for the transmission of data. According to IDC, CDMA subscribers worldwide increased by 86% in 1999 over the prior year to 42 million subscribers, and IDC estimates that the number of subscribers will increase to more than 212 million by 2003.

     The next generation of wireless technology, known as third generation technology or 3G, is expected to be based on CDMA technology. 3G technologies are being designed to provide increased capacity, high bandwidth for multimedia applications and global roaming capabilities. The increased capacity and data speeds of 3G networks are expected to permit wireless transmission of integrated voice, video and data traffic. With speeds up to 2 megabits per second, or Mbps, which is 30 times faster then a typical 56 kilobits per second, or Kbps, modem, applications such as broadband wireless access to the Internet and mobile video conferencing are expected to become a reality. We believe service providers should be able to implement this technology with new infrastructure or as an equipment overlay to existing networks. Service providers are expected to begin to upgrade their networks to 3G levels over the next few years and regulatory agencies in some countries have allocated additional frequency bands for 3G services.

Wireless Infrastructure Network Buildout

     Service providers are expected to upgrade their existing networks or develop new networks quickly in order to take advantage of new wireless technologies as they emerge. Service providers must choose between constructing their networks using traditional wireline infrastructure, wireless infrastructure or a combination of both. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. Many service providers are installing wireless networks because they are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction of traditional wireline networks. Wireless networks are constructed using microwave radios and other equipment to connect base stations with wired transmission systems and facilities. Wireless infrastructure solutions used in communications networks include:

  - Point to Point Networks. Point to point systems are used to transmit voice or data traffic over a single transmission link, typically between wireless communications networks or within a metropolitan area where wired networks are not available or are not cost effective. Data rates for these systems range from 4 Mbps to as high as 44 Mbps, which is over 600 times faster than a typical 56 Kbps modem.

  - Point to Multipoint/Fixed Wireless Networks. Point to multipoint and fixed wireless networks connect a number of communications end users within a local area to a single point, thereby bypassing the last mile bottleneck in the communications network. Point to multipoint networks are primarily being used by businesses as an alternative means of data communication, while fixed wireless systems are used by consumers as an alternative to traditional wireline telephone services. These networks transport data at rates from 44 Mbps to as high as 155 Mbps and can offer consumer access to data at multiple points from 4 Mbps to 44 Mbps.

  - Wireless SONET/SDH. Wireless SONET/SDH systems are high capacity point to point solutions, which offer service providers wireless alternatives for fiber optic network expansion. SONET and SDH are fiber optic transmission standards. Because wireless SONET/SDH systems can transport data at speeds comparable with fiber based systems, the high capacity portion of networks can now be more rapidly and cost effectively deployed with wireless systems. These high capacity wireless systems support data rates from 155 Mbps, equivalent to OC-3 fiber optic standards, to as high as 610 Mbps.

  - Satellite Voice and Internet Data Terminals. In satellite communications networks, signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to the end user on the ground. The signal is typically received via very small aperture terminals, or VSATs, that are installed at the end user's premises, typically on a rooftop. Traditional uses of these satellite services include point-of-sale authorizations and private networks for businesses such as financial institutions. Emerging applications for satellite communications include two-way Internet access, which is expected to offer data rates ranging from 2 Mbps to as high as 44 Mbps.

Challenges Facing Broadband Wireless System Providers

     To meet the demand for wireless infrastructure solutions, as well as to construct and augment mobile wireless systems to meet growing subscriber demand, service providers are turning to systems integrators and original equipment manufacturers, or OEMs, to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated, reliable subsystems in a cost effective manner. By outsourcing subsystems, OEMs can accelerate their time to market and leverage their core competencies of full system design and integration. Additionally, OEMs can promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

GaAs Semiconductor Components and GaAs-based Subsystems Increasingly Address the Requirements of Broadband Wireless Systems

     Manufacturers of mobile handsets and telecommunications systems are increasingly looking to GaAs solutions because of their requirements for efficient power consumption and faster integrated circuits for high bandwidth, high performance communications products. Compared to silicon, GaAs has inherent physical properties which allow electrons to move several times faster. This translates into improved linear efficiency and higher frequency performance. The linearity, or ability to amplify a signal with minimal distortion, and efficiency, a measure of the strength of an amplified signal relative to the amount of power consumed, are criteria that become more challenging in broadband wireless applications. For example, GaAs semiconductor components in mobile handsets used in transmitter applications are more power efficient than silicon based components. This efficiency allows for longer battery life or use of smaller batteries.

     Highly integrated GaAs-based subsystems also leverage the benefits of GaAs technology to offer compact, broadband wireless solutions. GaAs-based subsystems with high linear efficiency are critical to a service provider's ability to reduce interference levels and increase system capacity. Applications that incorporate GaAs-based subsystems include radio applications at millimeter wave frequencies and two way satellite voice and Internet data terminals. Since these GaAs-based products are complex, highly integrated components and hard to produce in volume, many manufacturers are looking to outsource these components and subsystems.

THE CELERITEK SOLUTION

     We design and manufacture GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. Our semiconductor components and subsystems are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications networks. We believe our core competencies, as outlined below, enable us to successfully address the existing and emerging opportunities in these wireless services markets:

Extensive Expertise in GaAs Technologies

     We believe our 15 years of experience with GaAs technology has enabled us to manufacture high performance GaAs semiconductor components and GaAs-based subsystems. Our expertise allows us to deliver high quality products to our customers by balancing the latest GaAs technology with advanced manufacturing techniques. In particular, we are able to manufacture GaAs semiconductor components that meet the more challenging CDMA linearity requirements, as well as TDMA requirements. This ability stems from our proficiency with different GaAs semiconductor processes, such as metal semiconductor field effect transistor, or MESFET, pseudo-morphic high electron mobility transistor, or pHEMT, and the indium gallium phosphide method of heterojunction bipolar transistor, or InGaP HBT.

Millimeter Wave Frequency Expertise

     Many of our subsystem products operate in millimeter wave frequency ranges as high as 40 gigahertz, or GHz. Higher frequencies offer more data transmission capacity. Wireless solutions at these frequencies require individual building blocks with demanding tolerances and specifications, which can be difficult to produce in volume. We believe our circuit design expertise, internally produced GaAs semiconductor components, extensive experience and understanding in how to better integrate functionality at these frequencies provides us with a technical advantage. We believe that our expertise results in simpler, more robust, and higher performance solutions for our subsystem customers. It has also enabled us to produce new products targeted for high speed fiber optic applications of up to 10 gigabits per second, or Gbps.

Linear Efficiency Expertise

     We have developed technology competencies in multiple disciplines, including pHEMT and InGaP HBT GaAs technologies, which enable us to achieve high linear efficiency in our GaAs semiconductor components and GaAs-based subsystems. These competencies and disciplines include RF integrated circuit technology, solid state device physics, thermal mechanical packaging design, advance circuit design, linearity enhancement techniques, advanced signal processing techniques, and computer aided design and modeling. We believe the linear efficiency of GaAs allows our subsystem products to be packaged in smaller enclosures due to a reduced need for heat removal. We also believe our linear efficiency expertise provides us with an important technology advantage, particularly with respect to products addressing the rapidly growing CDMA market. CDMA tends to have more stringent power requirements than other digital standards and is very sensitive to any distortion, which places greater demands on the linearity characteristics of CDMA power amplifiers.

Vertically Integrated Manufacturing

     The vertical integration of our design and production process improves our ability to address wireless equipment providers' quantity and time to market requirements for GaAs semiconductor components and GaAs-based subsystems. We believe our in-house ability to design and manufacture our products in a modular fashion is critical to introduce new products meeting the evolving needs of our customers in a rapid and cost effective manner. We also design our products to be manufactured in high volumes in modular manufacturing lines, which we believe improves our ability to secure volume orders from our customers. In addition, common architectures are used for multiple applications resulting in faster development times and manufacturing efficiencies associated with common material content. We have developed relationships with third party manufacturers throughout our supply chain, which are intended to improve our ability to increase volume production to meet customers' needs and optimize the utilization of our in-house capacity.

Design Expertise

     Our expertise in RF and microwave design allows us to effectively select and integrate appropriate circuit blocks to achieve high level functionality with cost effective performance for our customers. This is typically a very difficult problem as bandwidth, or data rate, requirements of these systems increase. We believe our technical advantage stems from selecting appropriate high level functionality with low parts count and complexity. This advantage translates into reliable, simple and more manufacturable products. In addition to the vertical integration benefits that come from our in-house GaAs fabrication, we also produce our own circuits and components for subsystem applications. These capabilities support higher levels of integration for our products. For example, our design expertise enabled us to develop our semiconductor InGaP HBT power modules for mobile handsets.

STRATEGY

     Our objective is to become the leading provider of GaAs semiconductor components and GaAs-based subsystems for the wireless communications market. We target leading OEMs in growing voice and data driven markets and align our technologies and products to address their needs. The following are the key elements of our strategy:

Leverage our Expertise in Linear Efficient GaAs Technology and Integration

     We intend to continue to use our expertise in GaAs and integration to address emerging trends in broadband markets. For example, we recently introduced our InGaP HBT power amplifier modules, which offer our mobile handset customers an integrated solution involving fewer parts, greater ease of use, and smaller size and higher linear efficiency as compared to power amplifiers produced using other GaAs processes. We believe the modules will also address our customers' needs for reduced parts count and number of suppliers. Our GaAs-based subsystem products, such as high capacity wireless SONET/SDH and two-way data satellite products, integrate circuits produced in-house and GaAs semiconductor components to address customer demand for compact subsystems.

Further Penetrate High-Growth Broadband Markets

     We target both existing and emerging high-growth broadband markets. We seek to further increase the penetration of our GaAs semiconductor components and GaAs-based subsystem products in existing and growing voice driven markets, which include handsets and point to point networks. Our strategy is to further penetrate emerging broadband markets, which include data handsets, point to multipoint networks and satellite voice and Internet data terminals.

     We believe data rates in fiber optic markets are driving demand for higher frequency components. Our high frequency expertise positions us to penetrate these wireline broadband markets. For example, we are developing high performance 20 GHz driver amplifier solutions for the emerging 10 Gbps, or OC-192, high speed fiber optic market.

Capitalize on Vertical Integration in Design and Manufacturing of Integrated Components

     We intend to continue to pursue a strategy of vertical integration of our design and manufacturing processes, from design and development of the semiconductor integrated circuit through assembly and automated testing. We believe our expertise in the design and manufacturing of integrated components benefits us in the wireless subsystems market because GaAs semiconductor components are a critical part of these GaAs-based subsystems. We also believe our control over each of these steps contributes to improved linear efficiency, shortens our time to market, reduces unit costs and increases our control over quality and reliability. In periods of high industry demand for semiconductors and intense competition for wafer fabrication capacity, operating a wafer fabrication facility provides access to a captive supply of RF semiconductors for the mobile handset market and for integration into our GaAs-based subsystems.

Expand Relationships with Leading Worldwide Manufacturers of Wireless Infrastructure Equipment

     Our strategy is to form lasting customer relationships by working closely with our customers early in the development process. By working with our customers throughout the entire development process, we believe we are able to provide final solutions tailored to their cost and performance goals. We have developed relationships with large wireless customers, including Motorola, P-COM, Digital Microwave, Metricom, Gilat and Ericsson. We believe that our customer relationships also allow us to develop insight into their requirements and to design specific products that meet their needs by rapidly delivering product designs and volume production. In addition, we do not generally compete with our customers and we believe, as a result, they are more willing to openly discuss with us their proprietary technologies and development plans.

PRODUCTS

     We design, develop, manufacture and market GaAs semiconductor components and GaAs-based subsystems.

GaAs Semiconductor Components

     We offer our GaAs semiconductor components to customers for use in the wireless communications markets, and integrate them into our own GaAs-based subsystems.


----------------------------------------------------------------------------------------------------------------
                         SEMICONDUCTOR
 MARKET                  COMPONENTS                APPLICATIONS                     PRODUCT BENEFITS
----------------------------------------------------------------------------------------------------------------
 Mobile Handsets         - Power amplifier RFICs   Transmitter portion of cellular  - Lengthens talk
                         - HBT Power Modules       and PCS CDMA, TDMA, and, in the    time
                         - Driver RFICs            future, 3G mobile handsets, for  - Increases data capacity up
                                                   voice and data                   to 2 Mbps
                                                                                    - Decreases size of handsets
                                                                                    - Decreases battery voltage
                                                                                    - Increases integration
----------------------------------------------------------------------------------------------------------------
 Wireless                - Power amplifier RFICs   Transmitter and receiver         - Increases range
 Infrastructure          - Power transistors       portions of cellular, GSM, and   - Increases data capacity up
                         - Low noise transistors   PCS wireless infrastructure      to 2 Mbps
                                                   equipment                        - Reduces size of base
                                                                                    stations
----------------------------------------------------------------------------------------------------------------
 Fixed Wireless          - Power amplifier RFICs   Transmitter portion of 1.9 GHz,  - Increases data capacity up
                         - Power transistors       2.4 GHz and 3.5 GHz fixed        to 2 Mbps
                         - Low noise transistors   wireless base stations and       - Lengthens battery back up
                         - Driver RFICs            subscriber terminals             - Reduces size of base
                                                                                    stations
----------------------------------------------------------------------------------------------------------------
 Point to Point and      - Millimeter wave         Transmitter and receiver         - Provides a secure source
 Point to Multipoint       microwave monolithic    portions of our GaAs-based       of supply and reduce the
                           integrated circuits     subsystems                         cost of our GaAs-based
                           (MMICs)                                                    subsystems
----------------------------------------------------------------------------------------------------------------
 Satellite               - Microwave and           Transmitter portions of our      - Provides a secure source
                           millimeter wave MMICs   GaAs-based subsystems            of supply and reduces the
                                                                                      cost of our GaAs-based
                                                                                      subsystems
----------------------------------------------------------------------------------------------------------------
 Fiber Optic*            - Driver amplifier MMICs  OC-192 20 GHz fiber optic        - Increases data capacity up
                                                   external modulator applications  to 10 Gbps
                                                                                    - Reduces data
                                                                                      errors
----------------------------------------------------------------------------------------------------------------

* Recently introduced products that have not commenced volume shipments.

GaAs-based Subsystems

     Our GaAs-based subsystems address the needs of wireless communication markets for voice and data.


----------------------------------------------------------------------------------------------------------------
 MARKET                  SUBSYSTEM PRODUCT         APPLICATIONS                     PRODUCT BENEFITS
----------------------------------------------------------------------------------------------------------------
 Point to Point          - Power amplifiers        Transmitter and receiver         - Increases range
                         - Low noise amplifiers    portion of microwave and         - Reduces size of terminals
                         - Transceivers            millimeter wave radios for       - Increases integration
                         - Complete radio outdoor  medium capacity voice and data   - Increases data rates up to
                           units, or ODUs                                           44 Mbps
----------------------------------------------------------------------------------------------------------------
 Point to Multipoint     - Linear amplifiers       Transmitter and receiver         - Increases data capacity up
                         - Low noise amplifiers    portion of millimeter wave       to 44 Mbps
                         - Low phase noise         radios for high capacity voice   - Reduces size of terminal
                         sources                   and data                         - Reduces data errors
                         - Transceivers                                             - Reduces sensitivity to
                         - Complete radio ODUs                                      vibration
----------------------------------------------------------------------------------------------------------------
 Wireless SONET/ SDH     - Linear amplifiers       Transmitter and receiver         - Increases data capacity up
                         - Low noise amplifiers    portion of millimeter wave       to 610 Mbps
                         - Low phase noise         radios for very high capacity    - Reduces size of terminal
                         sources                   data                             - Reduces data errors
                         - Transceivers                                             - Reduces sensitivity to
                         - Complete radio ODUs                                      vibration
----------------------------------------------------------------------------------------------------------------
 Defense                 - Amplifiers              Electronic countermeasures and   - Increases integration
                         - Transceivers            warning systems
----------------------------------------------------------------------------------------------------------------
 Satellite -- Retail     - Transmit ODUs           Two way satellite ground         - Reduces size of terminal
                                                   terminals for point of sale      - Reduces data errors
                                                   transactions and remote
                                                   monitoring
----------------------------------------------------------------------------------------------------------------
 Satellite -- Internet   - Transmit ODUs           Two way satellite terminals for  - Reduces size of terminal
 Protocol*                                         high capacity voice and data to  - Reduces data transmission
                                                   remote Internet service            errors
                                                   providers, home office and       - Increases integration
                                                   basic phone
----------------------------------------------------------------------------------------------------------------

* These products are in the prototype stage and we have not commenced commercial shipments.

CUSTOMERS

     We sell our GaAs semiconductor components and GaAs-based subsystems products primarily to commercial OEMs, who integrate these products into both wireless mobile handsets and broadband wireless infrastructure equipment and networks. We also sell our subsystem products to major defense contractors.

     Our largest semiconductor component customers for the fiscal year ended March 31, 2000, were Motorola, Metricom, Mitsubishi and Ericsson. Our largest subsystem customers for the fiscal year ended March 31, 2000 were P-COM, Digital Microwave, ITT Aerospace and Gilat Satellite.

     A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2000, Motorola accounted for approximately 15% of net sales and P-COM accounted for approximately 11% of net sales. In the fiscal year ended March 31, 1999, no customer accounted for more than 10% of net sales. In fiscal 1998, P-COM, accounted for approximately 20% of net sales. Sales to our top ten customers accounted for approximately 61% of our net sales in fiscal 2000 and 56% in fiscal 1999. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future.

     Sales to international customers accounted for 22% of net sales in fiscal 2000 and 21% of net sales in fiscal 1999. In addition, many of our domestic customers sell their products outside of the United States.

TECHNOLOGY

     We utilize GaAs technology expertise, advanced integration and packaging technologies, RF and microwave circuit design and high frequency competency to offer what we believe are superior wireless solutions. We also employ advanced simulation and modeling tools to offer wireless customers advanced semiconductor RF integrated circuits, or RFICs, and power amplifier modules, as well as GaAs-based subsystems that bring the benefits of the latest technologies to market quickly.

Gallium Arsenide

     GaAs is a semiconductor material that has an electron mobility several times faster than silicon. As a result, it is possible to design GaAs circuits that operate at significantly higher frequencies than silicon circuits. GaAs circuits can be designed to consume less power, amplify with more linearity, and operate more efficiently at lower voltages than silicon circuits. This means that transceiver products operate with smaller batteries for a longer period of time. Low voltage linear efficiency makes GaAs circuits well suited for power amplifiers operating in CDMA, TDMA and 3G systems. High frequency GaAs technology supports millimeter wave MMICs for transceivers and other components for integration into GaAs-based subsystem products. High frequency GaAs technology also facilitates the support of the high speed fiber optic market. Our GaAs technology provides repeatability and control through our proprietary
0.25 micron semiconductor fabrication process.

GaAs Processes

     We utilize a broad range of GaAs production processes which provides us with flexibility in designing products to suit the needs of our customers, including the following:

  - Metal semiconductor field effect transistor, or MESFET, is a production process characterized by lower initial wafer costs and fewer processing steps than newer processes, such as InGaP HBT. Semiconductor products manufactured using MESFET need two power supplies, a positive and negative, and have a larger die size. These products are currently used in several high volume mobile handset and infrastructure applications.

  - Pseudo-morphic high electron mobility transistor, or pHEMT, is a production process characterized by low voltage and high frequency performance which is superior to the MESFET process. pHEMT also requires a positive and negative power supply like MESFET. pHEMT is used in current generation CDMA power amplifiers, high frequency MMICs for GaAs-based subsystems and our fiber optic driver products.

  - Heterojunction bipolar transistor, or HBT, processes have a bipolar structure, similar to that used in traditional high frequency analog applications, rather than the FET structure utilized in MESFET and pHEMT processes. The bipolar structure of HBT enables the use of a single power supply and can be disabled with a digital control signal in contrast with MESFET and pHEMT, both of which require two supplies and supply switching components. Additionally, HBT devices generally have superior linear efficiency relative to MESFET and pHEMT. HBT devices generally involve more processing steps than MESFET or pHEMT processes, which tend to make the cost of processing a single wafer more expensive. However, the smaller die size of an HBT device, and therefore the greater number of devices per wafer, tend to offset this additional cost.

InGaP HBT versus AlGaAs HBT

     The most commonly utilized HBT process today uses aluminum to create aluminum GaAs, or AlGaAs. Our HBT process uses indium and phosphide to create indium gallium phosphide, or InGaP. The primary advantages of InGaP are the reliability and low voltage linear efficiency. As a result, we believe InGaP is the preferred technology for CDMA broadband applications. We believe we are the first to offer InGaP power amplifier modules for these applications.

Integration Expertise

     We have developed technologies to enhance our expertise at higher levels of integration. We believe these technologies allow us to offer a higher level of functionality, in smaller form factors, to our customers.

     Modular Design. Our subsystem assemblies use modular building blocks to provide high level functionality. These assemblies are produced with common system architectures for multiple applications to enable cost effective and flexible integration. Our module products can use a common die supply for multiple applications allowing us to dynamically allocate material as demand changes.

     Hybrid Waveguide. We have developed a proprietary millimeter wave integration technology called Hybrid Waveguide Technology, or HWT, in which circuits are built directly inside the waveguide. This technology enables high performance filters and active components.

Packaging

     We have developed proprietary RFIC and power module packaging techniques to enhance the linear efficiency of our products, while using commercially available cost effective manufacturing processes. These packaging technologies are compatible with subcontract assembly capacity, and offer size reduced, higher levels of functionality to our customers.

Low Phase Noise Sources

     We have developed a proprietary approach to produce low phase noise sources to support high capacity wireless data applications. The approach is designed to be a cost effective and robust design. We believe our approach offers a technical advantage over competing approaches, which when subjected to vibration, can induce critical errors in high capacity data transmission at millimeter wave frequencies.

Simulation and Modeling

     We believe that our long history of solving complex integration problems gives us a strong basis from which to address new applications. This experience is enhanced with in-house and commercially available simulation techniques. For example, we have an advanced non-linear model for InGaP HBT that enables better prediction of end performance on a first design attempt.

Amplifier

     Linear amplifiers amplify signals so that they will have sufficient strength to reach the next location, but do so in such a way as to not induce distortion in transmitted voice or data. Amplifiers are typically the most challenging component in any RF and microwave system. They were our first product and continue to be a core technology. Millimeter wave power amplifiers up to one watt of power are needed for higher bandwidth voice and data applications, and our expertise in this area enables these applications to transmit higher capacity data. GaAs semiconductor RFICs and power amplifier modules are an important part of the transmit chain in a handset, and we believe our leadership in linear efficiency in this product area is a result of amplifier technology which in turn enables higher capacity mobile voice and data solutions.

Millimeter Wave

     We have developed millimeter wave technologies to help simplify and improve the performance of our components. These include careful control over the geometries to produce GaAs MMICs with our 0.25 micron semiconductor fabrication process, tolerance control over in-house thin film circuits, and correct circuit implementations that allow centering of design performance to specifications.

SALES AND MARKETING

     We market our products worldwide to customers in commercial markets and prime contractors in the defense industry primarily through a network of manufacturers' representatives managed by our internal sales force of six people. As of March 31, 2000, we have contracts with 11 manufacturers' representatives in the United States and 16 international representatives located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industry shows.

     After we have identified key potential customers in our market segments, we make sales calls with our manufacturers' representatives and our own sales, management, and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in analog signal processing and wireless transmission. To promote widespread acceptance of our transceiver products and provide customers with support for their wireless transmission needs, our sales and engineering teams work closely with our customers to develop tailored solutions to these needs. We believe our customer engineering support provides us with a competitive advantage.

BACKLOG

     We generally include in our backlog all purchase orders and contracts for products with requested delivery dates within one year.

     Our backlog at March 31, 2000 was approximately $65 million. Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog. Most of our quarterly net sales have resulted from orders obtained in prior quarters. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. In addition, we may not be able to achieve the rapid expansion necessary to meet our current orders. For example, a significant portion of our backlog as of March 31, 2000 represents orders whose requested shipment dates have passed, some by more than six months.

     Of our current backlog, approximately 28% is attributable to orders received from one customer. If we were to lose this or another major customer, or if orders by major customers were to otherwise decrease or be delayed, operating results and financial condition would be harmed.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration. As of March 31, 2000, we employed 55 people to support our research and development efforts. In addition to their design and development activities, the engineering staff participates with our marketing department in proposal preparation and applications support for customers. We have developed an extensive library of circuit designs and architectures that can be integrated into higher level systems. We believe our ability to leverage this library of modules reduces product time to market and development costs.

     We have established two design centers in the United Kingdom to support development efforts in both the semiconductor component and subsystem areas. We opened these design centers in the United Kingdom to take advantage of the greater availability of engineering talent in the United Kingdom, as compared to the United States and Northern California in particular where hiring of engineers has been difficult.

     We believe our expertise in high frequency applications is well suited to higher speed fiber optic component markets. We announced our first fiber optic product for 10 Gbps, or OC-192, applications in the first quarter of calendar 2000. The product is the first of a family of high speed fiber optic solutions, and samples of our products are being distributed to potential customers. We believe we will be in a position to initiate larger shipments in this product area at the end of calendar 2000.

     Our total expenses for research and development were $5.4 million for the fiscal year ended March 31, 1998, $5.9 million for the fiscal year ended March 31, 1999, and $6.7 million for the fiscal year ended March 31, 2000.

MANUFACTURING

     We manufacture our GaAs semiconductor components and GaAs-based subsystems and supplement our manufacturing capacity by selectively outsourcing wafer fabrication, assembly and test manufacturing functions to third parties. Our manufacturing lines are designed to meet increasing customer demand without sacrificing our high quality standards. Our manufacturing strategy consists of five key elements:

  - control and optimization of the key technologies and manufacturing processes at all levels of vertical integration;

  - multiple sourcing where possible in the supply line for outside purchased material and strategic development of vendors;

  - commonality in design to leverage common materials and processes;

  - strategic use of subcontract services to optimize internal utilization and provide additional capacity as needed; and

  - use of modular manufacturing lines, using commercially available equipment, and low risk proven processes.

     We maintain manufacturing control of our products through the use of our in-house GaAs wafer production facility. The fabrication of semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Our facility includes clean rooms with class 10 performance for fabrication operations. A class 10 clean room has no more than ten particles larger than 0.5 microns in size per cubic foot of air. To maximize wafer yields and quality, we test our products at various stages in the fabrication process, maintain reliability monitoring, and conduct numerous quality control inspections throughout the entire production flow using analytical manufacturing controls.

     In addition to fabricating our own GaAs semiconductor components, we also outsource a portion of the semiconductor fabrication to a subcontractor foundry. We believe that outsourcing a portion of the fabrication allows us to achieve benefits. For example, outsourcing provides us with a redundant source of semiconductors. In addition, it allows us to better use our own facility by providing us with an increased ability to manage our in-house capacity. Further, the ability to outsource a portion of the fabrication allows us to recognize cost efficiencies that may be present to a greater degree in the independent subcontract fabrication facility.

     We have an arrangement with an independent subcontractor to assemble some of our GaAs-based subsystems to reduce manufacturing labor costs. Additionally, we use three third party vendors in Asia to package our GaAs semiconductor components. Although we strive to maintain more than one vendor for each process, this is not always possible due to volume and quality issues. To the extent that any of the vendors are not able to provide a sufficient level of service with an acceptable quality level, we could have difficulty meeting our delivery commitments which could seriously harm our business and operating results.

     We use our high frequency test expertise to test our high volume RFICs, power amplifier modules, and subsystem products. We believe our test process results in higher throughput, shorter cycle times and overall capacity control. Test equipment is commercially available and supports the need to scale capacity to meet increased demand. Internal test capability is also augmented with offshore subcontractors.

     We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. For example, our single-sourced components include millimeter wave components and semiconductor packages.

COMPETITION

     Our current and potential competitors include specialized manufacturers of RF and microwave signal processing components, large vertically integrated systems producers that manufacture their own GaAs components, and independent suppliers of silicon and GaAs integrated circuits that compete with our GaAs devices. Furthermore, we currently supply components to customers that are continuously evaluating whether to manufacture their own components or purchase them from outside sources. We expect significantly increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

     In the semiconductor product market, we compete primarily with ANADIGICS, Conexant Systems, RF Micro Devices, and TriQuint Semiconductor. In the area of wireless subsystems products, we compete primarily with EndWave, MTI (Taiwan), New Japan Radio Corporation, REMEC, SPC America and Telaxis. In the defense segment of the subsystems market, we compete primarily with CTT and Litton Industries.

     We believe that competition in our markets is based primarily on price, performance, sales force effectiveness, security of supply, the ability to support rapid development cycles, and design wins. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. We cannot assure you that we will be able to compete successfully with our existing or new competitors. If we are unable to compete successfully in the future, our business, operating results, and financial condition will be harmed.

GOVERNMENT REGULATION

     Our products are incorporated into wireless communications systems that are subject to various United States regulations and similar laws and regulations adopted by regulatory authorities in other countries. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making obsolete current products or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused in the past, and may cause in the future, the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may negatively affect the sale of our products to those customers.

PROPRIETARY RIGHTS

     Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. Although we have three U.S. patents, none of which are critical to our business, expiring from 2005 to 2008, we currently rely primarily on a combination of trade secrets, copyrights, trademarks and contractual rights to protect our intellectual property. To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ.

     The steps taken by us may be inadequate to deter misappropriation or impede third party development of our technology. In addition, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.

     From time to time, third parties have asserted exclusive patent, copyright and other intellectual property rights to technologies that are used in our business. We cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in any litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms or at all. For example, we recently received a letter from Rockwell International Corporation alleging that components supplied to us by a third party were manufactured by that third party using a process claimed in a Rockwell patent. These components were processed and tested by us for use by us as part of our InGaP HBT power amplifiers. The letter from Rockwell invited us to discuss a licensing assignment for Rockwell's patented technology. Rockwell's patent expired in January 2000 and prior to that time we had distributed for testing but had not sold products incorporating the third party supplied components. We are currently reviewing this matter but do not believe it will seriously harm our operating results or financial condition. If, however, Rockwell files suit in connection with our use of the third party supplied components, we cannot assure you that we will prevail. In addition, litigation would be costly and time consuming. Litigation, regardless of its outcome, could result in substantial cost and diversion of our resources. Any infringement claim or other litigation against or by us could seriously harm our business and operating results.

EMPLOYEES

     As of March 31, 2000, we had a total of 339 employees including 12 in marketing, sales and related customer support services, 55 in research and development, 251 in manufacturing and 21 in administration and finance. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California, which is leased through September 30, 2005. We also lease an additional 25,000 square foot building in Santa Clara, California to house our wireless subsystems manufacturing operation. We have two facilities in the United Kingdom which house design centers, a leased facility in Belfast, Northern Ireland and a building that we own in Lincoln, England. We believe our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on our business, operation results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock started trading on the NASDAQ National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the NASDAQ National Market System:

                       QUARTER ENDED                           HIGH      LOW
                       -------------                          ------    ------
FISCAL 1999
First Quarter...............................................  $12.13    $ 5.25
Second Quarter..............................................    6.63      3.63
Third Quarter...............................................    4.00      2.63
Fourth Quarter..............................................    6.69      2.75

FISCAL 2000
First Quarter...............................................  $ 6.63    $ 3.75
Second Quarter..............................................    7.50      4.75
Third Quarter...............................................   19.50      5.50
Fourth Quarter..............................................   81.00     16.50

     At April 28, 2000 there were approximately 211 shareholders of record. To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we have lines of credit which prohibit us from paying cash dividends without prior bank approval.

Recent Sales of Unregistered Securities

     We issued a total of 1,499,998 shares of common stock to institutional investors in a private placement that closed between February 4, 2000 and February 10, 2000. This issuance was not underwritten, and the net proceeds were approximately $25.3 million. These shares were subsequently registered on Form S-3 on February 25, 2000.

     The issuance of these shares was done in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     Summary Consolidated Financial Data

                                                     FISCAL YEARS ENDED MARCH 31,
                                            -----------------------------------------------
                                             1996      1997      1998      1999      2000
                                            -------   -------   -------   -------   -------
                                                 (in thousands, except per share data)
Net sales.................................  $37,724   $45,346   $56,317   $41,128   $48,211
Cost of goods sold........................   23,884    28,918    36,147    36,600    39,838
                                            -------   -------   -------   -------   -------
Gross profit..............................   13,840    16,428    20,170     4,528     8,373
Operating expenses:
  Research and development................    3,772     4,252     5,389     5,927     6,659
  Selling, general and administrative.....    6,115     6,802     8,784     8,488     8,868
                                            -------   -------   -------   -------   -------
     Total operating expenses.............    9,887    11,054    14,173    14,415    15,527
                                            -------   -------   -------   -------   -------
Income (loss) from operations.............    3,953     5,374     5,997    (9,887)   (7,154)
Interest and other income (expense),
  net.....................................     (244)      525       416       (92)      330
                                            -------   -------   -------   -------   -------
Income (loss) before income taxes.........    3,709     5,899     6,413    (9,979)   (6,824)
Provision (benefit) for income taxes......    1,433     2,243     2,422    (2,441)       --
                                            -------   -------   -------   -------   -------
Net income (loss).........................  $ 2,276   $ 3,656   $ 3,991   $(7,538)  $(6,824)
                                            =======   =======   =======   =======   =======
Basic net income (loss) per share.........  $  0.73   $  0.52   $  0.56   $ (1.04)  $ (0.88)
                                            =======   =======   =======   =======   =======
Diluted net income (loss) per share.......  $  0.38   $  0.50   $  0.54   $ (1.04)  $ (0.88)
                                            =======   =======   =======   =======   =======
Shares used in net income (loss) per share
  calculation(1):
  Basic...................................    3,107     7,017     7,126     7,265     7,736
  Diluted.................................    5,953     7,352     7,450     7,265     7,736

---------------------------
(1) See note 2 of notes to consolidated financial statements for a description of the computation of the number of shares and net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the financial statements and other financial information included in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those described under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

     We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in point to point and point to multipoint microwave radios, satellite transceivers and high capacity wireless SONET/SDH networks.

     Since our inception in 1984, we have supplied transceiver products to the defense industry. The U.S. military pioneered the use and funded the initial development of radio frequency, or RF, and microwave wireless transmission technology. RF and microwave transmission systems are well suited for military applications because higher frequency transmissions have shorter wavelengths, which afford greater accuracy for detection and guidance systems and allow for small lightweight transmission equipment.

     As government defense spending declined in the last decade, we began to transition our business to focus on transceivers and transceiver components for the commercial wireless communications market. These commercial products are built with the same technology and processes as the products we have historically made for the defense industry. All of our current defense business consists of repeat purchases of products that were designed in the past. We are not pursuing any new defense business that requires design effort, and, accordingly, we expect our net sales from our defense customers to continue to decline.

     A limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2000, sales to our top ten customers accounted for approximately 61% of net sales. Sales to Motorola accounted for approximately 15% of net sales, and sales to P-COM accounted for approximately 11% of net sales. During the fiscal year ended March 31, 1999, sales to our top ten customers accounted for approximately 56% of net sales while none of our customers accounted for more than 10% of net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. If we were to lose a major customer, or if orders by a major customer were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

     Our gross margins in any period are affected by a number of different factors. Gross margins for some of our products, primarily our semiconductor components, are strongly impacted by production volume. The fabrication and packaging of GaAs semiconductor components are highly complex and precise processes. Minute impurities, defects in the masks used to print circuits on a wafer, difficulties in the fabrication or packaging processes, or other factors could result in lower than expected production yields, which could adversely affect gross margins. Gross margins for our products are also affected by pricing pressure, market demand for lower cost products in commercial markets and adequate production volumes. Because gross margins on our products differ due to, among other things, the stage of the life cycles of the products, changes in product mix can impact gross margins in any particular time period. In addition, in the event that we are not able to adequately respond to pricing pressures, our current customers may decrease, postpone or cancel current or planned orders, and we might be unable to secure new customers. As a result, we may not be able to achieve desired production volumes or gross margins.

     In addition, average selling prices for our products generally fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. The average selling prices of a specific product also tend to decrease over that product's life. To offset these decreases, we rely primarily on obtaining design and yield improvements and corresponding cost reductions in the manufacture of existing products.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   64.2     89.0     82.6
                                                              -----    -----    -----
Gross profit................................................   35.8     11.0     17.4
Operating expenses:
  Research and development..................................    9.6     14.4     13.8
  Selling, general and administrative.......................   15.6     20.6     18.4
                                                              -----    -----    -----
     Total operating expenses...............................   25.2     35.0     32.2
                                                              -----    -----    -----
Income (loss) from operations...............................   10.6    (24.0)   (14.8)
Interest and other income (expense), net....................    0.7     (0.2)     0.7
                                                              -----    -----    -----
Income (loss) before income taxes...........................   11.3    (24.2)   (14.1)
Provision (benefit) for income taxes........................    4.3     (5.9)      --
                                                              -----    -----    -----
Net income (loss)...........................................    7.0%   (18.3)%  (14.1)%
                                                              =====    =====    =====

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     Net sales. Net sales increased 17% from $41.1 million in fiscal 1999 to $48.2 million in fiscal 2000. During fiscal 2000, net sales, excluding sales to defense customers, increased 66% over fiscal 1999 from $20.5 million to $34.1 million. Net sales to defense customers decreased 32% from $20.7 million in fiscal 1999 to $14.1 million in fiscal 2000, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

     Net sales of GaAs-based subsystems increased 63%, from $9.7 million in fiscal 1999 to $15.8 million in fiscal 2000, primarily because of increased sales of GaAs-based subsystems for point to point radios. GaAs semiconductor component sales increased 69% from $10.8 million in fiscal 1999 to $18.3 million in fiscal 2000. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets.

     Gross margin. Gross margin increased from 11% in fiscal 1999 to 17% in fiscal 2000. Gross margin was lower in fiscal 1999 because of decreased revenues, excess capacity and inventory write downs resulting from canceled orders. We had an increase in our quarterly shipment rate in the second half of fiscal 2000 that improved gross margin because of better utilization of capacity. During fiscal 2000, we transferred some of our subsystem assembly and test functions to a subcontractor in Asia and incurred related costs in fiscal 2000 for employee terminations, moving, training and other start up costs associated with this transfer.

     Research and development. Research and development expenses increased 14% from $5.9 million in fiscal 1999 to $6.7 million in fiscal 2000. This increase primarily reflects the hiring of additional personnel in the United States and the staffing of a new commercial product development and design center in the United Kingdom in January 2000.

     Selling, general and administrative. Selling, general and administrative expenses increased 5% from $8.5 million in fiscal 1999 to $8.9 million in fiscal 2000. This increase resulted primarily from increased commissions associated with higher sales levels.

     Interest and other income (expense). Interest and other income (expense), net, was $92,000 of expense in fiscal 1999 compared to $330,000 of income in fiscal 2000. The increase is primarily due to higher interest income because of higher cash balances generated by a private placement of common stock. Interest expense was also lower due to lower average debt balances.

     Provision (benefit) for income taxes. No tax provision or benefit was recorded in fiscal 2000. In fiscal 1999, we recorded an income tax benefit of $2.4 million to reflect income taxes recoverable from prior years. Due to our overall loss position, a valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss in fiscal 2000.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     Net sales. Net sales decreased 27% from $56.3 million in fiscal 1998 to $41.1 million in fiscal 1999. During fiscal 1999, net sales, excluding sales to defense customers, decreased 38% over fiscal 1998 from $32.9 million to $20.5 million. Net sales to defense customers decreased 12% from $23.4 million in fiscal 1998 to $20.7 million in fiscal 1999, primarily as a result of decreased government spending in defense programs for our type of products and continued competition in the defense industry.

     Net sales of subsystems decreased 37% from $48.3 million in fiscal 1998 to $30.3 million in fiscal 1999, primarily because a major customer cancelled a significant order as a result of a decline in demand for point to point radio networks. The decrease in subsystem sales was partially offset by 35% growth in semiconductor component sales, from $8.0 million in fiscal 1998 to $10.8 million in fiscal 1999. The increase in the semiconductor sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets.

     Gross margin. Gross margin decreased from 36% in fiscal 1998 to 11% in fiscal 1999 due to decreased revenues, excess capacity and significant inventory write downs resulting from the point to point radio order cancellation and from an OEM customer's decision to cancel a substantial order for GaAs semiconductor components in connection with this customer's termination of production of a mobile handset.

     Research and development. Research and development expenses increased 9% from $5.4 million in fiscal 1998 to $5.9 million in fiscal 1999, reflecting our continuing investment in product development, particularly for semiconductor products. The increase resulted primarily from expenses associated with the establishment of a design center in Northern Ireland.

     Selling, general and administrative. Selling, general and administrative expenses decreased 3% from $8.8 million in fiscal 1998 to $8.5 million in fiscal 1999. The decrease resulted from lower commissions on sales and reduced salary costs.

     Interest and other income (expense). Interest and other income (expense), net, was $416,000 of income in fiscal 1998 compared to $92,000 of expense in fiscal 1999. The decrease was primarily due to lower interest income because of lower cash balances, and increased interest expense due to debt resulting from the purchase of capital assets.

     Provision (benefit) for income taxes. In fiscal 1999, we recorded an income tax benefit of $2.4 million to reflect income taxes recoverable from prior years. In fiscal 1998, we recorded a provision for income taxes of $2.4 million, reflecting a tax rate of 38%.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly data for the eight quarters ended March 31, 2000, and this data expressed as a percentage of net sales for these quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                                                                      THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                      1998       1998        1998       1999       1999       1999        1999       2000
                                    --------   ---------   --------   --------   --------   ---------   --------   --------
                                                             (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
  OPERATIONS
DATA:
Net sales.........................  $10,196     $10,829    $10,004    $10,099    $10,188     $10,731    $11,822    $15,470
Cost of goods sold................   11,466       8,189      8,207      8,738      9,395       8,381     10,806     11,256
                                    -------     -------    -------    -------    -------     -------    -------    -------
Gross profit......................   (1,270)      2,640      1,797      1,361        793       2,350      1,016      4,214
Operating expenses:
  Research and development........    1,861       1,357      1,313      1,396      1,439       1,444      1,644      2,132
  Selling, general and
    administrative................    2,502       2,036      2,052      1,898      2,227       1,942      2,515      2,184
                                    -------     -------    -------    -------    -------     -------    -------    -------
    Total operating expenses......    4,363       3,393      3,365      3,294      3,666       3,386      4,159      4,316
                                    -------     -------    -------    -------    -------     -------    -------    -------
Income (loss) from operations.....   (5,633)       (753)    (1,568)    (1,933)    (2,873)     (1,036)    (3,143)      (102)
Interest and other income
  (expense), net..................       (6)        (31)       (26)       (29)        40          78         18        194
                                    -------     -------    -------    -------    -------     -------    -------    -------
Income (loss) before income
  taxes...........................   (5,639)       (784)    (1,594)    (1,962)    (2,833)       (958)    (3,125)        92
Benefit for income taxes..........   (2,143)       (298)        --         --         --          --         --         --
                                    -------     -------    -------    -------    -------     -------    -------    -------
Net income (loss).................  $(3,496)    $  (486)   $(1,594)   $(1,962)   $(2,833)    $  (958)   $(3,125)   $    92
                                    =======     =======    =======    =======    =======     =======    =======    =======
Basic net income (loss) per
  share...........................  $ (0.48)    $ (0.07)   $ (0.22)   $ (0.27)   $ (0.38)    $ (0.13)   $ (0.42)   $  0.01
                                    =======     =======    =======    =======    =======     =======    =======    =======
Diluted net income (loss) per
  share...........................  $ (0.48)    $ (0.07)   $ (0.22)   $ (0.27)   $ (0.38)    $ (0.13)   $ (0.42)   $  0.01
                                    =======     =======    =======    =======    =======     =======    =======    =======
Shares used in net income (loss)
  per share calculation:
  Basic...........................    7,210       7,212      7,270      7,370      7,381       7,427      7,464      8,671
  Diluted.........................    7,210       7,212      7,270      7,370      7,381       7,427      7,464      9,678
AS A PERCENTAGE OF NET SALES:
Net sales.........................    100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%
Cost of goods sold................    112.5        75.6       82.0       86.5       92.2        78.1       91.4       72.8
                                    -------     -------    -------    -------    -------     -------    -------    -------
  Gross profit....................    (12.5)       24.4       18.0       13.5        7.8        21.9        8.6       27.2
Operating expenses:
  Research and development........     18.3        12.5       13.1       13.8       14.1        13.5       13.9       13.8
  Selling, general and
    administrative................     24.5        18.8       20.5       18.8       21.9        18.1       21.3       14.1
                                    -------     -------    -------    -------    -------     -------    -------    -------
    Total operating expenses......     42.8        31.3       33.6       32.6       36.0        31.6       35.2       27.9
                                    -------     -------    -------    -------    -------     -------    -------    -------
Income (loss) from operations.....    (55.3)       (6.9)     (15.6)     (19.1)     (28.2)       (9.7)     (26.6)      (0.7)
Interest and other income
  (expense), net..................     (0.0)       (0.3)      (0.3)      (0.3)       0.4         0.7        0.2        1.3
                                    -------     -------    -------    -------    -------     -------    -------    -------
Income (loss) before income
  taxes...........................    (55.3)       (7.2)     (15.9)     (19.4)     (27.8)       (9.0)     (26.4)       0.6
Benefit for income taxes..........    (21.0)       (2.8)        --         --         --          --         --         --
                                    -------     -------    -------    -------    -------     -------    -------    -------
Net income (loss).................    (34.3)%      (4.4)%    (15.9)%    (19.4)%    (27.8)%      (9.0)%    (26.4)%      0.6%
                                    =======     =======    =======    =======    =======     =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of March 31, 2000, we had $8.7 million of cash and cash equivalents, $18.0 million of short-term investments and $42.0 million of working capital. In February 2000, we issued 1.5 million shares of common stock to institutional investors and received net proceeds of approximately $25.3 million.

     Net cash used in operating activities was $1.1 million in fiscal 1998, $3.2 million in fiscal 1999 and $2.8 million in fiscal 2000. The increase in cash used in operating activities in fiscal 1999 and fiscal 2000 was primarily due to net losses for both years that were the result of lower levels of sales activity.

     Net cash used in investing activities was $3.4 million in fiscal 1998, $488,000 in fiscal 1999 and $16.6 million in fiscal 2000. Net cash used in investing activities in fiscal 1998 and 1999 relates primarily to purchases of capital equipment. In fiscal 2000, we purchased $4.5 million of capital equipment and made net purchases of $12.1 million of short-term investments.

     Net cash provided by financing activities was $1.5 million in fiscal 1998, $1.4 million in fiscal 1999 and $26.4 million in fiscal 2000. We financed $1.0 million of equipment purchases through long-term debt for both fiscal years 1998 and 1999. We raised approximately $25.3 million in a private placement of common stock and received $2.0 million from the purchase of common stock under our stock plans.

     On October 25, 1999, we renewed our Master Loan Agreement which will expire October 31, 2000. Under that agreement, we have available credit facilities, consisting of a line of credit and letters of credit, of up to $6.0 million, subject to a borrowing base test related to our accounts receivable. As of March 31, 2000, we had no balance outstanding under our line of credit. Borrowings under the line of credit bear interest at the bank's reference rate (9% per annum as of March 31, 2000) plus 0.5%. Additionally, we had $725,000 in outstanding letters of credit, leaving a balance of up to $5.3 million available under the credit facility as of March 31, 2000. The credit facilities are secured by our assets.

     Under the Master Loan Agreement, we have two term loans outstanding, which expire in March and November 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of March 31, 2000, we had borrowings of $889,000 outstanding against the term loans. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.

     We believe our current cash resources, combined with cash generated from operations and borrowings available both from our line of credit and available equipment leasing sources should be sufficient to meet our liquidity requirements through at least the next year.

RECENTLY ISSUED PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 should have no material effect on our financial position or results of operations.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND WE EXPECT THESE FLUCTUATIONS TO CONTINUE. IF OUR RESULTS ARE WORSE THAN EXPECTED, OUR STOCK PRICE COULD FALL.

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

  - the timing, cancellation or delay of customer orders or shipments;

  - the mix of products that we sell;

  - our ability to secure manufacturing capacity and effectively utilize the capacity;

  - the availability and cost of components;

  - GaAs semiconductor component and GaAs-based subsystem failures and associated support costs;

  - variations in our manufacturing yields related to our GaAs semiconductor components;

  - the timing of our introduction of new products and the introduction of new products by our competitors;

  - market acceptance of our products;

  - variations in average selling prices of our products; and

  - changes in our inventory levels.

     Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during fiscal 1999, a number of our GaAs semiconductor components and GaAs-based subsystems contracts were either terminated or delayed and our net sales declined substantially. We cannot assure you that additional customers will not terminate contracts, that customer orders will not be delayed, or that customers will ever reinstate orders under contracts which have been delayed. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

     Due to fluctuations in our net sales and operating expenses, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could decline.

WE MAY NOT EFFECTIVELY MANAGE POSSIBLE FUTURE GROWTH.

     The wireless communication industry's rapid growth has caused our business to expand in size and complexity at a pace we have not encountered in the past. The recent expansion of our customer base and product line has placed significant demands on our management and operations. In addition, our business has shifted recently to rely more upon the commercial mobile handset and infrastructure markets and less on the defense industry. Our systems, procedures or controls may not be adequate to support these increased demands and shifts in market emphasis. We may not be able to achieve the rapid expansion necessary to meet our current orders. For example, a significant portion of our approximately $65 million backlog as of March 31, 2000 represents orders whose requested shipment dates have passed, some by more than six months. If we cannot successfully manufacture our products in the future at volumes, yields or cost levels necessary to meet our customers' needs, we may lose customers and our net sales will suffer. We do not know if we will be able to manage our future growth and increasing emphasis on the mobile handset and infrastructure markets and customers, and the failure to do so could seriously harm our business.

OUR MANUFACTURING CAPACITY AND OUR ABILITY TO INCREASE SALES VOLUME IS DEPENDENT ON THE SUCCESSFUL HIRING OF SUFFICIENT DESIGN, ASSEMBLY AND TEST PERSONNEL AND OUR ABILITY TO INSTALL CRITICAL ASSEMBLY AND TEST EQUIPMENT ON A TIMELY BASIS.

     Our ability to satisfy our current backlog and any additional orders we may receive in the future will depend on our ability to successfully hire or contract for additional design engineers, assembly and test personnel. Our design engineers reside at our headquarters in Santa Clara, California and at our two design centers in the United Kingdom. We contract with third parties located primarily in Asia for many of our assembly and test requirements. Our need to successfully hire, contract, train and manage these personnel will intensify further if our production volumes are required to increase significantly from expected levels. Demand for people with these skills is intense and we cannot assure you that we will be successful in hiring and contracting for sufficient personnel with these critical skills. Our business has been harmed in the past by our inability to retain people with these critical skills, and we cannot assure you that similar problems will not reoccur. For example, in 1997 we experienced manufacturing capacity constraints which resulted from our inability to hire a sufficient number of test personnel. We also lost an order from a major customer in fiscal 2000 due to a shortage we experienced in design engineers.

     Our ability to increase manufacturing capacity also depends on our ability to install additional assembly and test equipment at our Santa Clara facility and at our Asian subcontractors' facilities on a timely basis. We rely on third party providers of this equipment to deliver and install it on a timely basis. If there is a delay in the delivery and installation of this equipment, our planned increased production capacity will be reduced or delayed. This could result in delayed or lost sales to customers, adversely affect our customer relationships and harm our business.

OUR IN-HOUSE FOUNDRY CAPACITY IS LIMITED. IF WE ARE UNABLE TO MANUFACTURE A SUFFICIENT NUMBER OF GAAS SEMICONDUCTOR COMPONENTS AT OUR IN-HOUSE FOUNDRY AND THROUGH THIRD PARTY FOUNDRY RELATIONSHIPS TO MEET OUR PRODUCTION NEEDS, WE WOULD BE UNABLE TO SATISFY CUSTOMER DEMAND FOR OUR PRODUCTS AND OUR BUSINESS WOULD SUFFER.

     We currently operate our own foundry located in Santa Clara, California to produce GaAs semiconductor components for sale as well as for use in our GaAs-based subsystems products. Our foundry does not have sufficient capacity to meet anticipated customer demand for our GaAs semiconductor components and GaAs-based subsystems. We plan to expand the capacity of our foundry and currently expect that the expansion will be completed during calendar 2000. If the expansion is not completed on a timely basis, we may not be able to meet our planned production requirements which could result in a loss of customers and sales which would harm our business.

     Even if our planned expansion is successfully completed, our in-house capacity will not be sufficient by itself to satisfy anticipated demand and our growth objectives. Accordingly, in order to meet increasing customer demand, we entered into an arrangement in February 2000 with a third party foundry located in Los Angeles, California. However, our production requests are submitted on a purchase order basis and we do not have a formal agreement with this third party foundry that obligates it to accept our production requests. If this foundry does not deliver to us the GaAs semiconductor components we request in a timely manner at acceptable yields, we would not be able to satisfy customer demand for our products on a timely basis. In addition, our use of this third party foundry can be subject to approval by our customers. If our customers do not approve of the use of this foundry, we may not be able to fulfill their orders for our products.

     We anticipate that we may have to enter into additional arrangements with independent foundries to meet our future production requirements. We anticipate these future arrangements may require us to enter into agreements that may include:

  - contracts that commit us to purchase specified quantities at specified prices over extended periods;

  - option payments, non-refundable deposits, loans or other prepayments; or

  - joint ventures or other strategic partnerships with foundries.

     Qualifying a new foundry can take six months or longer. We may not be able to make any such arrangements in a timely fashion or at all, and these arrangements, if any, may not be favorable to us. Our increasing reliance on third party foundries means we have less control over delivery schedules, manufacturing yields and costs. Our relationship with outside foundries will also require us to successfully manage and coordinate our production through third parties over which we have limited or no control. If we are not successful in effectively managing and coordinating our in-house manufacturing capabilities with the independent foundries, our integrated component production could be disrupted and fail to meet our requirements which could severely harm our business.

THE VARIABILITY OF OUR MANUFACTURING YIELDS MAY AFFECT OUR GROSS MARGINS.

     The success of our business depends largely on our ability to produce our products efficiently through a manufacturing process that results in a large number of usable products, or yields, from any particular production run. In the past we have experienced significant delays in our product shipments due to lower than expected production yields. Due to the rigid technical requirements for our products and manufacturing processes, our production yields can be negatively affected for a variety of reasons, some of which are beyond our control. For instance, yields may be reduced by:

  - defects in masks which are used to transfer circuit patterns onto wafers;

  - impurities in materials used;

  - contamination of the manufacturing environment; and

  - equipment failures.

     Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. We cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

WE DEPEND ON A SMALL NUMBER OF ORIGINAL EQUIPMENT MANUFACTURERS AS CUSTOMERS. IF WE LOSE ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ONE OF OUR KEY CUSTOMERS DECREASE, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED.

     A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2000, sales to our top ten customers accounted for approximately 61% of our net sales. Motorola accounted for approximately 15% of our net sales and P-COM accounted for approximately 11% of our net sales during fiscal 2000. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. In addition, the mix of our major customers has shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in fiscal 1999, our net sales were adversely affected when a major customer cancelled a significant order as a result of a decline in demand for point to point radio networks.

OUR BACKLOG MAY NOT RESULT IN SALES.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of March 31, 2000, our backlog was approximately $65 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. A significant portion of our backlog as of March 31, 2000 represents orders whose requested shipment dates have passed, some by more than six months. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

     Of our current backlog, approximately 28% is attributable to orders received from one customer. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

WE DEPEND ON SINGLE AND LIMITED SOURCES FOR KEY COMPONENTS. IF WE LOSE ONE OR MORE OF THESE SOURCES, DELIVERY OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED AND OUR BUSINESS COULD SUFFER.

     We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. For example, our single-sourced components include millimeter wave components and semiconductor packages. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships and could harm our business.

WE DEPEND HEAVILY ON OUR KEY MANAGERIAL AND TECHNICAL PERSONNEL. IF WE CANNOT ATTRACT AND RETAIN PERSONS FOR OUR CRITICAL MANAGEMENT AND TECHNICAL FUNCTIONS WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     Our success depends in significant part upon the continued service of our key technical, marketing, sales and senior management personnel and our continuing ability to attract and retain highly qualified technical, marketing, sales and managerial personnel. In particular, we have experienced and continue to experience difficulty attracting and retaining qualified engineers, which has harmed our ability to meet some GaAs-based subsystem orders in a timely manner. Competition for these kinds of experienced personnel is intense, and we cannot assure you that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our failure to attract, assimilate or retain key personnel could significantly harm our business, operating results and financial condition.

OUR BUSINESS WILL BE HARMED IF POTENTIAL CUSTOMERS DO NOT USE GALLIUM ARSENIDE COMPONENTS.

     Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are evaluating these silicon technologies and, in particular, silicon germanium versus gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our gallium arsenide products because of:

  - unfamiliarity with designing systems with gallium arsenide products;

  - concerns related to relatively higher manufacturing costs and lower yields; and

  - uncertainties about the relative cost effectiveness of our products compared to high performance silicon components.

     In addition, potential customers may be reluctant to rely on a smaller company like us for critical components. We cannot be certain that prospective customers will design our products into their systems, that current customers will continue to integrate our components into their systems or that gallium arsenide technology will continue to achieve widespread market acceptance.

WE NEED TO KEEP PACE WITH RAPID PRODUCT AND PROCESS DEVELOPMENT AND TECHNOLOGICAL CHANGES TO BE COMPETITIVE.

     We compete in markets with rapidly changing technologies, evolving industry standards and continuous improvements in products. To be competitive we will need to continually improve our products and keep abreast of new technology. For example, our ability to grow will depend substantially on our ability to continue to apply our GaAs semiconductor components and GaAs-based subsystems processing expertise to existing and emerging wireless communications markets. New process technologies could be developed that have characteristics that are superior to our current processes. If we are unable to develop competitive processes or design products using new technologies, our business and operating results will suffer. We cannot assure you that we will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards. Any significant delays in our development, introduction or shipment of products could seriously harm our business, operating results and financial condition.

BECAUSE MANY OF OUR EXPENSES ARE FIXED, OUR EARNINGS WILL DECLINE IF WE DO NOT MEET OUR PROJECTED SALES.

     Our business requires us to invest heavily in manufacturing equipment and a related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, as our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. If future demand does not materialize or if our net sales decline, we may continue to incur many of these manufacturing related costs causing our results to suffer. For instance, during fiscal 1999, we experienced two major customer order cancellations. These cancellations caused net sales to decline faster than our ability to reduce our costs and contributed to our net loss for that year. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

DECREASES IN OUR CUSTOMERS' SALES VOLUMES COULD RESULT IN DECREASES IN OUR SALES VOLUMES.

     A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer's product, our sales volumes depend upon the commercial success of the original equipment manufacturer's product. Sales of our major customers' products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers' products. For example, in 1999, our operating results were adversely affected when a major customer experienced a reduction in anticipated demand for point to point networks.

OUR PRODUCTS MAY NOT PERFORM AS DESIGNED AND MAY HAVE ERRORS OR DEFECTS THAT COULD RESULT IN A DECREASE IN NET SALES OR LIABILITY CLAIMS AGAINST US.

     Our customers establish demanding specifications for product performance and reliability. Our standard product warranty period is one year. Problems may occur in the future with respect to the performance and reliability of our products in conforming to customer specifications. If these problems do occur, we could experience increased costs, delays in or reductions, cancellations or rescheduling of orders and shipments, product returns and discounts, and product redesigns, any of which would have a negative impact on our business, operating results and financial condition. In addition, errors or defects in our products may result in legal claims that could damage our reputation and our business, increase our expenses and impair our operating results.

THE SALES CYCLE OF OUR PRODUCTS IS LENGTHY AND THE LIFE CYCLE OF OUR PRODUCTS IS SHORT, MAKING IT DIFFICULT TO MANAGE OUR INVENTORY EFFICIENTLY.

     Most of our products are components in mobile handsets or wireless subsystem infrastructure equipment. The sales cycle associated with our products is typically lengthy, and can be as long as two years, due to the fact that our customers conduct significant technical evaluations of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from us and our customers to ensure that our product designs are fully qualified to perform with the customers' equipment. The qualification process may result in the cancellation or delay of anticipated product shipments, thereby harming our operating results.

     In addition, our inventory can rapidly become out of date due to the short life cycle of the end products which incorporate our products. For example, the life cycle of mobile handsets has been and is expected to continue to be relatively short with models, features and functionality evolving rapidly. In fiscal 1999, we wrote off out of date inventory when one of our customers stopped producing the mobile handset that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out of date inventory levels if our customers' products evolve more rapidly than anticipated or if demand for a product does not materialize.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN THE LOSS OF CUSTOMERS OR AN INABILITY TO ATTRACT NEW CUSTOMERS.

     We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include ANADIGICS, Conexant Systems, CTT, EndWave, Litton Industries, MTI (Taiwan), New Japan Radio Corporation, REMEC, RF Micro Devices, SPC America, Telaxis, and TriQuint Semiconductor. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

  - the willingness of our customers to incorporate our products into their products;

  - product quality, performance and price;

  - the effectiveness of our sales and marketing personnel;

  - the ability to rapidly develop new products with desirable features;

  - the ability to produce and deliver products that meet our customers' requested shipment dates;

  - the capability to evolve as industry standards change; and

  - the number and nature of our competitors.

     We cannot assure you that we will be able to compete successfully with our existing or new competitors. If we are unable to compete successfully in the future, our business, operating results and financial condition will be harmed.

WE EXPECT OUR PRODUCTS TO EXPERIENCE RAPIDLY DECLINING AVERAGE SALES PRICES, AND IF WE DO NOT DECREASE COSTS OR DEVELOP NEW OR ENHANCED PRODUCTS, OUR MARGINS WILL SUFFER.

     In each of the markets where we compete, average sales prices of established products have significantly declined in the past. We anticipate that prices will continue to decline and negatively impact our gross profit margins. Accordingly, to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be seriously harmed.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

     We are subject to a variety of federal, state and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other hazardous chemicals used in our manufacturing process. Our failure to comply with present or future regulations could result in fines being imposed on us, suspension of our production or a cessation of our operations. The regulations could require us to acquire significant equipment or to incur substantial other expenses in order to comply with environmental regulations. Any past or future failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to future liabilities and could cause our business, operating results and financial condition to suffer. In addition, under some environmental laws and regulations we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, OR IF IT WERE DETERMINED THAT WE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR ABILITY TO COMPETE IN THE MARKET MAY BE IMPAIRED.

     Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing the intellectual property rights of other parties. Although there are no pending lawsuits against us, from time to time we have been notified in the past and may be notified in the future that we are infringing another party's intellectual property rights. For example, we recently received a letter from Rockwell International Corporation alleging that components supplied to us by a third party were manufactured by that third party using a process claimed in a Rockwell patent. These components were processed and tested by us for use by us as part of our InGaP HBT power amplifiers. The letter from Rockwell invited us to discuss a licensing assignment for Rockwell's patented technology. Rockwell's patent expired in January 2000 and prior to that time we had distributed for testing but had not sold products incorporating the third party supplied components. We are currently reviewing this matter but do not believe it will seriously harm our operating results or financial condition. If, however, Rockwell files suit in connection with our use of the third party supplied components, we cannot assure you that we will prevail. In addition, litigation would be costly and time consuming.

     In the event of any adverse determination of litigation alleging that our products infringe the intellectual property rights of others, we may be unable to obtain licenses on commercially reasonable terms, if at all. If we were unable to obtain necessary licenses, we could incur substantial liabilities and be forced to suspend manufacture of our products. Litigation arising out of infringement claims could be costly and divert the effort of our management and technical personnel.

     In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

     In addition, to retain our intellectual property rights we may be required to seek legal action against infringing parties. This legal action may be costly and may result in a negative outcome. An adverse outcome in litigation could subject us to significant liability to third parties, could put our patents at risk of being invalidated or narrowly interpreted and could put our patent applications at risk of not issuing. If we are not successful in protecting our intellectual property our business will suffer.

OUR CUSTOMERS' FAILURE TO ADHERE TO GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS.

     A significant portion of our products are integrated into the wireless communications subsystems of our clients. These subsystems are regulated domestically by the Federal Communications Commission and internationally by other government agencies. With regard to equipment in which our products are integrated, it is typically our customers' responsibility, and not ours, to ensure compliance with governmental regulations. Our net sales will be harmed if our customers' products fail to comply with all applicable domestic and international regulations.

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS WHICH MAY HARM OUR BUSINESS.

     In fiscal 2000, sales from international customers accounted for 22% of our net sales. In fiscal 1999, sales from international customers accounted for 21% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

  - the need for export licenses;

  - unexpected changes in regulatory requirements;

  - tariffs and other potential trade barriers and restrictions;

  - reduced protection for intellectual property rights in some countries;

  - fluctuations in foreign currency exchange rates;

  - the burdens of complying with a variety of foreign laws;

  - the impact of recessionary or inflationary environments in economies outside the United States; and

  - generally longer accounts receivable collection periods.

     We are also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our international operations. Potential markets for our products exist in developing countries that may deploy wireless communications networks. These countries may decline to construct wireless communications networks, experience delays in the construction of these networks or use the products of one of our competitors to construct their networks. As a result, any demand for our products in these countries will be similarly limited or delayed. If we experience significant disruptions to our international sales, our business, operating results and financial condition could be harmed.

ANTITAKEOVER PROVISIONS COULD AFFECT THE PRICE OF OUR COMMON STOCK.

     The ability of our board of directors to issue preferred stock at any time with rights preferential to those of our common stock and the presence of our shareholder rights plan may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. The practical effect of these provisions is to require a party seeking control of our company to negotiate with our board, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

YOU WILL BE RELYING ON THE JUDGMENT OF OUR MANAGEMENT REGARDING OUR USE OF PROCEEDS.

     We expect to use a portion of the net proceeds from our sale of common stock for working capital and other general corporate purposes, for the purchase of capital equipment relating to our planned increase in manufacturing capacity and for potential acquisitions of technologies, product lines or businesses. Conse-quently, our management will have significant flexibility in applying the net proceeds of this offering and will have the ability to change the application of the proceeds of this offering without shareholder approval.

THE VOLATILITY OF OUR STOCK PRICE COULD AFFECT YOUR INVESTMENT IN OUR STOCK.

     The market price of our stock has fluctuated widely. Between January 1, 1999 and March 31, 2000, the sales price of our common stock fluctuated from a low of $2.88 per share to a high of $85.25 per share. The current market price of our common stock may not be indicative of future market prices and we may not be able to sustain or increase the value of your investment in our common stock.

WE MAY NEED ADDITIONAL CAPITAL THAT WE MAY NOT BE ABLE TO OBTAIN, WHICH COULD PREVENT US FROM CARRYING OUT OUR BUSINESS STRATEGY.

     We currently anticipate that our available cash resources, cash generated from operations and borrowings available from both our line of credit and available equipment leasing sources, combined with the net proceeds from this offering should be sufficient to fund our operating needs for at least the next year. At some point in the future, however, we may be required to raise additional financing in an amount that we cannot determine at this time. In that event, we would likely raise funds through public or private debt or equity financings.

     If funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through bank credit facilities or the issuance of debt securities, the holder of this indebtedness would have rights senior to the rights of the holders of our common stock and the terms of this indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms as needed, we may not be able to continue to fund our operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest Rate Risk

     At March 31, 2000, our cash equivalents and short-term investments consisted primarily of high grade fixed income securities of short-term maturity. We maintain a strict investment policy which ensures the safety and preservation of our invested funds by limiting default risk and reinvestment risk. The securities held are subject to interest rate fluctuations and may decline in value when interest rates change. However, the short-term maturity of all securities removes any material risk, and in the opinion of management, no material impact could result in our financial results due to these holdings.

Foreign Currency Exchange Risk

     The current foreign exchange exposure in all international operations is deemed to be immaterial since all of our net sales and the majority of liabilities are receivable and payable in U.S. dollars. A 10% change in exchange rates would not be material to our financial condition and results from operations. Accordingly, we do not use derivative financial instruments to hedge against foreign exchange exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14(a)1, of Part IV of this Form 10-K and in the records at the Security and Exchange Commission (Edgar Data Base).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE BOARD

               NAME                 AGE                        POSITION
               ----                 ---                        --------
Tamer Husseini....................  57     Chairman, President and Chief Executive Officer
Margaret E. Smith.................  52     Vice President, Finance and Chief Financial
                                           Officer
William W. Hoppin.................  37     Vice President, Sales and Marketing
Gary J. Policky...................  58     Vice President, Engineering and Chief Technical
                                           Officer
Richard G. Finney.................  50     Vice President, Subsystem Division
Perry A. Denning..................  53     Vice President, Semiconductor Division
Frank Sasselli....................  43     Vice President
Robert J. Gallagher(1)............  56     Director
Thomas W. Hubbs(1)................  55     Director
William D. Rasdal(2)..............  66     Director
Charles P. Waite(2)...............  70     Director

-------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

     Tamer Husseini, a founder of our company, has served as our Chairman of the Board, President and Chief Executive Officer since our organization in 1984. Prior to founding our company, Mr. Husseini was employed by Granger Associates, a telecommunications company, as Vice President from 1982 until 1984. Before joining Granger Associates, Mr. Husseini was employed by Avantek, Inc., a manufacturer of integrated circuits and components for wireless communications applications and now a division of Hewlett-Packard Company, from 1972 until 1982, most recently as General Manager of the Microwave Transistor Division.

     Margaret E. Smith joined us in November 1989 as Controller and served as Vice President, Finance and Chief Financial Officer from January 1994 until December 1998. After a brief departure, Ms. Smith rejoined us in November 1999, again as Vice President, Finance and Chief Financial Officer. Prior to joining us, Ms. Smith was employed by Avantek from 1980 until September 1989 where she served most recently as a Divisional Controller.

     William W. Hoppin joined us in 1985 as a design engineer and has been our Vice President, Sales and Marketing since April 1997. From January 1995 to April 1997, he was director of semiconductor sales. Prior to joining us, Mr. Hoppin received a Bachelor of Science in Electrical Engineering from Cornell University.

     Gary J. Policky, a founder of our company, has served as Vice President, Signal Processing Operations since our organization in 1984. In 1997, Mr. Policky was appointed Vice President, Engineering and Chief Technical Officer. Prior to founding our company, Mr. Policky was employed from 1969 until 1984 at Avantek as Engineering Manager of Microwave Components and Amplifiers.

     Richard G. Finney joined us in 1985 as Director of Manufacturing and has served as Vice President, Manufacturing from January 1996 to 1997. In 1997, Mr. Finney was appointed Vice President, Subsystem Division. Prior to joining us, Mr. Finney was employed by Loral, Western Operations in 1984 as Director of Operations. Before joining Loral, Western Operations, Mr. Finney was employed by Avantek from 1974 to 1984, most recently as a manufacturing manager.

     Perry A. Denning joined us in July 1997 as Vice President, Semiconductor Division. Prior to joining us, Mr. Denning was employed by Monolithic Systems Technology, Inc. as the Vice President of Operations. Before joining Monolithic Systems, Mr. Denning worked for 13 years for VLSI Technology, Inc. where he started all of its wafer manufacturing operations and managed its foundry relations with Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor. Prior to VLSI, Mr. Denning worked 13 years for Texas Instruments where he was responsible for multiple high volume manufacturing facilities.

     Frank Sasselli joined us in April 1992 as Director of Engineering and has held various positions here. He was appointed Vice President in July 1999. Prior to joining us, Mr. Sasselli was employed by Spectrian from 1987 to 1992 as Director of Engineering. Before joining Spectrian, Mr. Sasselli was employed by Avantek from 1979 to 1987, most recently as an engineering manager.

     Robert J. Gallagher was appointed to our Board of Directors in October 1998. Since 1983, Mr. Gallagher has been employed by Acuson Corporation, a manufacturer of medical ultrasound imaging systems. Mr. Gallagher joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer, became Executive Vice President in March 1991, was Chief Operating Officer from January 1994 until March 1999, and was President of Acuson from May 1995 until November 1997, when he was appointed Vice Chairman of the Board. He retired as Chief Operating Officer in March 1999, but remained Senior Vice President until February 2000. In February 2000, Mr. Gallagher again became President and Chief Operating Officer of Acuson. Mr. Gallagher also serves on the Board of Directors of Lumisys Inc.

     Thomas W. Hubbs was appointed to our Board of Directors in June 1998. Since November 1998, Mr. Hubbs has been employed by interWAVE Communications International, Ltd., a developer of distributed systems architecture for wireless communications. Mr. Hubbs was a consultant at interWAVE from November 1998 to June 1999, and in July 1999, he became the Executive Vice President and Chief Financial Officer there. From April 1998 to October 1998, Mr. Hubbs served as Senior Vice President and Chief Financial Officer of Walker Interactive Systems, Inc., a developer of financial applications software products. From December 1995 to April 1998, Mr. Hubbs served as Senior Vice President and Chief Financial Officer of interWAVE. From 1987 to 1995, Mr. Hubbs served as Vice President and Chief Financial Officer of VeriFone, Inc.

     William D. Rasdal has served on our Board of Directors since our organization in 1984. Until June 1998, Mr. Rasdal served as Chairman of the Board and Chief Executive Officer of SymmetriCom, Inc., a position he held since 1989, and continues to serve on SymmetriCom's Board of Directors. Mr. Rasdal joined SymmetriCom in 1985 as President and Chief Executive Officer. Prior to his employment with SymmetriCom, Mr. Rasdal was employed by Granger Associates as President and Chief Operating Officer. Prior to his employment with Granger Associates, Mr. Rasdal served as Vice President and General Manager of Avantek's Microwave Integrated Circuit and Semiconductor Operations. Mr. Rasdal also serves on the Board of Directors of Advanced Fibre Communications, Inc.

     Charles P. Waite has served on our Board of Directors since our organization in 1984. He has been with Greylock, a venture capital firm, since 1966 and is currently a special limited partner and director. Mr. Waite also serves on the Board of Directors of Teltone Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation earned in the last three fiscal years by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2000 (together, the "Named Officers").

                                                                           LONG TERM
                                                                          COMPENSATION
                                                    ANNUAL COMPENSATION      AWARDS
                                                    -------------------    SECURITIES     ALL OTHER
                                                     SALARY     BONUS      UNDERLYING    COMPENSATION
        NAME AND PRINCIPAL POSITION          YEAR     ($)        ($)       OPTIONS(#)        ($)
        ---------------------------          ----   --------   --------   ------------   ------------
Tamer Husseini.............................  2000    343,824         --       50,000          6,753(1)
  Chairman of the Board                      1999    302,187         --       55,000          9,793
  President and CEO                          1998    249,225     97,000           --          9,966
Richard G. Finney..........................  2000    170,296     10,000       15,000          1,746(1)
  Vice President, Subsytems                  1999    170,907         --       25,000         11,127
  Division                                   1998    170,775     38,000           --          5,287
William W. Hoppin..........................  2000    141,617     10,000           --          1,594(1)
  Vice President, Sales and                  1999    140,005     21,069      115,000          1,492
  Marketing                                  1998    140,005     14,999           --          1,162
Perry A. Denning...........................  2000    162,199     10,000       15,000         11,986(1)
  Vice President,                            1999    170,627         --       70,000          9,036
  Semiconductor Division                     1998    117,697     50,000           --          3,918
Gary J. Policky............................  2000    164,985         --           --         13,282(1)
  Vice President, Engineering                1999    173,659         --       22,500         15,796
  and Chief Technical Officer                1998    169,613     30,000           --         10,400

---------------
(1) Represents premiums paid on term life insurance, supplemental accidental death and dismemberment insurance, medical reimbursement insurance and 401(k) Plan contributions.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding the stock options granted during Fiscal 2000 to each of the Named Officers. No stock appreciation rights were granted to the Named Officers during Fiscal 2000.

                                             INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE VALUE
                        ------------------------------------------------------------      AT ASSUMED ANNUAL RATE
                        NUMBER OF       % OF TOTAL                                                  OF
                        SECURITIES       OPTIONS                                         STOCK PRICE APPRECIATION
                        UNDERLYING      GRANTED TO                                          FOR OPTION TERM(4)
                         OPTIONS       EMPLOYEES IN     EXERCISE PRICE    EXPIRATION    --------------------------
         NAME            GRANTED      FISCAL YEAR(1)     PER SHARE(2)      DATE(3)         5%               10%
         ----           ----------    --------------    --------------    ----------    ---------        ---------
Tamer Husseini........    50,000           11.0%            $4.00          03/31/09     $125,779         $318,748
Perry A. Denning......    15,000            3.3              4.00          03/31/09       37,734           95,625
Richard G. Finney.....    15,000            3.3              4.00          03/31/09       37,734           95,625

---------------
(1) Based on total of 453,500 shares granted to all employees in Fiscal 2000.

(2) The exercise price is equal to the closing price of the Company's Common Stock on the date of grant.

(3) Options may terminate before their expiration date if the optionee's status as an employee or consultant is terminated or upon optionee's death.

(4) Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the deemed fair market value are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     The following table provides information with respect to option exercises in Fiscal 2000 by the Named Officers and the value of such officers' unexercised options at the close of business on March 31, 2000 (the last market trading day prior to the end of Fiscal 2000).

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                           OPTIONS AT FISCAL YEAR         IN-THE-MONEY OPTIONS AT
                         SHARES                                    END(#)                  FISCAL YEAR END($)(2)
                       ACQUIRED ON        VALUE         ----------------------------    ----------------------------
        NAME           EXERCISE(#)    REALIZED($)(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----           -----------    --------------    -----------    -------------    -----------    -------------
Tamer Husseini.......         0         $        0        76,457          51,043        $4,485,210      $3,002,290
William W. Hoppin....    10,000            360,000        64,997          65,003         3,784,827       3,745,798
Richard G. Finney....         0                  0        30,209          19,375         1,772,045       1,134,766
Gary J. Policky......         0                  0        15,729           6,771           906,384         390,179
Perry A. Denning.....    47,047          1,825,532         7,013          30,940           405,140       1,801,199

---------------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the date of exercise, minus the exercise price.

(2) Market value of underlying securities based on the closing price of $63.25 of the Company's Common Stock on March 31, 2000, minus the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership by Principal Shareholders and Management

     The following table sets forth the beneficial ownership of Common Stock of the Company as of April 30, 2000, by (i) all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the Company's Chief Executive Officer, (iii) the four most highly compensated executive officers other than the Chief Executive Officer, (iv) each director and (v) all directors and executive officers as a group. A total of 9,361,356 shares of the Company's Common Stock was outstanding as of April 30, 2000.

                                                                 SHARES
                                                              BENEFICIALLY     APPROXIMATE
                      NAME AND ADDRESS                           OWNED        PERCENT OWNED
                      ----------------                        ------------    -------------
State of Wisconsin Investment Board(1)......................     892,390           9.5%
  121 East Wilson Street
  P.O. Box 7842
  Madison, WI 53707
Kahn Capital Partners(7)....................................     612,200           6.5%
  8910 University Center Lane, Suite 570
  San Diego, CA 92122
Tamer Husseini(2,3).........................................     218,476           2.3%
William W. Hoppin(3)........................................     101,714           1.1%
Gary J. Policky(3,4)........................................      79,968             *
Richard G. Finney(3)........................................      73,771             *
Perry A. Denning(3).........................................      36,762             *
William D. Rasdal(3,5)......................................      35,572             *

                                                                 SHARES
                                                              BENEFICIALLY     APPROXIMATE
                      NAME AND ADDRESS                           OWNED        PERCENT OWNED
                      ----------------                        ------------    -------------
Charles P. Waite(3).........................................      26,273             *
Thomas W. Hubbs(6)..........................................       6,000            --
Robert J. Gallagher(3)......................................       1,500            --
All directors and executive officers as a group (11
  persons)(3)...............................................     660,754           6.9%

---------------
 *  Less than one percent (1%)

(1) As of March 31, 2000 and based upon information set forth in a letter from State of Wisconsin Investment Board dated April 6, 2000.

(2) Includes a total of 1,276 shares held by Mr. Husseini's son and daughters and as to which Mr. Husseini disclaims beneficial ownership.

(3) Includes 80,103, 72,185, 16,510, 31,771, 10,451, 6,000, 6,000, 3,000, 1,500
    and 274,602 shares which Messrs. Husseini, Hoppin, Policky, Finney, Denning, Rasdal, Waite, Hubbs, Gallagher and all present directors and executive officers as a group, respectively, have the right to acquire within 60 days of April 30, 2000 upon exercise of stock options.

(4) Includes 1,878 shares held by Mr. Policky's spouse.

(5) Includes 29,572 shares held by The Rasdal Family Trust as to which Mr. Rasdal shares voting and dispositive power.

(6) Includes 3,000 shares held by The Hubbs Family Trust of which Mr. Hubbs and his spouse serve as trustees.

(7) As of May 10, 2000 and based upon the representations of Brian Kahn. Includes 577,200 shares held by Kahn Capital Partners and 35,000 shares held by Brian Kahn, its sole general partner.

Other Information

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the SEC). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with during Fiscal 2000, except the Form 4 required to be filed by Tamer Husseini to report the acquisition of stock in November 1996 through a gift of stock and the Form 4 required to be filed by Thomas Hubbs to report a stock purchase in February 2000 were filed late.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During Fiscal 2000 stock options under the Company's 1994 Stock Option Plan or the Director Plan were granted to the following executive officers and directors as of the grant dates and for the number of shares of common stock and at the exercise prices set forth below opposite their names:

                                                                                PER SHARE       EXPIRATION
       OFFICER/DIRECTOR           PLAN      DATE OF GRANT    NO. OF SHARES    EXERCISE PRICE       DATE
       ----------------         --------    -------------    -------------    --------------    ----------
Perry A. Denning..............    1994        03/31/99          15,000           $  4.00         03/31/09
Richard G. Finney.............    1994        03/31/99          15,000              4.00         03/31/09
Tamer Husseini................    1994        03/31/99          50,000              4.00         03/31/09
William D. Rasdal.............  Director      12/20/99           1,500            11.375         12/20/09
Frank Sasselli................    1994        03/31/99           7,500              4.00         03/31/09
Margaret E. Smith.............    1994        11/05/99          50,000             6.625         11/05/09
Charles P. Waite..............  Director      12/20/99           1,500            11.375         12/20/09

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

                                                                        PAGE
                                                                        ----
        Report of Ernst & Young LLP, Independent Auditors...........     37
        Consolidated Balance Sheets as of March 31, 2000 and 1999...     38
        Consolidated Statements of Operations for the years ended
          March 31, 2000, 1999 and 1998.............................     39
        Consolidated Statements of Shareholders' Equity for the
          years ended March 31, 2000, 1999 and 1998.................     40
        Consolidated Statements of Cash Flow for the years ended
          March 31, 2000, 1999 and 1998.............................     41
        Notes to Consolidated Financial Statements..................     42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Celeritek, Inc.

     We have audited the accompanying consolidated balance sheets of Celeritek, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

San Jose, California
April 25, 2000

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,707    $ 1,729
  Short-term investments....................................   18,009      5,904
  Accounts receivable, net of allowance for doubtful
     accounts of $349 and $517 at March 31, 2000 and 1999,
     respectively...........................................   11,909     10,615
  Inventories...............................................   14,355     11,376
  Income tax refund receivable..............................      548      2,441
  Prepaid expenses and other current assets.................      634        306
  Deferred tax assets.......................................       --        494
                                                              -------    -------
          Total current assets..............................   54,162     32,865
Net property and equipment..................................    9,401      7,201
Other assets................................................       92        144
                                                              -------    -------
          Total assets......................................  $63,655    $40,210
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 6,221    $ 4,217
  Accrued payroll...........................................    2,514      1,400
  Accrued liabilities.......................................    2,467      2,215
  Current portion of long-term debt.........................      667      1,611
  Current obligations under capital leases..................      319        162
                                                              -------    -------
          Total current liabilities.........................   12,188      9,605
Long-term debt, less current portion........................      222         --
Noncurrent obligations under capital lease commitments......      414        257
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 2,000,000
       Issued and outstanding -- none.......................       --         --
  Common stock, no par value:
     Authorized shares -- 20,000,000
       Issued and outstanding shares -- 9,316,927 and
        7,381,396 at March 31, 2000 and 1999,
        respectively........................................   52,394     25,087
  Retained earnings (accumulated deficit)...................   (1,563)     5,261
                                                              -------    -------
          Total shareholders' equity........................   50,831     30,348
                                                              -------    -------
          Total liabilities and shareholders' equity........  $63,655    $40,210
                                                              =======    =======

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net sales...................................................  $48,211    $41,128    $56,317
Cost of goods sold..........................................   39,838     36,600     36,147
                                                              -------    -------    -------
Gross profit................................................    8,373      4,528     20,170
Operating expenses:
  Research and development..................................    6,659      5,927      5,389
  Selling, general, and administrative......................    8,868      8,488      8,784
                                                              -------    -------    -------
     Total operating expenses...............................   15,527     14,415     14,173
                                                              -------    -------    -------
Income (loss) from operations...............................   (7,154)    (9,887)     5,997
Interest income and other...................................      561        300        475
Interest expense............................................     (231)      (392)       (59)
                                                              -------    -------    -------
Income (loss) before income taxes...........................   (6,824)    (9,979)     6,413
Provision (benefit) for income taxes........................       --     (2,441)     2,422
                                                              -------    -------    -------
Net income (loss)...........................................  $(6,824)   $(7,538)   $ 3,991
                                                              =======    =======    =======
Basic net income (loss) per share...........................  $ (0.88)   $ (1.04)   $  0.56
                                                              =======    =======    =======
Diluted net income (loss) per share.........................  $ (0.88)   $ (1.04)   $  0.54
                                                              =======    =======    =======
Shares used in net income (loss) per share calculation
  Basic.....................................................    7,736      7,265      7,126
  Diluted...................................................    7,736      7,265      7,450

See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                         RETAINED
                                                    COMMON STOCK         EARNINGS          TOTAL
                                                  -----------------    (ACCUMULATED    SHAREHOLDERS'
                                                  SHARES    AMOUNT       DEFICIT)         EQUITY
                                                  ------    -------    ------------    -------------
BALANCE AT MARCH 31, 1997.......................  7,096     $23,676      $ 8,808          $32,484
Issuance of common stock on exercise of options
  under stock option plan.......................     32         134           --              134
Issuance of common stock under employee stock
  purchase plan.................................     48         404           --              404
Net and comprehensive income....................     --          --        3,991            3,991
                                                  -----     -------      -------          -------
BALANCE AT MARCH 31, 1998.......................  7,176      24,214       12,799           37,013
Issuance of common stock on exercise of options
  under stock option plan.......................     83         425           --              425
Issuance of common stock under employee stock
  purchase plan.................................    122         448           --              448
Net and comprehensive loss......................     --          --       (7,538)          (7,538)
                                                  -----     -------      -------          -------
BALANCE AT MARCH 31, 1999.......................  7,381      25,087        5,261           30,348
Issuance of common stock on exercise of options
  under stock option plan.......................    301       1,473           --            1,473
Issuance of common stock in connection with
  private placement, net of issuance costs......  1,500      25,316           --           25,316
Issuance of common stock under employee stock
  purchase plan.................................    132         495           --              495
Issuance of common stock under Outside
  Directors' Plan...............................      3          23           --               23
Net and comprehensive loss......................     --          --       (6,824)          (6,824)
                                                  -----     -------      -------          -------
BALANCE AT MARCH 31, 2000.......................  9,317     $52,394      $(1,563)         $50,831
                                                  =====     =======      =======          =======

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................  $ (6,824)   $ (7,538)   $  3,991
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization............................     2,864       3,143       2,358
  Gain on disposal of property and equipment...............       (27)         --          --
  Income tax receivable....................................     1,893      (2,441)         --
  Deferred income taxes....................................       494       1,433         306
  Changes in operating assets and liabilities:
     Accounts receivable...................................    (1,294)      5,201      (5,705)
     Inventories...........................................    (2,979)       (741)     (3,317)
     Prepaid expenses and other current assets.............      (328)         56        (145)
     Accounts payable, accrued payroll and accrued
       liabilities.........................................     3,370      (2,294)      1,364
                                                             --------    --------    --------
       Net cash used in operating activities...............    (2,831)     (3,181)     (1,148)
INVESTING ACTIVITIES
Purchases of property and equipment........................    (4,512)     (2,084)     (4,029)
Increase in other assets...................................        52          --         (48)
Purchases of short-term investments........................   (24,868)    (12,504)    (10,180)
Proceeds from maturities of short-term investments.........    12,763      14,100      10,880
                                                             --------    --------    --------
       Net cash used in investing activities...............   (16,565)       (488)     (3,377)
FINANCING ACTIVITIES
Principal payments on long-term debt.......................      (722)       (389)         --
Borrowings on long-term debt...............................        --       1,000       1,000
Principal payments on obligations under capital leases.....      (211)       (108)        (24)
Net proceeds from issuance of common stock.................    27,307         873         538
                                                             --------    --------    --------
       Net cash provided by financing activities...........    26,374       1,376       1,514
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........     6,978      (2,293)     (3,011)
Cash and cash equivalents at beginning of period...........     1,729       4,022       7,033
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $  8,707    $  1,729    $  4,022
                                                             ========    ========    ========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITIES Celeritek, Inc. (the Company) designs and manufactures gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. The Company's products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communication network infrastructures.

     BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated. The Company's reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end, however, the fiscal year 2000 reporting period consisted of fifty-three weeks. Fiscal years 2000, 1999, and 1998 ended April 2, March 28, and March 29, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.

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

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers highly liquid investments with maturities of less than three months, when purchased, to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Other than U.S. government treasury instruments, the Company's investment policy limits the amounts invested in any one institution or in any single type of instrument.

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

     INVENTORIES Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

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

     REVENUE RECOGNITION Revenue related to product sales are recognized when the products are shipped to the customer, title has transferred, and no obligations remain. In circumstances where the customer has delayed its acceptance of our product, we defer recognition of the revenue until acceptance. To date, the Company has not had customers delay acceptance of its products. Generally, the Company's customers do not have rights to return and to date, returns have not been material.

     WARRANTY The Company provides for estimated normal warranty costs to repair or replace products for a period of one year from the time of sale. Actual warranty costs may differ from management's estimates.

     RESEARCH AND DEVELOPMENT Research and development expenditures are charged to operations as incurred.

     ADVERTISING The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for all years presented was immaterial.

     EARNINGS PER SHARE In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and assumed conversions of preferred stock, if dilutive.

     COMPREHENSIVE INCOME (LOSS) Under Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income", the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in accumulated other comprehensive income. There is no material difference between net income (loss) and comprehensive income (loss) for all periods presented. Comprehensive income
(loss) in fiscal 2000, 1999, and 1998 has been reflected in the Consolidated Statements of Shareholders' Equity.

     RECENTLY ISSUED PRONOUNCEMENTS In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 should have no material effect on the financial position or results of operations.

NOTE 2. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                 YEARS ENDED MARCH 31,
                                                       ------------------------------------------
                                                          2000            1999            1998
                                                       -----------     -----------     ----------
                                                        (in thousands, except per share amounts)
Numerator:
  Net income (loss)..................................    $(6,824)        $(7,538)        $3,991
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted average common shares.........      7,736           7,265          7,126
Effect of dilutive securities:
  Stock options......................................         --              --            324
                                                         -------         -------         ------
  Denominator for diluted net income (loss) per
     share -- weighted average common and potentially
     dilutive securities.............................      7,736           7,265          7,450
                                                         =======         =======         ======
Basic net income (loss) per share....................    $ (0.88)        $ (1.04)        $ 0.56
                                                         =======         =======         ======
Diluted net income (loss) per share..................    $ (0.88)        $ (1.04)        $ 0.54
                                                         =======         =======         ======

     The Company has excluded outstanding stock options from the calculation of diluted net loss per share for the years ended March 31, 2000 and 1999 because these securities are antidilutive. Options to purchase 1,078,320 and 1,019,563 shares of common stock at average exercise prices of $6.31 and $5.10, respectively, have been excluded from the calculation of diluted net loss per share for the years ended March 31, 2000 and 1999, respectively.

NOTE 3. SHORT-TERM INVESTMENTS

     Marketable equity and all debt securities are classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has determined that, as of March 31, 2000 and 1999, all short-term investments were available-for-sale securities. None of the debt securities have contractual maturities greater than one year for all periods presented.

     Available-for-sale securities are carried at fair value, and the unrealized gains and losses, net of taxes, are reported in a separate component of shareholders' equity, when material. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. Interest and dividends on securities classified as available-for-sale are included in income. The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                                  MARCH 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
                                                               (in thousands)
Money market funds..........................................  $ 1,003    $1,290
Preferred stock.............................................    5,050     1,600
Investment trusts...........................................       --       800
Corporate debt securities...................................   20,198     3,504
                                                              -------    ------
     Total..................................................  $26,251    $7,194
                                                              =======    ======

     Above amounts are included in the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
                                                               (in thousands)
Cash and cash equivalents...................................  $ 8,242    $1,290
Short-term investments......................................   18,009     5,904
                                                              -------    ------
     Total..................................................  $26,251    $7,194
                                                              =======    ======

     Following is a reconciliation of cash and cash equivalents:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (in thousands)
Available-for-sale securities...............................  $8,242    $1,290
Cash and bank accounts......................................     465       439
                                                              ------    ------
     Total..................................................  $8,707    $1,729
                                                              ======    ======

     The gross realized gains and losses on available-for-sale securities for the fiscal years ended March 31, 2000, 1999 and 1998 were not material.

NOTE 4. INVENTORIES

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (in thousands)
Raw materials...............................................  $ 3,193    $ 3,054
Work-in-process.............................................   11,162      8,322
                                                              -------    -------
                                                              $14,355    $11,376
                                                              =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (in thousands)
Equipment...................................................  $ 26,737    $ 22,544
Furniture and fixtures......................................       626         621
Leasehold improvements......................................     5,026       4,813
                                                              --------    --------
                                                                32,389      27,978
Accumulated depreciation and amortization...................   (22,988)    (20,777)
                                                              --------    --------
Net property and equipment..................................  $  9,401    $  7,201
                                                              ========    ========

NOTE 6. ACCRUED LIABILITIES

     Significant components of accrued liabilities are:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (in thousands)
Accrued commission..........................................  $  811    $  684
Warranty accrual............................................     501       353
Other.......................................................   1,155     1,178
                                                              ------    ------
                                                              $2,467    $2,215
                                                              ======    ======

NOTE 7. LEASES

     The Company leases equipment under capital and operating leases. The Company also leases certain facilities used in operations under non-cancellable operating leases that expire at various times through the year 2005. Property and equipment include the following amounts for leases that have been capitalized:

                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
                                                              (in thousands)
Equipment...................................................  $1,078    $ 551
Less accumulated amortization...............................    (242)    (154)
                                                              ------    -----
                                                              $  836    $ 397
                                                              ======    =====

     Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage.

     Future minimum payments under capital leases and non-cancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2000:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (in thousands)
2001........................................................   $ 357      $ 4,297
2002........................................................     308        3,055
2003........................................................     141        2,277
2004........................................................      --        2,071
2005........................................................      --        1,563
Thereafter..................................................      --          668
                                                               -----      -------
     Total minimum lease payments...........................     806      $13,931
                                                                          =======
Less amounts representing interest..........................     (73)
                                                               -----
Present value of net minimum lease payments.................     733
Less current portion........................................    (319)
                                                               -----
                                                               $ 414
                                                               =====

     Rent expense was approximately $4.5 million, $3.4 million, and $2.4 million for the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 8. LONG-TERM DEBT

     On October 25, 1999, the Company renewed its Master Loan Agreement which will expire October 31, 2000. Under that agreement, the Company has available credit facilities, consisting of a line of credit and letters of credit, of up to $6.0 million, subject to a borrowing base test related to its accounts receivable. As of March 31, 2000, the Company had no balance outstanding under its line of credit. Borrowings under the line of credit bear interest at the bank's reference rate (9% per annum as of March 31, 2000) plus 0.5%. Additionally, the Company had $725,000 in outstanding letters of credit, leaving a balance of up to $5.3 million available under the credit facility as of March 31, 2000. The credit facilities are secured by its assets.

     Under the Master Loan Agreement, the Company has two term loans outstanding, which expire in March and November 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of March 31, 2000, the Company had borrowings of $889,000 outstanding against the term loans. As part of the agreement, the Company is required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends. At March 31, 2000, the Company was in compliance with all covenants under the Master Loan Agreement.

NOTE 9. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                           2000      1999       1998
                                                           -----    -------    ------
                                                                 (in thousands)
Current:
  Federal................................................  $(468)   $(3,363)   $1,892
  State..................................................    (80)      (348)      224
                                                           -----    -------    ------
     Total current.......................................   (548)    (3,711)    2,116
Deferred:
  Federal................................................  $ 468        922       266
  State..................................................     80        348        40
                                                           -----    -------    ------
     Total deferred......................................    548      1,270       306
                                                           -----    -------    ------
Provision (benefit) for income taxes.....................  $  --    $(2,441)   $2,422
                                                           =====    =======    ======

     The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                              YEARS ENDED MARCH 31,
                                            ----------------------------------------------------------
                                                  2000                 1999                 1998
                                            -----------------    -----------------    ----------------
                                            AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
                                            -------   -------    -------   -------    ------   -------
                                                        (in thousands, except percentages)
At U.S. statutory rate....................  $(2,320)   (34.0)%   $(3,393)   (34.0)%   $2,180    34.0%
State income tax, net of federal tax
  benefit.................................       --       --          --       --        174     2.7
Change in valuation allowance.............    2,407     35.2       1,162     11.7         --      --
Research and development tax credits......       --       --        (172)    (1.7)        --      --
Other.....................................      (87)    (1.2)        (38)    (0.5)        68     1.1
                                            -------    -----     -------    -----     ------    ----
                                            $    --      0.0%    $(2,441)   (24.5)%   $2,422    37.8%
                                            =======    =====     =======    =====     ======    ====

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (in thousands)
DEFERRED TAX LIABILITIES:
Tax depreciation in excess of financial statement
  depreciation..............................................  $    --    $   132
                                                              -------    -------
     Total deferred tax liabilities.........................       --        132
DEFERRED TAX ASSETS:
Inventory valuation.........................................    1,978      1,916
  Accruals and reserves not deductible for tax purposes.....      786        694
  Net operating loss carryforwards..........................    2,657        208
  Tax credit carryforwards..................................    1,781        828
  Other.....................................................      123        122
                                                              -------    -------
Deferred tax assets.........................................    7,325      3,768
Valuation allowance.........................................   (7,325)    (3,088)
                                                              -------    -------
     Total deferred tax assets..............................       --        680
                                                              -------    -------
     Net deferred tax assets................................  $    --    $   548
                                                              =======    =======

     Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been fully offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased by approximately $4.2 million during the year ended March 31, 2000.

     As of March 31, 2000 the Company had federal and state net operating loss carryforwards of approximately $6.7 million and $7.0 million, respectively. The Company also had federal and state tax credit carryforwards of approximately $795,000 and $985,000, respectively. If not utilized, the carryforwards will expire beginning in 2004.

NOTE 10. SALARY DEFERRAL PLAN

     The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the Plan were approximately $128,000 in fiscal 2000, $159,000 in fiscal 1999, and $73,000 in fiscal 1998. Administrative expenses relating to the Plan are insignificant.

NOTE 11. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Board of Directors has the authority, without further action by the shareholders, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participation, optional, or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock have been reserved for issuance to employees of the Company. During the fiscal year ended March 31,

2000, 1999, and 1998, 131,895, 122,307, and 47,450 shares of common stock, respectively, were purchased under the ESPP. The Company has reserved 153,783 shares for future issuance under this Plan.

STOCK OPTION PLAN

     Under the 1994 Stock Option Plan (the 1994 Plan), which was approved in April 1994 and expires ten years from adoption, the Company may grant either incentive stock options or nonstatutory stock options to certain employees and consultants as designated by the Board of Directors. On August 13, 1997, at the Company's annual meeting, the shareholders approved an increase in the number of shares available for issuance under the 1994 Plan by an additional 250,000 shares. The shareholders also approved an amendment to the 1994 Plan to provide that on March 31 of each year, beginning with March 31, 1998, the number of shares reserved for issuance under the 1994 Plan shall be increased by an amount equal to the lesser of (i) 250,000 shares, (ii) 3% of the outstanding shares of the Company's common stock on such a date or (iii) a lesser amount determined by the Board of Directors of the Company.

     The 1994 Plan provides that (i) the exercise of an incentive stock option will be no less than the fair market value of the Company's common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan. The Company has reserved 250,086 shares for future issuance under the 1994 Plan.

     Activity under the 1994 Plan is set forth below:

                                                                           OPTIONS OUTSTANDING       WEIGHTED
                                                            SHARES     ---------------------------   AVERAGE
                                                          AVAILABLE    NUMBER OF      PRICE PER      EXERCISE
                                                          FOR GRANT     SHARES          SHARE         PRICE
                                                          ----------   ---------   ---------------   --------
BALANCE AT MARCH 31, 1997...............................     119,680    769,124    $ 1.50 - $14.00    $ 7.77
  Expiration of 1985 Plan authorization.................     (79,638)        --                 --        --
  Additional shares authorized for 1994 Plan............     250,000         --                 --        --
  Options granted.......................................    (152,000)   152,000      11.00 - 16.00     13.25
  Options exercised.....................................          --    (32,005)      1.50 - 13.88      4.19
  Options canceled and expired..........................      36,522    (37,831)      1.50 - 13.88     11.72
                                                          ----------   ---------   ---------------    ------
BALANCE AT MARCH 31, 1998...............................     174,564    851,288    $ 3.00 - $16.00    $ 8.71
  Additional shares authorized for 1994 Plan............     215,260         --                 --        --
  Options granted.......................................  (1,119,000)  1,119,000      3.88 - 10.00      6.51
  Options exercised.....................................          --    (83,508)      3.00 - 10.00      5.01
  Options canceled and expired..........................     867,217   (867,217)      3.00 - 16.00     10.46
                                                          ----------   ---------   ---------------    ------
BALANCE AT MARCH 31, 1999...............................     138,041   1,019,563   $ 3.00 - $ 6.94    $ 5.10
  Additional shares authorized for 1994 Plan............     471,440         --                 --        --
  Options granted.......................................    (453,500)   453,500       4.00 - 61.75      7.95
  Options exercised.....................................          --   (300,638)      3.00 -  6.94      4.90
  Options canceled and expired..........................      94,105    (94,105)      3.00 -  6.63      5.56
                                                          ----------   ---------   ---------------    ------
BALANCE AT MARCH 31, 2000...............................     250,086   1,078,320   $ 3.00 - $61.75    $ 6.31

     At March 31, 1999 and 1998, outstanding options covering 531,235 and 395,764 shares were exercisable.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
     RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
  EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
  ---------------  -----------   -----------   --------   -----------   --------
  $3.00 - $ 5.44      359,128    7.43 years     $ 3.76      172,041      $3.30
  $5.63 - $ 5.63      485,278    7.11 years     $ 5.63      285,063      $5.63
  $5.88 - $61.75      233,914    9.53 years     $11.66       22,116      $6.24
                    ---------                               -------
                    1,078,320    7.74 years     $ 6.31      479,220      $4.82
                    =========                               =======

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options since, as discussed below, the alternative firm market value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no expense is recognized.

     Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to March 31, 1995 under the fair value method. The fair market value for options granted prior to December 1995, the date of the initial public offering of the Company's common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

                                                              YEARS ENDED MARCH 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
Risk-free interest rate.................................     5.6%       5.4%       5.9%
Dividend yield..........................................     0.0%       0.0%       0.0%
Volatility..............................................    83.1%      77.9%      72.9%
Expected life of options................................  5 years    5 years    5 years

     The Company used the following weighted average assumptions for its ESPP:

                                                            YEARS ENDED MARCH 31,
                                                     -----------------------------------
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Risk-free interest rate............................       5.4%         5.4%         5.4%
Dividend yield.....................................       0.0%         0.0%         0.0%
Volatility.........................................      83.1%        77.9%        72.9%
Expected life of options...........................  0.5 years    0.5 years    0.5 years

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

     For purposes of pro forma disclosures, the estimated fair value of options and ESPP awards is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                            YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2000        1999       1998
                                                        -------    --------    ------
Pro forma net income (loss)...........................  $(8,567)   $(10,075)   $3,066
Pro forma basic net income (loss) per share...........  $ (1.11)   $  (1.39)   $ 0.43
Pro forma diluted net income (loss) per share.........  $ (1.11)   $  (1.39)   $ 0.41

     The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2000, 1999, and 1998 was $5.52, $2.63, and $7.96,
respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2000, 1999, and 1998 was $2.20, $1.88, and $4.61, respectively.

OUTSIDE DIRECTORS' STOCK OPTION PLAN

     On October 30, 1995, the Board of Directors approved, and on November 22, 1995, shareholders approved the Outside Directors' Stock Option Plan (the Directors' Plan) whereby 75,000 shares of common stock were reserved for issuance under the Directors' Plan. Options are granted automatically under the Directors' Plan at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted options to purchase 6,000 shares of common stock at their date of election or appointment to the Board. On the fifth anniversary of serving on the Board, each director is automatically granted an additional 1,500 options to purchase shares of common stock. During the fiscal year ended March 31, 2000, 3,000 options to purchase shares of common stock were granted. At March 31, 2000, options to purchase 27,000 shares of common stock were outstanding of which 15,000 options were exercisable at weighted average exercise prices of $7.93 and $7.50, respectively. The Company has 45,000 shares reserved for future issuance under the Directors' Plan.

NONSTATUTORY STOCK OPTION PLAN

     On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. As of March 31, 2000, no shares have been issued under this plan.

PURCHASE RIGHTS

     The Board of Directors declared a dividend of one right for each share of common stock (the Right) to be paid on April 8, 1999, to shareholders of record at such date. Each Right represents the right to purchase one one-thousandth of a share of preferred stock at an exercise price of $45.00 per Right. All common stock issued after April 9, 1999 contains the Right.

NOTE 12. BUSINESS SEGMENT DATA AND RELATED INFORMATION

     For purposes of the disclosure required by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company operates in one business segment, the sale of GaAs-based products for the wireless communications market to semiconductor and subsystems customers.

     The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Discrete financial information for each customer market segment, other than revenues, is not provided to the CEO.

     In fiscal 2000, one customer accounted for 15% of net sales and another accounted for 11%. In fiscal 1999, no one customer accounted for more than 10% of net sales. In fiscal 1998, one customer accounted for 20% of net sales.

     The following is a summary of operations by geographic region:

                                                            YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (in thousands)
Net sales to customers:
  United States.......................................  $37,526    $32,684    $43,380
  Europe..............................................    4,814      4,309      6,848
  Japan...............................................    2,462      2,401      2,154
  Other...............................................    3,409      1,734      3,935
                                                        -------    -------    -------
                                                        $48,211    $41,128    $56,317
                                                        =======    =======    =======
Net property and equipment:
  United States.......................................    7,013      6,500      8,042
  Philippines.........................................    1,682        475         --
  Other...............................................      706        226         --
                                                        -------    -------    -------
                                                        $ 9,401    $ 7,201    $ 8,042
                                                        =======    =======    =======

     Net sales to customers are based on the customers' billing location. Long-lived assets are those assets used in each geographical area.

NOTE 13. CONTINGENCIES

     The Company operates in the semiconductor industry and may from time to time become party to litigation. Management is currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on the Company.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                              YEARS ENDED MARCH 31,
                                                              ----------------------
                                                              2000    1999     1998
                                                              ----    ----    ------
                                                                  (in thousands)
Cash paid for interest......................................  $235    $386    $   59
Cash paid for income taxes..................................    --     151     2,226
Capital lease obligations incurred to acquire equipment.....   525     218       333

     2. Financial Statements Schedules.

     Schedule II -- Valuation and Qualifying Accounts

     Allowance for Doubtful Accounts (thousands of dollars)

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                    BALANCE
                                                      BEGINNING    COSTS AND                     AT END
                       PERIOD                         OF PERIOD     EXPENSES    DEDUCTIONS(1)   OF PERIOD
                       ------                         ----------   ----------   -------------   ---------
Year Ended 4/2/00...................................     517           60            228           349
Year Ended 3/28/99..................................     595          165            243           517
Year Ended 3/31/98..................................     520          150             75           595

---------------
(1) Deductions represent write-offs of uncollectable accounts receivable.

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
   3.1(1)    Restated Articles of Incorporation of Registrant.
   3.3(1)    Bylaws of Registrant, as amended to date.
   4.1(1)    Form of Registrant's Stock Certificate.
   4.2(1)    Third Modification Agreement (including Registration Rights
             Agreement) dated July 30, 1990, between the Registrant and certain investors.
   4.3(5)    Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
  10.1(3)    1985 Stock Incentive Program and forms of Incentive Stock
             Option Agreement and Nonstatutory Stock Option Agreement.
  10.2(1)    1994 Stock Option Plan, as amended, and form of Stock Option
             Agreement.
  10.3(1)    Employee Qualified Stock Purchase Plan and form of
             Subscription Agreement.
  10.4(1)    Outside Director's Stock Option Plan and form of Stock
             Option Agreement.
  10.5(1)    Form of Directors' and Officers' Indemnification Agreement.
  10.6(1)    Business Loan Agreement dated September 11, 1992 between the
             Registrant and Silicon Valley Bank and Promissory Notes
             issued thereunder.
  10.7(1)    Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
  10.8       First Amendment to Lease dated June 17, 1999 by and between
             Registrant and Mission West Properties, L.P. II (formerly
             known as Berg & Berg Developers).
  10.9(2)    Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.10(4)   Loan modification agreement dated September 11, 1997 between
             Registrant and Silicon Valley Bank.
  23.1       Consent of Ernst & Young LLP, Independent Auditors.
  27.1       Financial data schedule.

---------------
(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to the exhibit to the Company's Form 10-K filing for the fiscal year ended March 31, 1997.

(3) Incorporated by reference to the Registrant's Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to the Company's Form 8-A filed on April 1, 1999.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

                                          CELERITEK, INC.

Date: May 10, 2000                        By:     /s/ TAMER HUSSEINI
                                          --------------------------------------
                                                      Tamer Husseini
                                              Chairman, President and Chief
                                                    Executive Officer

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

                  SIGNATURE                                    TITLE                         DATE
                  ---------                                    -----                         ----

             /s/ TAMER HUSSEINI                Chairman, President and Chief             May 10, 2000
---------------------------------------------  Executive Officer (Principal Executive
               Tamer Husseini                  Officer)

            /s/ MARGARET E. SMITH              Vice President, Finance and Chief         May 10, 2000
---------------------------------------------  Financial Officer (Principal Financial
              Margaret E. Smith                and Accounting Officer)

           /s/ ROBERT J. GALLAGHER             Director                                  May 10, 2000
---------------------------------------------
             Robert J. Gallagher

            /s/ CHARLES P. WAITE               Director                                  May 10, 2000
---------------------------------------------
              Charles P. Waite

            /s/ WILLIAM D. RASDAL              Director                                  May 10, 2000
---------------------------------------------
              William D. Rasdal

             /s/ THOMAS W. HUBBS               Director                                  May 10, 2000
---------------------------------------------
               Thomas W. Hubbs

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
   3.1(1)    Restated Articles of Incorporation of Registrant.
   3.3(1)    Bylaws of Registrant, as amended to date.
   4.1(1)    Form of Registrant's Stock Certificate.
   4.2(1)    Third Modification Agreement (including Registration Rights
             Agreement) dated July 30, 1990, between the Registrant and certain investors.
   4.3(5)    Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
  10.1(3)    1985 Stock Incentive Program and forms of Incentive Stock
             Option Agreement and Nonstatutory Stock Option Agreement.
  10.2(1)    1994 Stock Option Plan, as amended, and form of Stock Option
             Agreement.
  10.3(1)    Employee Qualified Stock Purchase Plan and form of
             Subscription Agreement.
  10.4(1)    Outside Director's Stock Option Plan and form of Stock
             Option Agreement.
  10.5(1)    Form of Directors' and Officers' Indemnification Agreement.
  10.6(1)    Business Loan Agreement dated September 11, 1992 between the
             Registrant and Silicon Valley Bank and Promissory Notes
             issued thereunder.
  10.7(1)    Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
  10.8       First Amendment to Lease dated June 17, 1999 by and between
             Registrant and Mission West Properties, L.P. II (formerly
             known as Berg & Berg Developers).
  10.9(2)    Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.10(4)   Loan modification agreement dated September 11, 1997 between
             Registrant and Silicon Valley Bank.
  23.1       Consent of Ernst & Young LLP, Independent Auditors.
  27.1       Financial data schedule.

---------------
(1) Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to the exhibit to the Company's Form 10-K filing for the fiscal year ended March 31, 1997.

(3) Incorporated by reference to the Registrant's Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to the Company's Form 8-A filed on April 1, 1999.