Form 10-K/A
period 2000-03-31
CELERITEK INC/CA
filed 2000-05-18
CIK 919583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-K/A
                            ------------------------
(MARK ONE)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE BOARD

               NAME                 AGE                        POSITION
               ----                 ---                        --------
Tamer Husseini....................  57     Chairman, President and Chief Executive Officer
Margaret E. Smith.................  52     Vice President, Finance and Chief Financial
                                           Officer
William W. Hoppin.................  37     Vice President, Sales and Marketing
Gary J. Policky...................  58     Vice President, Engineering and Chief Technical
                                           Officer
Richard G. Finney.................  50     Vice President, Subsystem Division
Perry A. Denning..................  53     Vice President, Semiconductor Division
Frank Sasselli....................  43     Vice President, Operations
Robert J. Gallagher(1)............  56     Director
Thomas W. Hubbs(1)................  55     Director
William D. Rasdal(2)..............  66     Director
Charles P. Waite(2)...............  70     Director

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

     Frank Sasselli joined us in April 1992 as Director of Engineering and has held various positions here. He was appointed Vice President, Operations in July 1999. Prior to joining us, Mr. Sasselli was employed by Spectrian from 1987 to 1992 as Director of Engineering. Before joining Spectrian, Mr. Sasselli was employed by Avantek from 1979 to 1987, most recently as an engineering manager.

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

                                            INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE VALUE
                       ------------------------------------------------------------      AT ASSUMED ANNUAL RATE
                       NUMBER OF       % OF TOTAL                                                  OF
                       SECURITIES       OPTIONS                                         STOCK PRICE APPRECIATION
                       UNDERLYING      GRANTED TO                                          FOR OPTION TERM(4)
                        OPTIONS       EMPLOYEES IN     EXERCISE PRICE    EXPIRATION    --------------------------
        NAME            GRANTED      FISCAL YEAR(1)     PER SHARE(2)      DATE(3)         5%               10%
        ----           ----------    --------------    --------------    ----------    ---------        ---------
Tamer Husseini.......    50,000           11.0%            $4.00          03/31/09     $125,779         $318,748
Perry A. Denning.....    15,000            3.3              4.00          03/31/09       37,734           95,625
Richard G. Finney....    15,000            3.3              4.00          03/31/09       37,734           95,625

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

(a) The following documents are filed as part of this report:

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

     2. Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts............    S-1

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits

        >

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
   3.1(1)    Restated Articles of Incorporation of Registrant.
   3.3(1)    Bylaws of Registrant, as amended to date.
   4.1(1)    Form of Registrant's Stock Certificate.
   4.2(1)    Third Modification Agreement (including Registration Rights
             Agreement) dated July 30, 1990, between the Registrant and certain investors.
   4.3(5)    Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
  10.1(3)    1985 Stock Incentive Program and forms of Incentive Stock
             Option Agreement and Nonstatutory Stock Option Agreement.
  10.2(1)    1994 Stock Option Plan, as amended, and form of Stock Option
             Agreement.
  10.3(1)    Employee Qualified Stock Purchase Plan and form of
             Subscription Agreement.
  10.4(1)    Outside Director's Stock Option Plan and form of Stock
             Option Agreement.
  10.5(1)    Form of Directors' and Officers' Indemnification Agreement.
  10.6(1)    Business Loan Agreement dated September 11, 1992 between the
             Registrant and Silicon Valley Bank and Promissory Notes
             issued thereunder.
  10.9(1)    Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
  10.11(2)   Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.13(4)   Loan modification agreement dated September 11, 1997 between
             Registrant and Silicon Valley Bank.
  10.14      First Amendment to Lease dated June 17, 1999 by and between
             Registrant and Mission West Properties, L.P. II (formerly
             known as Berg & Berg Developers).
  23.1       Consent of Ernst & Young LLP, Independent Auditors.
  27.1       Financial data schedule.

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

                                          CELERITEK, INC.

Date: May 18, 2000                        By:     /s/ TAMER HUSSEINI
                                          --------------------------------------
                                                      Tamer Husseini
                                              Chairman, President and Chief
                                                    Executive Officer

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

                  SIGNATURE                                    TITLE                         DATE
                  ---------                                    -----                         ----

             /s/ TAMER HUSSEINI                Chairman, President and Chief             May 18, 2000
---------------------------------------------  Executive Officer (Principal Executive
               Tamer Husseini                  Officer)

            /s/ MARGARET E. SMITH              Vice President, Finance and Chief         May 18, 2000
---------------------------------------------  Financial Officer (Principal Financial
              Margaret E. Smith                and Accounting Officer)

           /s/ ROBERT J. GALLAGHER             Director                                  May 18, 2000
---------------------------------------------
             Robert J. Gallagher

            /s/ CHARLES P. WAITE               Director                                  May 18, 2000
---------------------------------------------
              Charles P. Waite

            /s/ WILLIAM D. RASDAL              Director                                  May 18, 2000
---------------------------------------------
              William D. Rasdal

             /s/ THOMAS W. HUBBS               Director                                  May 18, 2000
---------------------------------------------
               Thomas W. Hubbs

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

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
   3.1(1)    Restated Articles of Incorporation of Registrant.
   3.3(1)    Bylaws of Registrant, as amended to date.
   4.1(1)    Form of Registrant's Stock Certificate.
   4.2(1)    Third Modification Agreement (including Registration Rights
             Agreement) dated July 30, 1990, between the Registrant and certain investors.
   4.3(5)    Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
  10.1(3)    1985 Stock Incentive Program and forms of Incentive Stock
             Option Agreement and Nonstatutory Stock Option Agreement.
  10.2(1)    1994 Stock Option Plan, as amended, and form of Stock Option
             Agreement.
  10.3(1)    Employee Qualified Stock Purchase Plan and form of
             Subscription Agreement.
  10.4(1)    Outside Director's Stock Option Plan and form of Stock
             Option Agreement.
  10.5(1)    Form of Directors' and Officers' Indemnification Agreement.
  10.6(1)    Business Loan Agreement dated September 11, 1992 between the
             Registrant and Silicon Valley Bank and Promissory Notes
             issued thereunder.
  10.9(1)    Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
  10.11(2)   Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
  10.13(4)   Loan modification agreement dated September 11, 1997 between
             Registrant and Silicon Valley Bank.
  10.14      First Amendment to Lease dated June 17, 1999 by and between
             Registrant and Mission West Properties, L.P. II (formerly
             known as Berg & Berg Developers).
  23.1       Consent of Ernst & Young LLP, Independent Auditors.
  27.1       Financial data schedule.

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