Form 10-Q
period 2000-06-30
CELERITEK INC/CA
filed 2000-08-14
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________ .

Commission file number  0-25560                  .

                                 CELERITEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                             77-0057484
     -------------------------------                  ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    3236 Scott Blvd., Santa Clara, CA                      95054
 ----------------------------------------               ----------
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

Common Stock, No Par Value: 11,688,862 shares as of July 28, 2000

                                CELERITEK, INC.




                                                                                PAGE
                                                                               ------
PART I:          FINANCIAL INFORMATION
         Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets:                          1
                 June 30, 2000 and March 31, 2000

                 Condensed Consolidated Statements of Operations:                2
                 Three months ended June 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows:                3
                 Three months ended June 30, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements            4


         Item 2: Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        6-20

         Item 3: Quantitative and Qualitative Disclosures about Market Risk      20-21


PART II:         OTHER INFORMATION


         Item 6: Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                       23

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                June 30,      March 31,
                                                                 2000           2000
                                                               --------       ---------
                                                              (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 49,995        $ 8,707
  Short-term investments                                         59,513         18,009
  Accounts receivable, net                                       16,475         11,909
  Inventories                                                    17,157         14,355
  Prepaid expenses, other current assets,
    and deferred tax assets                                       1,272          1,182
                                                               --------        -------
           Total current assets                                 144,412         54,162
Property and equipment, net                                      10,824          9,401
Other assets                                                         92             92
                                                               --------        -------
Total assets                                                   $155,328        $63,655
                                                               ========        =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  7,470        $ 6,221
  Accrued payroll                                                 1,990          2,514
  Accrued liabilities                                             3,581          2,467
  Current portion of long-term debt                                 945            667
  Current obligations under capital leases                          322            319
                                                               --------        -------
          Total current liabilities                              14,308         12,188
Long-term debt, less current portion                              1,672            222
Non-current obligations under capital leases                        313            414
Shareholders' equity                                            139,035         50,831
                                                               --------        -------
Total liabilities and shareholders' equity                     $155,328        $63,655
                                                               ========        =======


Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                     Three Months Ended
                                                         June 30,
                                                   -----------------------
                                                    2000            1999
                                                   -------        --------
Net sales                                          $19,689        $ 10,188
Cost of goods sold                                  14,228           9,395
                                                   -------        --------
Gross profit                                         5,461             793
Operating expenses:
  Research and development                           2,257           1,439
  Selling, general and administrative                2,641           2,227
                                                   -------        --------
Total operating expenses                             4,898           3,666

Income (loss) from operations                          563          (2,873)
Interest income and other, net                         262              40
                                                   -------        --------
Income (loss) before income tax                        825          (2,833)
Provision for income taxes                             124               0
                                                   -------        --------
Net income (loss)                                  $   701        ($ 2,833)
                                                   =======        ========
Basic earnings (loss) per share                    $  0.07        ($  0.38)
                                                   =======        ========
Diluted earnings (loss) per share                  $  0.07        ($  0.38)
                                                   =======        ========
Weighted average common shares outstanding           9,633           7,381
Weighted average common shares outstanding,
  assuming dilution                                 10,527           7,381


                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                           Three Months Ended
                                                        -------------------------
                                                         June 30,        June 30,
                                                          2000            1999
                                                        ---------        --------
OPERATING ACTIVITIES
Net income (loss)                                       $    701         ($2,831)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                     838             735
    Changes in operating assets and liabilities           (5,619)          2,957
                                                        --------         -------
Net cash used in operating activities                     (4,080)            861

INVESTING ACTIVITIES
Purchase of property and equipment                        (2,261)           (123)
Decrease (increase) in other assets                           --              (2)
Purchases of short-term investments                      (52,095)             --
Maturities of short-term investments                      10,591           1,746
                                                        --------         -------
Net cash used in investing activities                    (43,765)          1,621

FINANCING ACTIVITIES
Payments on long-term debt                                  (167)           (166)
Borrowings on long-term debt                               1,895              --
Payments on obligations under capital leases                 (97)            (36)
Proceeds from issuance of common stock                    87,502              --
                                                        --------         -------
Net cash provided by financing activities                 89,133            (202)

Increase (decrease) in cash and cash equivalents          41,288           2,280
Cash and cash equivalents at beginning of period           8,707           1,729
                                                        --------         -------
Cash and cash equivalents at end of period              $ 49,995         $ 4,009
                                                        ========         =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                             $1              --
     Interest                                                 37              37



                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2000

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

        The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2001 and fiscal 2000 ended July 2, 2000 and June 27, 1999, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

2.      INVENTORIES

        The components of inventory consist of the following:

                             June 30,       March 31,
                              2000            2000
                             --------       --------
                                 (In Thousands)
Raw materials .......        $ 5,453        $ 3,193
Work-in-process .....         11,704         11,162
                             -------        -------
                             $17,157        $14,355
                             =======        =======

3.      EARNINGS PER SHARE

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                      Three months ended
                                                           June 30,
                                                    ----------------------
BASIC                                                2000           1999
                                                    -------        -------
Net income (loss) ..........................        $   701        ($2,833)
                                                    =======        =======

Weighted common shares outstanding .........          9,633          7,381
                                                    =======        =======
Basic earnings (loss) per common share .....        $  0.07        ($ 0.38)
                                                    =======        =======


DILUTED

Net income .................................        $   701        ($2,833)
                                                    =======        =======

Weighted common shares outstanding .........          9,633          7,381
Dilutive effect of stock options ...........            894             --
                                                    -------        -------
Weighted common shares outstanding,
  assuming dilution ........................         10,527          7,381
                                                    =======        =======
Diluted earnings per common share ..........        $  0.07        ($ 0.38)
                                                    =======        =======


4.      COMPREHENSIVE INCOME

        Comprehensive income was the same as net income for the periods presented.

5.      RECENT ACCOUNTING PRONOUNCEMENTS

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

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

                - the definition of employee for purposes of applying APB
                  Opinion 25;

                - the criteria for determining whether a plan qualifies as a noncompensatory plan;

                - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

                - the accounting for an exchange of stock compensation awards in a business combination

        In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.

7.      SUBSEQUENT EVENTS

        On July 19, 2000 we issued 300,000 shares of common stock through the exercise of the over-allotment option granted to the underwriters in connection with the follow-on public offering in June 2000 and received net proceeds of approximately $13.2 million.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding our expected expenditures on research and development and our beliefs concerning our liquidity and capital resources. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks, Trends, and Uncertainties," and elsewhere in this report.

RESULT OF OPERATIONS - FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 2001:

        Total net sales increased 93% from $10.2 million for the first quarter of fiscal 2000 to $19.7 million for the first quarter of fiscal 2001. Total net sales to commercial customers increased 143% from $6.9 million for the first quarter of fiscal 2000 to $16.8 million for the first quarter of fiscal 2001. The increase in sales was the result of a higher volume of sales in GaAs-based subsystems for point to point radios and GaAs RF power amplifiers for use in mobile handsets. Total net sales to defense customers decreased 12% from $3.3 million in the first quarter of fiscal 2000 to $2.9 million for first quarter of fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets. See "Risks, Trends, and Uncertainties - Potential Fluctuations in Quarterly Results."

        Net sales of GaAs-based subsystems increased 131%, from $3.5 million in fiscal 2000 to $8.1 million in fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios. GaAs semiconductor component sales increased 156% from $3.4 million in fiscal 2000 to $8.7 million in fiscal 2001. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets.

        Gross margin increased from 8% of net sales in the first quarter of fiscal 2000 to 28% of net sales in the first quarter of fiscal 2001. The increase in gross margin was primarily due to the increased sales level and the related absorption of a larger portion of fixed costs due to volume increases in fiscal 2001. See "Risks, Trends, and Uncertainties - Yields and the High Degree of Fixed Costs in the Manufacturing Operation."

        Research and development expenses increased 57% from $1.4 million, or 14% of net sales, in the first quarter of fiscal 2000 to $2.3 million, or 11% of net sales, in the first quarter of fiscal 2001. The increase is due to increased staffing and the opening of our Lincoln, England design center. We expect to expend larger amounts on research and development than we have historically as our Lincoln, England facility becomes fully operational and we continue to expand our Belfast, Northern Ireland facility. See "Risks, Trends, and Uncertainties - Dependence on Key Personnel."

        Selling, general and administrative expenses increased from $2.2 million, or 22% of net sales, in the first quarter of fiscal 2000 to $2.6 million, or 13% of net sales, in the first quarter of fiscal 2001. The dollar increase was primarily due to increased selling cost.

        Interest income and other, net increased 555% from $40,000 in the first quarter of fiscal 2000 to $262,000 in the first quarter of fiscal 2001. The increase in interest income and other, net, was primarily due to the increased cash, cash equivalents, and short-term investment balances from our follow-on public offering.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of June 30, 2000, we had $50.0 million of cash and cash equivalents, $59.5 million of short-term investments and $130.1 million of working capital. In February 2000, we issued 1.5 million shares of common stock to institutional investors and received net proceeds of approximately $25.3 million. In June 2000, we issued 2.0 million shares of common stock through a follow-on public offering and received net proceeds of approximately $87.2 million.

        On July 19, 2000 we issued 300,000 shares of common stock through the exercise of the over-allotment option granted to the underwriters in connection with the follow-on public offering in June 2000 and received net proceeds of approximately $13.2 million.

        On October 25, 1999, we renewed our Master Loan Agreement which will expire October 31, 2000. Under that agreement, we have available credit facilities, consisting of a line of credit and letters of credit, of up to $6.0 million, subject to a borrowing base test related to our accounts receivable. As of June 30, 2000, we had no balance outstanding under our line of credit. Borrowings under the line of credit bear interest at the bank's reference rate (9.5% per annum as of June 30, 2000) plus 0.5%. Additionally, we had $725,000 in outstanding letters of credit, leaving a balance of up to $5.3 million available under the credit facility as of June 30, 2000. The credit facilities are secured by our assets.

        Under the Master Loan Agreement, we have two term loans outstanding, which expire in March and November 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of June 30, 2000, we had borrowings of $722,000 outstanding against the term loans. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.



We believe our current cash resources, combined with cash generated from operations and borrowings available both from our line of credit and available equipment leasing sources should be sufficient to meet our liquidity requirements through at least the next year.




RISKS, TRENDS, AND UNCERTAINTIES


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

        A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2000 and the first three months of fiscal 2001, sales to our top ten customers accounted for approximately 61% and 75% of our net sales, respectively. Motorola accounted for approximately 15% of our net sales during fiscal 2000 and approximately 21% during the first three months of fiscal 2001. P-COM accounted for approximately 11% of our net sales during fiscal 2000 and approximately 12% during the first three months of fiscal 2001. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. In addition, the mix of our major customers has shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in fiscal 1999, our net sales were adversely affected when a major customer cancelled a significant order as a result of a decline in demand for point to point radio networks.

OUR BACKLOG MAY NOT RESULT IN SALES.

        Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of June 30, 2000, our backlog was approximately $81 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. A significant portion of our backlog as of June 30, 2000 represents orders whose requested shipment dates have passed, some by more than six months. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

        Of our current backlog, approximately 22% is attributable to orders received from one customer. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

WE DEPEND ON SINGLE AND LIMITED SOURCES FOR KEY COMPONENTS. IF WE LOSE ONE OR MORE OF THESE SOURCES, DELIVERY OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED AND OUR BUSINESS COULD SUFFER.

        We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. For example, our single-sourced components include millimeter wave components and semiconductor packages. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. Currently, we are experiencing longer lead times and higher prices for some components. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships and could harm our business.

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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS WHICH MAY HARM OUR BUSINESS.

        During the first three months of fiscal 2001, sales from international customers accounted for 41% of our net sales. In fiscal 2000, sales from international customers accounted for 22% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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



ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK


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

Part II


Item 6.     Exhibits and Reports on Form 8-K

            A.    Exhibits

                  Number
                  ------
                  27.       Financials Statements included herein

            B. No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Celeritek, Inc.
                                                     (Registrant)



Date: August 14, 2000                      /s/  MARGARET E. SMITH
                                           -------------------------------------
                                           Margaret E. Smith, Vice President,
                                           Chief Financial Officer and Assistant
                                           Secretary

                                  EXHIBIT INDEX

Exhibit #        Description
---------        -----------
 27.1            Financial Data Schedule