Form 10-Q
period 2000-09-30
CELERITEK INC/CA
filed 2000-11-13
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE:  11,843,121  SHARES AS OF OCTOBER 27, 2000

                                 CELERITEK, INC.


                                                                                   PAGE
                                                                                   ----
PART I:        FINANCIAL INFORMATION

         Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets:                             1
                 September 30, 2000 and March 31, 2000

                 Condensed Consolidated Statements of Operations:                   2
                 Three and six months ended September 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows:                   3
                 Six months ended September 30, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements               4


         Item 2: Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         6-21

         Item 3: Quantitative and Qualitative Disclosures about Market Risk.        22


PART II:       OTHER INFORMATION

         Item 4: Submission of Matter to a Vote of Security Holders                 23

         Item 6: Exhibits and Reports on Form 8-K                                   24


SIGNATURES                                                                          25

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                September 30,   March 31,
                                                    2000          2000
                                                -------------   ---------
                                                 (Unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 18,826      $  8,707
  Short-term investments                           103,175        18,009
  Accounts receivable, net                          17,148        11,909
  Inventories                                       21,317        14,355
  Prepaid expenses, other current assets,
    and deferred tax assets                          1,227         1,182
                                                  --------      --------
           Total current assets                    161,693        54,162
Property and equipment, net                         14,179         9,401
Other assets                                            92            92
                                                  --------      --------
Total assets                                      $175,964      $ 63,655
                                                  ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 10,053      $  6,221
  Accrued payroll                                    2,623         2,514
  Accrued liabilities                                4,354         2,467
  Current portion of long-term debt                    858           667
  Current obligations under capital leases             417           319
                                                  --------      --------
          Total current liabilities                 18,305        12,188
Long-term debt, less current portion                 1,516           222
Non-current obligations under capital leases           607           414
Shareholders' equity                               155,536        50,831
                                                  --------      --------
Total liabilities and shareholders' equity        $175,964      $ 63,655
                                                  ========      ========


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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                   Three Months Ended           Six Months Ended
                                                      September 30,               September 30,
                                                 ----------------------       ----------------------
                                                   2000          1999           2000          1999
                                                 --------      --------       --------      --------
Net sales                                        $ 23,109      $ 10,731       $ 42,798      $ 20,919
Cost of goods sold                                 16,462         8,381         30,690        17,776
                                                 --------      --------       --------      --------

Gross profit                                        6,647         2,350         12,108         3,143
Operating expenses:
  Research and development                          2,452         1,444          4,709         2,883
  Selling, general and  administrative              2,848         1,942          5,489         4,169
                                                 --------      --------       --------      --------
Total operating expenses                            5,300         3,386         10,198         7,052

Income (loss) from operations                       1,347        (1,036)         1,910        (3,909)
Interest income and other, net                      1,735            78          1,997           118
                                                 --------      --------       --------      --------

Income (loss) before income tax                     3,082          (958)         3,907        (3,791)
Provision for income taxes                            462             0            586             0
                                                 --------      --------       --------      --------
Net income (loss)                                $  2,620      ($   958)      $  3,321      ($ 3,791)
                                                 ========      ========       ========      ========

Basic earnings (loss) per share                  $   0.22      ($  0.13)      $   0.31      ($  0.51)
                                                 ========      ========       ========      ========
Diluted earnings (loss) per share                $   0.21      ($  0.13)      $   0.29      ($  0.51)
                                                 ========      ========       ========      ========

Weighted average common shares outstanding         11,708         7,427         10,671         7,404
Weighted average common shares outstanding,
  assuming dilution                                12,555         7,427         11,541         7,404



                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                       Six Months Ended
                                                                -----------------------------
                                                                September 30,   September 30,
                                                                    2000            1999
                                                                -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                                 $   3,321       ($  3,791)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                              1,746           1,423
    Changes in operating assets and liabilities                      (6,265)          2,486
                                                                  ---------       ---------
Net cash used in operating activities                                (1,198)            118

INVESTING ACTIVITIES
Purchase of property and equipment                                   (5,810)           (235)
Decrease (increase) in other assets                                      --              (2)
Purchases of short-term investments                                (122,922)         (4,302)
Maturities of short-term investments                                 37,756           3,826
                                                                  ---------       ---------
Net cash used in investing activities                               (90,976)           (713)

FINANCING ACTIVITIES
Borrowings under line of credit                                          --           1,500
Payments on long-term debt                                             (410)           (333)
Borrowings on long-term debt                                          1,895              --
Payments on obligations under capital leases                           (423)            (72)
Proceeds from issuance of common stock                              101,231             297
                                                                  ---------       ---------
Net cash provided by financing activities                           102,293           1,392

Increase (decrease) in cash and cash equivalents                     10,119             797
Cash and cash equivalents at beginning of period                      8,707           1,729
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $  18,826       $   2,526
                                                                  =========       =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                                 $       1              --
     Interest                                                           173       $      76
     Capital lease obligations incurred to acquire equipment            714              --





                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2000

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

        The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2001 and fiscal 2000 ended October 1, 2000 and September 26, 1999, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

2.      INVENTORIES

        The components of inventory consist of the following:

                        September 30,      March 31,
                            2000             2000
                        -------------      ---------
                                (In Thousands)
Raw materials.........    $ 7,504          $ 3,193
Work-in-process.......     13,813           11,162
                          -------          -------
                          $21,317          $14,355
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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                               Three months ended         Six months ended
                                                  September 30,            September 30,
                                              -------------------       --------------------
                                               2000        1999          2000         1999
                                              -------      ------       -------      -------
BASIC

Net income (loss)..........................   $ 2,620      ($ 958)      $ 3,321      ($3,791)
                                              =======      ======       =======      =======

Weighted common shares outstanding.........    11,708       7,427        10,671        7,404
                                              =======      ======       =======      =======
Basic earnings (loss) per common share.....   $  0.22      ($0.13)      $  0.31      ($ 0.51)
                                              =======      ======       =======      =======


DILUTED

Net income (loss)..........................   $ 2,620      ($ 958)      $ 3,321      ($3,791)
                                              =======      ======       =======      =======

Weighted common shares outstanding.........    11,708       7,427        10,671        7,404
Dilutive effect of stock options...........       847          --           870           --
                                              -------      ------       -------      -------
Weighted common shares outstanding,
  assuming dilution........................    12,555       7,427        11,541        7,404
                                              =======      ======       =======      =======
Diluted earnings (loss) per common share...   $  0.21      ($0.13)      $  0.29      ($ 0.51)
                                              =======      ======       =======      =======


4.      COMPREHENSIVE INCOME

        Comprehensive income for the three and six month period ended September 30, 2000 was $2,773 and $3,474, respectively, and was the same as net income for the three and six month periods ended September 30, 1999.

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


        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FAS 133 will have a material impact on its consolidated financial position, results of operations or cash flows.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding expansion of our design centers in England and Northern Ireland, higher research and development spending, the ability to meet our liquidity requirements, expansion of our foundry, the possibility of entering into arrangements with new foundries, our sales to a limited number of customers, our ability to compete and improve our products for the wireless markets, an increase in competition, price declines and gross profit margins, and the proportion and amount of international sales. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks, Trends, and Uncertainties," and elsewhere in this report.


RESULT OF OPERATIONS - SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 2001:

        Total net sales increased 115% from $10.7 million for the second quarter of fiscal 2000 to $23.1 million for the second quarter of fiscal 2001. GaAs semiconductor component sales increased 190% from $4.0 million in the second quarter of fiscal 2000 to $11.6 million in the second quarter of fiscal 2001. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets and linear devices for wireless data infrastructure applications. See "Risks, Trends, and Uncertainties - Our operating results have fluctuated significantly in the past and we expect these fluctuations to continue."

        Net sales of GaAs-based subsystems increased 267%, from $2.1 million in the second quarter of fiscal 2000 to $7.7 million in the second quarter of fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios. Total net sales to defense customers decreased 17% from $4.6 million in the second quarter of fiscal 2000 to $3.8 million for second quarter of fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

        Gross margin increased from 22% of net sales in the second quarter of fiscal 2000 to 29% of net sales in the second quarter of fiscal 2001. The increase in gross margin was primarily due to the increased sales level and the related absorption of a larger portion of fixed costs due to volume increases in fiscal 2001. See "Risks, Trends, and Uncertainties - The variability of our manufacturing yields may affect our gross margins" and "Because many of our expenses are fixed, our earnings will decline if we do not meet our projected sales."

        Research and development expenses increased 70% from $1.4 million, or 13% of net sales, in the second quarter of fiscal 2000 to $2.5 million, or 11% of net sales, in the second quarter of fiscal 2001. The increase is due to increased staffing and the opening of our Lincoln, England design center. We expect to expand our design centers in Lincoln, England and Belfast, Northern Ireland, which will result in a higher level of research and development spending than we have historically expended. See "Risks, Trends, and Uncertainties - We depend heavily on our key managerial and technical personnel. If we cannot attract and retain persons for our critical management and technical functions we may be unable to compete effectively."

        Selling, general and administrative expenses increased from $1.9 million, or 18% of net sales, in the second quarter of fiscal 2000 to $2.8 million, or 12% of net sales, in the second quarter of fiscal 2001. The dollar increase was primarily due to increased selling and corporate expenses associated with the growth in business.

        Interest income and other, net increased 2,124% from $78,000 in the second quarter of fiscal 2000 to $1,735,000 in the second quarter of fiscal 2001. The increase in interest income and other, net, was primarily due to increased cash, cash equivalents, and short-term investment balances from our follow-on public offering in June 2000.


RESULT OF OPERATIONS - FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO FIRST SIX MONTHS OF FISCAL 2001:

        Total net sales increased 105% from $20.9 million for the first six months of fiscal 2000 to $42.8 million for the first six months of fiscal 2001. GaAs semiconductor component sales increased 174% from $7.4 million in the first six months of fiscal 2000 to $20.3 million in the first six months of fiscal 2001. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets and linear power devices for use in wireless data infrastructure applications. See "Risks, Trends, and Uncertainties - Our operating results have fluctuated significantly in the past and we expect these fluctuations to continue."

        Net sales of GaAs-based subsystems increased 182%, from $5.6 million in the first six months of fiscal 2000 to $15.8 million in the first six months of fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios. Total net sales to defense customers decreased 15% from $7.9 million in the first six months of fiscal 2000 to $6.7 million for first six months of fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

        Gross margin increased from 15% of net sales in the first six months of fiscal 2000 to 28% of net sales in the first six months of fiscal 2001. The increase in gross margin was primarily due to the increased sales level and the related absorption of a larger portion of fixed costs due to volume increases in fiscal 2001. See "Risks, Trends, and Uncertainties - The variability of our manufacturing yields may affect our gross margins" and "Because many of our expenses are fixed, our earnings will decline if we do not meet our projected sales."

        Research and development expenses increased 63% from $2.9 million, or 14% of net sales, in the first six months of fiscal 2000 to $4.7 million, or 11% of net sales, in the first six months of fiscal 2001. The increase is due to increased staffing and the opening of our Lincoln, England design center. We expect to expand our design centers in Lincoln, England and Belfast, Northern Ireland, which will result in a higher level of research and development spending than we have historically reported. See "Risks, Trends, and Uncertainties - We depend heavily on our key managerial and technical personnel. If we cannot attract and retain persons for our critical management and technical functions we may be unable to compete effectively."

        Selling, general and administrative expenses increased from $4.2 million, or 20% of net sales, in the first six months of fiscal 2000 to $5.5 million, or 13% of net sales, in the first six months of fiscal 2001. The dollar increase was primarily due to increased selling and administrative expenses associated with the growth in business levels.

        Interest income and other, net increased 1,592% from $118,000 in the first six months of fiscal 2000 to $1,997,000 in the first six months of fiscal 2001. The increase in interest income and other, net, was primarily due to increased cash, cash equivalents, and short-term investment balances from our follow-on public offering in June 2000.


LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of September 30, 2000, we had $18.8 million of cash and cash equivalents, $103.2 million of short-term investments and $143.4 million of working capital. In February 2000, we issued
1.5 million shares of common stock to institutional investors and received net proceeds of approximately $25.3 million. In June 2000, we issued 2.0 million shares of common stock through a follow-on public offering and received net proceeds of approximately $87.2 million. In July 2000 we issued 300,000 shares of common stock through the exercise of the over-allotment option granted to the underwriters in connection with the follow-on public offering in June 2000 and received net proceeds of approximately $13.2 million.

        On October 25, 1999, we renewed our Master Loan Agreement which expired October 31, 2000. Under that agreement, we had available credit facilities, consisting of a line of credit and letters of credit, of up to $6.0 million, subject to a borrowing base test related to our accounts receivable. As of September 30, 2000, we had no balance outstanding under our line of credit. Borrowings under the line of credit bore interest at the bank's reference rate (9.5% per annum as of September 30, 2000) plus 0.5%. Additionally, we had $725,000 in outstanding letters of credit, leaving a balance of up to $5.3 million available under the credit facility as of September 30, 2000. The credit facilities were secured by our assets.

        The Company has chosen not to renew its line of credit and allowed it to expire on October 31, 2000.

        Under the original Master Loan Agreement, we had a lease line, which subsequently converted into two separate term loans. We still have these two term loans outstanding, which expire in March and November 2001. The term loans bear interest at the bank's reference rate plus 0.5%. As of September 30, 2000, we had borrowings of $556,000 outstanding against the term loans. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.

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

        We currently operate our own foundry located in Santa Clara, California to produce GaAs semiconductor components for sale as well as for use in our GaAs-based subsystems products. Our foundry does not have sufficient capacity to meet anticipated customer demand for our GaAs semiconductor components and GaAs-based subsystems. We plan to expand the capacity of our foundry and currently expect that the expansion will be completed during fiscal 2001. If the expansion is not completed on a timely basis, we may not be able to meet our planned production requirements which could result in a loss of customers and sales which would harm our business.

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

        A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2000 and the first six months of fiscal 2001, sales to our top ten customers accounted for approximately 61% and 73% of our net sales, respectively. Motorola accounted for approximately 15% of our net sales during fiscal 2000 and approximately 19% during the first six months of fiscal 2001. P-COM accounted for approximately 11% of our net sales during fiscal 2000. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. In addition, the mix of our major customers has shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in fiscal 1999, our net sales were adversely affected when a major customer cancelled a significant order as a result of a decline in demand for point to point radio networks.

OUR BACKLOG MAY NOT RESULT IN SALES.

        Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of September 30, 2000, our backlog was approximately $87 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. A significant portion of our backlog as of September 30, 2000 represents orders whose requested shipment dates have passed, some by more than six months. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

        Of our current backlog, approximately 21% is attributable to orders received from one customer. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS WHICH MAY HARM OUR BUSINESS.

        During the first six months of fiscal 2001, sales from international customers accounted for 41% of our net sales. In fiscal 2000, sales from international customers accounted for 22% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

                           PART 2 - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders


               The Company's Annual Meeting of Shareholders was held on August 3, 2000. The results of the voting were as follows:

        Proposal 1: Election of the Board of Directors of the Company.

               Nominee                      Votes For            Votes Withheld
               -------                      ---------            --------------
               Tamer Husseini               6,842,792                255,810
               Robert J. Gallagher          6,842,792                255,810
               Thomas W. Hubbs              5,581,046              1,517,556
               William D. Rasdal            6,842,792                255,810
               Charles P. Waite             5,245,596              1,853,006

        Proposal 2: Amendment to Articles of Incorporation to Increase
                    Authorized Common Stock.

                             Votes For:             6,622,903
                             Votes Against:           469,173
                             Votes Abstaining:          6,526

        Proposal 3: Amendment to the 1994 Stock Option Plan.

                             Votes For:            4,815,089
                             Votes Against:        2,279,769
                             Votes Abstaining:         3,744

        Proposal 4: Ratification of Ernst & Young LLP as the Company's
                    independent auditors for the fiscal year ending March 31, 20001

                             Votes For:            7,091,999
                             Votes Against:            2,701
                             Votes Abstaining:         3,902

Part II


Item 6. Exhibits and Reports on Form 8-K


        A.      Exhibits

           Number
           ------
           27.       Financials Statements included herein

        B. No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Celeritek, Inc.
                                                  (Registrant)



Date:   November 13, 2000                    /s/  MARGARET  E. SMITH
                                          --------------------------------------
                                          Margaret E. Smith, Vice President,
                                          Chief Financial Officer and Assistant
                                          Secretary

                                 EXHIBIT INDEX



Exhibits          Description
--------          -----------
  27.             Financial Statements included herein