Form 10-Q
period 2000-12-31
CELERITEK INC/CA
filed 2001-02-09
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to__________.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE:  11,919,664  SHARES AS OF JANUARY 31, 2000

                                 CELERITEK, INC.



                                                                                 PAGE
                                                                                ------
PART I:        FINANCIAL INFORMATION


      Item 1:  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                                1
               December 31, 2000 and March 31, 2000

               Condensed Consolidated Statements of Operations:                      2
               Three and nine months ended December 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows:                      3
               Nine months ended December 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements                  4


      Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        7 - 22

      Item 3:  Quantitative and Qualitative Disclosures about Market Risk           23



PART II:       OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K                                     24


SIGNATURES                                                                          25

    CELERITEK, INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS
    (In Thousands)

                                                     December 31,   March 31,
                                                        2000          2000
                                                     -----------    --------
                                                     (Unaudited)     (Note)
    ASSETS
    Current assets:
      Cash and cash equivalents                       $ 11,350      $  8,707
      Short-term investments                           102,883        18,009
      Accounts receivable, net                          21,497        11,909
      Inventories                                       21,816        14,355
      Prepaid expenses, other current assets,
        and deferred tax assets                          3,429         1,182
                                                      --------      --------
               Total current assets                    160,975        54,162
    Property and equipment, net                         16,789         9,401
    Other assets                                         2,508            92
                                                      --------      --------
    Total assets                                      $180,272      $ 63,655
                                                      ========      ========

    LIABILITIES & SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                $  8,390      $  6,221
      Accrued payroll                                    2,072         2,514
      Accrued liabilities                                5,213         2,467
      Current portion of long-term debt                  1,407           667
      Current obligations under capital leases             413           319
                                                      --------      --------
              Total current liabilities                 17,495        12,188
    Long-term debt, less current portion                 4,075           222
    Non-current obligations under capital leases           213           414
    Shareholders' equity                               158,489        50,831
                                                      --------      --------
    Total liabilities and shareholders' equity        $180,272      $ 63,655
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

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                      December 31,                 December 31,
                                                 ----------------------       ----------------------
                                                   2000          1999           2000          1999
                                                 --------      --------       --------      --------
Net sales                                        $ 24,245      $ 11,822       $ 67,043      $ 32,741
Cost of goods sold                                 18,505        10,806         49,195        28,582
                                                 --------      --------       --------      --------

Gross profit                                        5,740         1,016         17,848         4,159
Operating expenses:
  Research and development                          2,613         1,644          7,322         4,527
  Selling, general and  administrative              2,198         2,515          7,687         6,684
                                                 --------      --------       --------      --------
Total operating expenses                            4,811         4,159         15,009        11,211

Income (loss) from operations                         929        (3,143)         2,839        (7,052)
Interest income and other, net                      2,141            18          4,138           136
                                                 --------      --------       --------      --------

Income (loss) before income tax                     3,070        (3,125)         6,977        (6,916)
Provision for income taxes                            461             0          1,047             0
                                                 --------      --------       --------      --------
Net income (loss)                                $  2,609      ($ 3,125)      $  5,930      ($ 6,916)
                                                 ========      ========       ========      ========

Basic earnings (loss) per share                  $   0.22      ($  0.42)      $   0.54      ($  0.93)
                                                 ========      ========       ========      ========
Diluted earnings (loss) per share                $   0.21      ($  0.42)      $   0.50      ($  0.93)
                                                 ========      ========       ========      ========

Weighted average common shares outstanding         11,842         7,464         11,061         7,424
Weighted average common shares outstanding,
  assuming dilution                                12,667         7,464         11,916         7,424



                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                      Nine Months Ended
                                                                 ---------------------------
                                                                 December 31,    December 31,
                                                                    2000            1999
                                                                 -----------     -----------
OPERATING ACTIVITIES
Net income (loss)                                                 $   5,930       $  (6,916)
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                              2,703           2,089
    Changes in operating assets and liabilities                     (14,724)          3,968
                                                                  ---------       ---------
Net cash used in operating activities                                (6,091)           (859)

INVESTING ACTIVITIES
Purchase of property and equipment                                   (9,313)         (2,391)
Decrease (increase) in other assets                                  (2,362)             (2)
Purchases of short-term investments                                (150,134)         (4,302)
Maturities of short-term investments                                 65,260           6,138
                                                                  ---------       ---------
Net cash used in investing activities                               (96,549)           (557)

FINANCING ACTIVITIES
Payments under line of credit                                            --            (750)
Borrowings under line of credit                                          --           3,000
Payments on long-term debt                                             (721)           (555)
Borrowings on long-term debt                                          5,314              --
Payments on obligations under capital leases                           (821)           (101)
Proceeds from issuance of common stock                              101,511             377
                                                                  ---------       ---------
Net cash provided by financing activities                           105,283           1,971

Increase (decrease) in cash and cash equivalents                      2,643             555
Cash and cash equivalents at beginning of period                      8,707           1,729
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $  11,350       $   2,284
                                                                  =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                 $       1              --
     Interest                                                           256             151
     Capital lease obligations incurred to acquire equipment            714              --


                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2000

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

        The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2001 and fiscal 2000 ended December 31, 2000 and January 2, 2000, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

2.      INVENTORIES

        The components of inventory consist of the following:

                                  December 31,   March 31,
                                     2000          2000
                                  -----------    --------
                                        (In Thousands)
Raw materials ................      $ 9,945      $ 3,193
Work-in-process ..............       11,871       11,162
                                    -------      -------
                                    $21,816      $14,355
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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                       Three months ended          Nine months ended
                                                           December 31,               December 31,
                                                      --------------------       --------------------
                                                       2000         1999          2000         1999
                                                      -------      -------       -------      -------
BASIC

Net income (loss) ..............................      $ 2,609      $(3,125)      $ 5,930      $(6,916)
                                                      =======      =======       =======      =======

Weighted common shares outstanding .............       11,842        7,464        11,061        7,424
                                                      =======      =======       =======      =======
Basic earnings (loss) per common share .........      $  0.22      $( 0.42)      $  0.54      $ (0.93)
                                                      =======      =======       =======      =======


DILUTED

Net income (loss) ..............................      $ 2,609      $(3,125)      $ 5,930      $(6,916)
                                                      =======      =======       =======      =======

Weighted common shares outstanding .............       11,842        7,464        11,061        7,424
Dilutive effect of stock options ...............          825           --           855           --
                                                      -------      -------       -------      -------
Weighted common shares outstanding,
  assuming dilution ............................       12,667        7,464        11,916        7,424
                                                      =======      =======       =======      =======
Diluted earnings (loss) per common share .......      $  0.21      $ (0.42)      $  0.50      $ (0.93)
                                                      =======      =======       =======      =======



4.      COMPREHENSIVE INCOME

        Comprehensive income for the three and nine month period ended December 31, 2000 was $2,825 and $6,146, respectively, and was the same as net income for the three and nine month periods ended December 31, 1999.

5.      RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. This is effective December 31, 2000. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 did not have a material effect on the financial position or results of operations.

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

                - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

                - the accounting for an exchange of stock compensation awards in a business combination.

                In general, this Interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not impact on our financial position or results of operations.


        In June 1998, In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The adoption SFAS No. 133 (as amended by SFAS No. 138) is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding expansion of our design centers in England and Northern Ireland, higher research and development spending, the ability to meet our liquidity requirements, expansion of our foundry, the possibility of entering into arrangements with new foundries, our sales to a limited number of customers, our ability to compete and improve our products for the wireless markets, an increase in competition, price declines and gross profit margins, and the proportion and amount of international sales. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors such as, "Our in-house foundry capacity is limited," "We depend on a small number of original equipment manufacturers as customers," "Our backlog may not result in sales," and including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks, Trends, and Uncertainties," and elsewhere in this report.


RESULT OF OPERATIONS -- THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 2001:

        Total net sales increased 105% from $11.8 million for the third quarter of fiscal 2000 to $24.2 million for the third quarter of fiscal 2001. GaAs semiconductor component sales increased 202% from $4.3 million in the third quarter of fiscal 2000 to $13.0 million in the third quarter of fiscal 2001. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets and linear devices for wireless data infrastructure applications, which were not significant in the third quarter fiscal 2000. See "Risks, Trends, and Uncertainties -- Our operating results have fluctuated significantly in the past and we expect these fluctuations to continue."

        Net sales of GaAs-based subsystems increased 105%, from $3.9 million in the third quarter of fiscal 2000 to $8.0 million in the third quarter of fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios and satellite transceivers. Total net sales to defense customers decreased 11% from $3.6 million in the third quarter of fiscal 2000 to $3.2 million for third quarter of fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

        Gross margin increased from 9% of net sales in the third quarter of fiscal 2000 to 24% of net sales in the third quarter of fiscal 2001. The increase in gross margin was primarily due to the increased sales level and the related absorption of a larger portion of fixed costs due to volume increases in fiscal 2001. See "Risks, Trends, and Uncertainties

-- The variability of our manufacturing yields may affect our gross margins" and "Because many of our expenses are fixed, our earnings will decline if we do not meet our projected sales."

        Research and development expenses increased 59% from $1.6 million, or 14% of net sales, in the third quarter of fiscal 2000 to $2.6 million, or 11% of net sales, in the third quarter of fiscal 2001. The increase is due to increased staffing and the opening of our Lincoln, England design center. We expect to expand our design centers in Lincoln, England and Belfast, Northern Ireland, which will result in a higher level of research and development spending than we have historically expended. See "Risks, Trends, and Uncertainties - We depend heavily on our key managerial and technical personnel. If we cannot attract and retain persons for our critical management and technical functions we may be unable to compete effectively."

        Selling, general and administrative expenses decreased from $2.5 million, or 21% of net sales, in the third quarter of fiscal 2000 to $2.2 million, or 9% of net sales, in the third quarter of fiscal 2001. The decrease was primarily due to decreased selling costs associated with the change in product mix to lower commissioned, high volume products.

        Interest income and other, net increased from $18,000 in the third quarter of fiscal 2000 to $2.1 million in the third quarter of fiscal 2001. The increase in interest income and other, net, was primarily due to increased cash, cash equivalents, and short-term investment balances from our follow-on public offering in June 2000 by which we raised $100.4 million (including the over-allotment option).


RESULT OF OPERATIONS -- FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL 2001:

        Total net sales increased 105% from $32.7 million for the first nine months of fiscal 2000 to $67.0 million for the first nine months of fiscal 2001. GaAs semiconductor component sales increased 185% from $11.7 million in the first nine months of fiscal 2000 to $33.3 million in the first nine months of fiscal 2001. The increase in the semiconductor component sales was the result of an increase in the sales of GaAs RF power amplifiers for use in mobile handsets and linear power devices for use in wireless data infrastructure applications, which were not significant in the first nine months of fiscal 2000. See "Risks, Trends, and Uncertainties -- Our operating results have fluctuated significantly in the past and we expect these fluctuations to continue."

        Net sales of GaAs-based subsystems increased 151%, from $9.5 million in the first nine months of fiscal 2000 to $23.8 million in the first nine months of fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios and satellite transceivers. Total net sales to defense customers decreased 14% from $11.5 million in the first nine months of fiscal 2000 to $9.9 million for first nine months of fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

        Gross margin increased from 13% of net sales in the first nine months of fiscal 2000 to 27% of net sales in the first nine months of fiscal 2001. The increase in gross margin was primarily due to the increased sales level and the related absorption of a larger portion of fixed costs due to volume increases in fiscal 2001. See "Risks, Trends, and Uncertainties -- The variability of our manufacturing yields may affect our gross margins" and "Because many of our expenses are fixed, our earnings will decline if we do not meet our projected sales."

        Research and development expenses increased 62% from $4.5 million, or 14% of net sales, in the first nine months of fiscal 2000 to $7.3 million, or 11% of net sales, in the first nine months of fiscal 2001. The increase is due to increased staffing and the opening of our Lincoln, England design center. We expect to expand our design centers in Lincoln, England and Belfast, Northern Ireland, which will result in a higher level of research and development spending than we have historically reported. See "Risks, Trends, and Uncertainties - We depend heavily on our key managerial and technical personnel. If we cannot attract and retain persons for our critical management and technical functions we may be unable to compete effectively."

        Selling, general and administrative expenses increased from $6.7 million, or 20% of net sales, in the first nine months of fiscal 2000 to $7.7 million, or 11% of net sales, in the first nine months of fiscal 2001. The overall year to date dollar increase was primarily due to increased administrative expenses associated with the growth in business levels.

        Interest income and other, net increased from $136,000 in the first nine months of fiscal 2000 to $4.1 million in the first nine months of fiscal 2001. The increase in interest income and other, net, was primarily due to increased cash, cash equivalents, and short-term investment balances from our follow-on public offering in June 2000 by which we raised $100.4 million (including the over-allotment option).


LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of December 31, 2000, we had $11.4 million of cash and cash equivalents, $102.9 million of short-term investments and $143.5 million of working capital. Our liquidity and capital resources have substantially increased over the past nine months due to sales of our common stock to the public. In February 2000, we issued 1.5 million shares of common stock in a private placement to institutional investors and received net proceeds of approximately $25.3 million. In June 2000, we issued 2.0 million shares of common stock through a follow-on public offering and received net proceeds of approximately $87.2 million. In July 2000 we issued 300,000 shares of common stock through the exercise of the over-allotment option granted to the underwriters in connection with the follow-on public offering in June 2000 and received net proceeds of approximately $13.2 million.

        On October 25, 1999, we renewed our Master Loan Agreement. The Company has chosen not to renew its line of credit and allowed the Master Loan Agreement to expire on October 31, 2000. As of December 31, 2000, we have $725,000 in outstanding letters of credit which are secured by our assets.

        Under the original Master Loan Agreement, we had a lease line, which subsequently converted into two separate term loans. We still have these two term loans outstanding, which expire in March and November 2001. The term loans bear interest at the bank's reference rate (9.5% as of December 31, 2000) plus 0.5%. As of December 31, 2000, we had borrowings of $389,000 outstanding against the term loans. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.

        In December 2000, we invested approximately $2.4 million in Suntek Compound Semiconductor Co. LTD, a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production in 18 to 24 months. We believe this investment will assist in securing a portion of Suntek's capacity for our use although we have not yet entered into a written agreement for the purchase of product. If Suntek is not successful or is delayed in completing the construction of their facility of if we do not execute a capacity purchase agreement with Suntek, we may have difficulty in meeting our capacity requirements and might have to write down this investment. We have accounted for this investment on a cost basis.

        We believe our current cash resources, combined with cash generated from operations and borrowings available from our equipment leasing sources should be sufficient to meet our liquidity requirements through at least the next fiscal year.


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

WE MAY NOT EFFECTIVELY MANAGE POSSIBLE FUTURE GROWTH.

        The wireless communication industry's rapid growth has caused our business to expand in size and complexity at a pace we have not encountered in the past. The recent expansion of our customer base and product line has placed significant demands on our management and operations. In addition, our business has shifted recently to rely more upon the commercial mobile handset and infrastructure markets and less on the defense industry. Our systems, procedures or controls may not be adequate to support these increased demands and shifts in market emphasis. We may not be able to achieve the rapid expansion necessary to meet our current orders. For example, a significant portion of our approximately $65 million backlog as of March 31, 2000 represents orders whose requested shipment dates have passed, some by more than nine months. If we cannot successfully manufacture our products in the future at volumes, yields or cost levels necessary to meet our customers' needs, we may lose customers and our net sales will suffer. We do not know if we will be able to manage our future growth and increasing emphasis on the mobile handset and infrastructure markets and customers, and the failure to do so could seriously harm our business.

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

        Even if our planned expansion is successfully completed, our in-house capacity will not be sufficient by itself to satisfy anticipated demand and our growth objectives. Accordingly, in order to meet increasing customer demand, we entered into a contract in December 2000 with a third party foundry located in Los Angeles, California. This contract obligates us to purchase a certain level of products in exchange for a commitment by this foundry to reserve capacity for our use. In the event we have an unanticipated decrease in demand, this commitment would require us to purchase products in excess of our needs or to pay a cancellation charge. Each product submitted to this foundry for processing must go through a qualification process. There can be no assurance that the particular products demanded in any one quarter by our customers will be products that have been qualified for production in the foundry. If this foundry does not deliver to us the GaAs semiconductor components we request in a timely manner at acceptable yields, we would not be able to satisfy customer demand for our products on a timely basis. In addition, our use of this third party foundry can be subject to approval by our customers. If our customers do not approve of the use of this foundry, we may not be able to fulfill their orders for our products.

        In December 2000, we invested approximately $2.4 million in Suntek Compound Semiconductor Co. LTD, a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production in 18 to 24 months. We believe this investment will assist in securing a portion of Suntek's capacity for our use although we have not yet entered into a written agreement for the purchase of product. If Suntek is not successful or is delayed in completing the construction of their facility of if we do not execute a capacity purchase agreement with Suntek, we may have difficulty in meeting our capacity requirements and might have to write down this investment. We have accounted for this investment on a cost basis.

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

        Qualifying a new foundry can take nine months or longer. We may not be able to make any such arrangements in a timely fashion or at all, and these arrangements, if any, may not be favorable to us. Our increasing reliance on third party foundries means we have less control over delivery schedules, manufacturing yields and costs. Our relationship with outside foundries will also require us to successfully manage and coordinate our production through third parties over which we have limited or no control. If we are not successful in effectively managing and coordinating our in-house manufacturing capabilities with the independent foundries, our integrated component production could be disrupted and fail to meet our requirements which could severely harm our business.

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

        A substantial portion of our sales is derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2000, sales to our top ten customers accounted for approximately 61% of our net sales. For the first nine months of fiscal 2001, sales to our top ten customers increased to 72% of our net sales.

Motorola accounted for approximately 15% of our net sales during fiscal 2000 and approximately 16% during the first nine months of fiscal 2001. P-COM accounted for approximately 11% of our net sales during fiscal 2000. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. In addition, the mix of our major customers has shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in fiscal 1999, our net sales were adversely affected when a major customer cancelled a significant order as a result of a decline in demand for point to point radio networks.

OUR BACKLOG MAY NOT RESULT IN SALES.

        Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of December 31, 2000, our backlog was approximately $92 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. A significant portion of our backlog as of December 31, 2000 represents orders whose requested shipment dates have passed, some by more than nine months. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

        Of our current backlog, approximately 16% is attributable to orders received from one customer. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

        A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

        A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our computer systems, which are primarily located in or near our principal headquarters in Santa Clara, California. Santa Clara exists on or near a known earthquake fault zone. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state, and this could interrupt the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.


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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS WHICH MAY HARM OUR BUSINESS.

        During the first nine months of fiscal 2001, sales from international customers accounted for 42% of our net sales. This is a substantial increase from fiscal 2000, during which time sales from international customers accounted for 22% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Part II


Item 6.        Exhibits and Reports on Form 8-K

      A.       Exhibits

               Number

               10.   Suntek Compound Semiconductor Co. LTD

      B. No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Celeritek, Inc.
                                                     (Registrant)



Date:   February 9, 2001                        /s/  MARGARET  E. SMITH
                                             --------------------------
                                             Margaret E. Smith, Vice President,
                                             Chief Financial Officer and
                                             Assistant Secretary

                                 EXHIBIT INDEX


Exhibit
 Number                     Description
--------                    -----------
10.            Suntek Compound Semiconductor Co. LTD
27.            Financials Statements included herein