Form 10-K
period 2001-03-31
CELERITEK INC/CA
filed 2001-06-01
CIK 919583

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 27, 2001, was approximately $105,084,782 based upon the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On April 27, 2001, approximately 11,934,186 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 2001, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The "Business" section and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have attempted to identify forward-looking statements by terminology including "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of these terms or other comparable terminology. These statements relate to future events or our future performance, and include statements concerning our beliefs or expectations regarding: the growth of the wireless communications market, of mobile wireless devices and in wireless access to the Internet; the growth in CDMA subscribers and the possibility that third generation technology will be based on CDMA; the expansion of third generation technology; the development of new, and upgrading of existing, networks; our plans to become the leading provider of GaAs semiconductor components and GaAs-based systems for the wireless market; our intent to leverage our GaAs expertise to address emerging trends in broadband markets; our strategy to pursue vertical integration of our design and manufacturing processes; our desire to form lasting customer relationships by working with customers early in the development process; our expectation that sales to a limited number of customers will account for a high percentage of our sales; our belief that our existing facilities are adequate for our current needs and that additional space will be available as needed and our ability to meet our liquidity requirements through at least the next year.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in a number of sections of this Form 10-K, including those under "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear.

ITEM 1. BUSINESS

OVERVIEW

     Formed in California in 1984, we design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless and wireline communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in point to point and point to multipoint microwave radios addressing the high capacity wireless SONET/SDH networks. In addition, we sell our subsystem products to major defense contractors.

INDUSTRY BACKGROUND

  Growth in the Wireless Communications Industry

     The market for wireless communications has grown rapidly and has become quite large. Wireless communications are used by consumers for mobile voice and, increasingly, data. Wireless communication is also an important element of modern networks as service providers are using wireless technology as an effective and less costly means of transmitting voice and data over portions of their networks.

     Although the long-term potential for growth in the broadband communications markets is strong, these markets are currently experiencing a slow down in demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection.

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

  Wireless Infrastructure Network Buildout

     Service providers have been upgrading their existing networks or developing new networks to take advantage of new wireless technologies as they emerge. Service providers must choose between constructing their networks using traditional wireline infrastructure, wireless infrastructure or a combination of both. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. Many service providers are installing wireless networks because they are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction of traditional wireline networks. Notwithstanding the relatively lower cost of wireless networks, there is still a significant period of investment in network installation before subscriber revenues reach a substantial level. In recent months, softness in the US capital markets caused a slow down in the wireless and wireline communications network markets. Several US competitive local exchange carriers, or CLECs, have filed for Chapter 11 bankruptcy protection.

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

  Challenges Facing Broadband Wireless System Providers

     To meet the demand for wireless infrastructure solutions, as well as to construct and augment mobile wireless systems to meet growing subscriber demand, service providers are turning to systems integrators and original equipment manufacturers, or OEMs, to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated, reliable subsystems in a cost-effective manner. By outsourcing subsystems, OEMs can accelerate their time to market and leverage their core competencies of full system design and integration. Additionally, OEMs can promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

  GaAs Semiconductor Components and GaAs-based Subsystems Increasingly Address the Requirements of Broadband Wireless Systems

     Manufacturers of mobile handsets and telecommunications systems are increasingly looking to GaAs solutions because of their requirements for efficient power consumption and faster integrated circuits for high bandwidth, high performance communications products. Compared to silicon, GaAs has inherent physical properties that allow electrons to move several times faster. This translates into improved linear efficiency and higher frequency performance. The linearity, or ability to amplify a signal with minimal distortion, and efficiency, a measure of the strength of an amplified signal relative to the amount of power consumed, are criteria that become more challenging in broadband wireless applications. For example, GaAs semiconductor components in mobile handsets used in transmitter applications are more power efficient than silicon based components. This efficiency allows for longer battery life or use of smaller batteries.

     Highly integrated GaAs-based subsystems also leverage the benefits of GaAs technology to offer compact, broadband wireless solutions. GaAs-based subsystems with high linear efficiency are critical to a service provider's ability to reduce interference levels and increase system capacity. Applications that incorporate GaAs-based subsystems include radio applications at millimeter wave frequencies. Since these GaAs-based products are complex, highly integrated components and hard to produce in volume, many manufacturers are looking to outsource these components and subsystems.

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

  Extensive Expertise in GaAs Technologies

     We believe our 16 years of experience with GaAs technology has enabled us to manufacture high performance GaAs semiconductor components and GaAs-based subsystems. Our expertise allows us to deliver high quality products to our customers by balancing the latest GaAs technology with advanced manufacturing techniques. In particular, we are able to manufacture GaAs semiconductor components that meet the more challenging CDMA linearity requirements, as well as TDMA requirements. This ability stems from our proficiency with different GaAs semiconductor processes, such as metal semiconductor field effect transistor, or MESFET, pseudo-morphic high electron mobility transistor, or pHEMT, and the indium gallium phosphide method of heterojunction bipolar transistor, or InGaP HBT.

  Millimeter Wave Frequency Expertise

     Many of our subsystem products operate in millimeter wave frequency ranges as high as 40 gigahertz, or GHz. Higher frequencies offer more data transmission capacity. Wireless solutions at these frequencies require individual building blocks with demanding tolerances and specifications, which can be difficult to produce in volume. We believe our circuit design expertise, internally produced GaAs semiconductor components, extensive experience and understanding in how to better integrate functionality at these frequencies provides us with a technical advantage. We believe that our expertise results in simpler, more robust, and higher performance solutions for our subsystem customers. It has also enabled us to produce new products targeted for high-speed fiber optic applications of up to 40 gigabits per second, or Gbps.

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

  Design Expertise

     Our expertise in RF and microwave design allows us to effectively select and integrate appropriate circuit blocks to achieve high level functionality with cost-effective performance for our customers. This is typically a very difficult problem as bandwidth, or data rate, requirements of these systems increase. We believe our technical advantage stems from selecting appropriate high level functionality with low parts count and complexity. This advantage translates into reliable, simple and more manufacturable products. In addition to the vertical integration benefits that come from our in-house GaAs fabrication, we also produce our own circuits and components for subsystem applications. These capabilities support higher levels of integration for our products. For example, our design expertise enabled us to develop our semiconductor InGaP HBT power modules for mobile handsets.

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

  Leverage our Expertise in Linear Efficient GaAs Technology and Integration

     We intend to continue to use our expertise in GaAs and integration to address emerging trends in broadband markets. For example, we recently introduced our InGaP HBT power amplifier modules, which offer our mobile handset customers an integrated solution involving fewer parts, greater ease of use, smaller size and higher linear efficiency as compared to power amplifiers produced using other GaAs processes. We believe our modules will also address our customers' needs for reduced parts count and number of suppliers. Our GaAs-based subsystem products, such as our point to point radio products, integrate circuits produced in-house and GaAs semiconductor components to address customer demand for compact subsystems.

  Further Penetrate High-Growth Broadband Markets

     We target both existing and emerging high-growth broadband markets. We seek to further increase the penetration of our GaAs semiconductor components and GaAs-based subsystem products in existing and growing voice driven markets, which include handsets and point to point networks. Our strategy is to further penetrate emerging broadband markets, which include data handsets and fiber optic networks.

     We believe data rates in fiber optic markets are driving demand for higher frequency components. Our high frequency expertise positions us to penetrate these wireline broadband markets. For example, we have developed high performance 20 GHz driver amplifier solutions for the emerging 10 Gbps, or OC-192, high-speed fiber optic market.

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

  Expand Relationships with Leading Worldwide Manufacturers of Wireless Infrastructure Equipment

     Our strategy is to form lasting customer relationships by working closely with our customers early in the development process. By working with our customers throughout the entire development process, we believe we are able to provide final solutions tailored to their cost and performance goals. We have developed relationships with large wireless customers, including Motorola, DMC Stratex Networks, P-Com, and Ericsson. We believe that our customer relationships also allow us to develop insight into their requirements and to design specific products that meet their needs by rapidly delivering product designs and volume production. In addition, we do not generally compete with our customers and we believe, as a result, they are more willing to openly discuss with us their proprietary technologies and development plans.

PRODUCTS

     We design, develop, manufacture and market GaAs semiconductor components and GaAs-based subsystems.

  GaAs Semiconductor Components

     We offer our GaAs semiconductor components to customers for use in the wireless communications markets, and integrate them into our own GaAs-based subsystems.

-----------------------------------------------------------------------------------------------------------
 MARKET                     SEMICONDUCTOR COMPONENTS   APPLICATIONS               PRODUCT BENEFITS
-----------------------------------------------------------------------------------------------------------
 Mobile Handsets            - Power amplifier RFICs    Transmitter portion of     - Lengthens talk time
                            - HBT Power Modules        cellular and PCS CDMA,     - Increases data capacity
                            - Driver RFICs             TDMA, and, in the future,    up to 2 Mbps
                                                       3G mobile handsets, for    - Decreases size of
                                                       voice and data               handsets
                                                                                  - Decreases battery
                                                                                    voltage
                                                                                  - Increases integration
-----------------------------------------------------------------------------------------------------------
 Wireless Infrastructure    - Power amplifier RFICs    Transmitter and receiver   - Increases range
                            - Power transistors        portions of cellular,      - Increases data capacity
                            - Low noise transistors    GSM, and PCS wireless        up to 2 Mbps
                                                       infrastructure equipment   - Reduces size of base
                                                                                    stations
-----------------------------------------------------------------------------------------------------------
 Fixed Wireless             - Power amplifier RFICs    Transmitter portion of     - Increases data capacity
                            - Power transistors        1.9 GHz, 2.4 GHz and 3.5     up to 2 Mbps
                            - Low noise transistors    GHz fixed wireless base    - Lengthens battery back
                            - Driver RFICs             stations and subscriber      up
                                                       terminals                  - Reduces size of base
                                                                                    stations
-----------------------------------------------------------------------------------------------------------
 Point to Point and Point   - Millimeter wave          Transmitter and receiver   - Provides a secure
 to Multipoint                microwave monolithic     portions of our GaAs-      source of supply and
                              integrated circuits      based subsystems             reduce the cost of our
                              (MMICs)                                               GaAs-based subsystems
-----------------------------------------------------------------------------------------------------------
 Satellite                  - Microwave and            Transmitter portions of    - Provides a secure
                              millimeter wave MMICs    our GaAs-based subsystems  source of supply and
                                                                                    reduces the cost of our
                                                                                    GaAs-based subsystems
-----------------------------------------------------------------------------------------------------------
 Fiber Optic*               - Driver amplifier MMICs   OC-192 20 fiber optic      - Increases data capacity
                                                       external modulator           up to 10 Gbps
                                                       applications               - Reduces data errors
-----------------------------------------------------------------------------------------------------------

---------------
* Products that have not commenced volume shipments.

  GaAs-based Subsystems

     Our GaAs-based subsystems address the needs of wireless communication markets for voice and data.

-----------------------------------------------------------------------------------------------------------
 MARKET                     SEMICONDUCTOR COMPONENTS   APPLICATIONS               PRODUCT BENEFITS
-----------------------------------------------------------------------------------------------------------
 Point to Point             - Power amplifiers         Transmitter and receiver   - Increases range
                            - Low noise amplifiers     portion of microwave and   - Reduces size of
                            - Transceivers             millimeter wave radios       terminals
                            - Complete radio outdoor   for medium capacity voice  - Increases integration
                              units, or ODUs           and data                   - Increases data rates up
                                                                                    to 44 Mbps
-----------------------------------------------------------------------------------------------------------
 Point to Multipoint        - Linear amplifiers        Transmitter and receiver   - Increases data capacity
                            - Low noise amplifiers     portion of millimeter        up to 44 Mbps
                            - Low phase noise sources  wave radios for high       - Reduces size of
                            - Transceivers             capacity voice and data    terminal
                            - Complete radio ODUs                                 - Reduces data errors
                                                                                  - Reduces sensitivity to
                                                                                    vibration
-----------------------------------------------------------------------------------------------------------
 Wireless SONET/SDH         - Linear amplifiers        Transmitter and receiver   - Increases data capacity
                            - Low noise amplifiers     portion of millimeter        up to 610 Mbps
                            - Low phase noise          wave radios for very high  - Reduces size of
                              sources                  capacity data              terminal
                            - Transceivers                                        - Reduces data errors
                            - Complete radio ODUs                                 - Reduces sensitivity to
                                                                                    vibration
-----------------------------------------------------------------------------------------------------------
 Defense                    - Amplifiers               Electronic                 - Increases integration
                            - Transceivers             countermeasures and
                                                       warning systems
-----------------------------------------------------------------------------------------------------------
 Satellite -- Retail        - Transmit ODUs            Two way satellite ground   - Reduces size of
                                                       terminals for point of     terminal
                                                       sale transactions and      - Reduces data errors
                                                       remote monitoring          - Reduces size of
                                                                                  terminal
-----------------------------------------------------------------------------------------------------------

CUSTOMERS

     We sell our GaAs semiconductor components and GaAs-based subsystems products primarily to commercial OEMs, who integrate these products into both wireless mobile handsets and broadband wireless infrastructure equipment and networks. We also sell our subsystem products to major defense contractors.

     Our largest semiconductor component customers for the fiscal year ended March 31, 2001, were Motorola, Metricom and Ericsson. Our largest subsystem customers for the fiscal year ended March 31, 2001 were DMC Stratex Networks, P-Com, Gilat Satellite and ITT Aerospace.

     A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2001, Motorola accounted for approximately 21% of net sales, and DMC Stratex Networks accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2000, Motorola accounted for approximately 15% of net sales, and P-Com accounted for approximately 11% of net sales. In the fiscal year ended March 31, 1999, no customer accounted for more than 10% of net sales. Sales to our top ten customers accounted for approximately 72% of our net sales in fiscal 2001 and 61% in fiscal 2000. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. Of our current backlog, approximately 45% is attributable to orders received from Motorola. Please see the section of this Report entitled "Risk Factors" for a description of risks related to our backlog and customer concentration.

     Sales to international customers were $35.3 million, which accounted for 41% of net sales in fiscal 2001, $10.7 million, which accounted for 22% of net sales in fiscal 2000, and $8.4 million, which accounted for 21% of net sales in fiscal 1999. In addition, many of our domestic customers sell their products outside of the United States. Please see the section of this Report entitled "Risk Factors" for a description of risks related to our international sales and operations.

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

  Gallium Arsenide

     GaAs is a semiconductor material that has an electron mobility several times faster than silicon. As a result, it is possible to design GaAs circuits that operate at significantly higher frequencies than silicon circuits. GaAs circuits can be designed to consume less power, amplify with more linearity, and operate more efficiently at lower voltages than silicon circuits. This means that transceiver products operate with smaller batteries for a longer period of time. Low voltage linear efficiency makes GaAs circuits well suited for power amplifiers operating in CDMA, TDMA and 3G systems. High frequency GaAs technology supports millimeter wave MMICs for transceivers and other components for integration into GaAs-based subsystem products. High frequency GaAs technology also facilitates the support of the high-speed fiber optic market. Our GaAs technology provides repeatability and control through our proprietary
0.25 micron semiconductor fabrication process.

  GaAs Processes

     We utilize a broad range of GaAs production processes, which provide us with flexibility in designing products to suit the needs of our customers, including the following:

     - Metal semiconductor field effect transistor, or MESFET, is a production process characterized by lower initial wafer costs and fewer processing steps than newer processes, such as InGaP HBT. Semiconductor products manufactured using MESFET need two power supplies, a positive and negative, and have a larger die size. These products are generally used in infrastructure applications.

     - Pseudo-morphic high electron mobility transistor, or pHEMT, is a production process characterized by low voltage and high frequency performance, which is superior to the MESFET process. pHEMT also requires a positive and negative power supply like MESFET. pHEMT is used in current generation CDMA power amplifiers, high frequency MMICs for GaAs-based subsystems and our fiber optic driver products.

     - Heterojunction bipolar transistor, or HBT, processes have a bipolar structure, similar to that used in traditional high frequency analog applications, rather than the FET structure utilized in MESFET and pHEMT processes. The bipolar structure of HBT enables the use of a single power supply and can be disabled with a digital control signal in contrast with MESFET and pHEMT, both of which require two supplies and supply switching components. Additionally, HBT devices generally have superior linear efficiency relative to MESFET and pHEMT. HBT devices generally involve more processing steps than MESFET or pHEMT processes, which tend to make the cost of processing a single wafer more expensive. However, the smaller die size of an HBT device, and therefore the greater number of devices per wafer, tend to offset this additional cost. These devices are used in current generation CDMA power amplifier modules.

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

SALES AND MARKETING

     We market our products worldwide to customers in commercial markets and prime contractors in the defense industry primarily through a network of manufacturers' representatives managed by our internal sales force of six people. As of March 31, 2001, we had contracts with 13 manufacturers' representatives in the United States and 16 international representatives located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industry shows.

     After we have identified key potential customers in our market segments, we make sales calls with our manufacturers' representatives and our own sales, management and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in analog signal processing and wireless transmission. To promote widespread acceptance of our transceiver products and provide customers with support for their wireless transmission needs, our sales and engineering teams work closely with our customers to develop tailored solutions to these needs.

BACKLOG

     We generally include in our backlog all purchase orders and contracts for products with requested delivery dates within one year.

     Our backlog at March 31, 2001 was approximately $62 million, as compared to $65 million at March 31, 2000. Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog. Most of our quarterly net sales have resulted from orders obtained in prior quarters. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period.

     In fact, in the fourth quarter of fiscal 2001 approximately 32% of our backlog was cancelled due to changing market conditions. Certain of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

     Of our current backlog, approximately 45% is attributable to orders received from Motorola. If we were to lose this or another major customer, or if orders by major customers were to otherwise decrease or be delayed, operating results and financial condition would be harmed.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration. As of March 31, 2001, we employed 73 people to support our research and development efforts. In addition to their design and development activities, the engineering staff participates with our marketing department in proposal preparation and applications support for customers. We have developed an extensive library of circuit designs and architectures that can be integrated into higher level systems. We believe our ability to leverage this library of modules reduces product time to market and development costs.

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

     We believe our expertise in high frequency applications is well suited to higher-speed fiber optic component markets. We have announced a family of fiber optic products for 10 Gbps, or OC-192, applications. We have secured a number of design wins for these products which we believe will go into production at the end of calendar 2001.

     Our total expenses for research and development were $10.2 million for the fiscal year ended March 31, 2001, $6.7 million for the fiscal year ended March 31, 2000, and $5.9 million for the fiscal year ended March 31, 1999.

MANUFACTURING

     We manufacture our GaAs semiconductor components and GaAs-based subsystems and supplement our manufacturing capacity by selectively outsourcing wafer fabrication, assembly and test manufacturing functions to third parties. Our manufacturing lines are designed to meet increased customer demand without sacrificing our high quality standards. Our manufacturing strategy consists of five key elements:

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

     We have an arrangement with an independent subcontractor to assemble some of our GaAs-based subsystems to reduce manufacturing labor costs. Additionally, we use a number of third party vendors in Asia to package our GaAs semiconductor components. Although we strive to maintain more than one vendor for each process, this is not always possible due to volume and quality issues. To the extent that any of the vendors are not able to provide a sufficient level of service with an acceptable quality level, we could have difficulty meeting our delivery commitments, which could seriously harm our business and operating results.

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

     For a discussion of the risks related to our manufacturing location in Santa Clara, please see the section of this report entitled "Risk Factors -- We rely on a continuous power supply to conduct our operations, and

California's current energy crisis could disrupt our operations and increase our expenses" and "A disaster could severely damage our operations."

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

     We believe that competition in our markets is based primarily on price, performance, security of supply, the ability to support rapid development cycles, and design wins. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies.

     We cannot assure you that we will be able to compete successfully with our existing or new competitors. If we are unable to compete successfully in the future, our business, operating results and financial condition will be harmed.

GOVERNMENT REGULATION

     Our products are incorporated into wireless communications systems that are subject to various United States regulations and similar laws and regulations adopted by regulatory authorities in other countries. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making obsolete current products or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused in the past, and may cause in the future, the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may negatively affect the sale of our products to those customers. We are subject to a variety of federal, state, and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other hazardous chemicals used in our manufacturing process. Please see the section of this report entitled "Risk Factors -- We are subject to stringent environmental regulation that could negatively impact our business."

PROPRIETARY RIGHTS

     Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. Although we have three U.S. patents, none of which are critical to our business, expiring from 2005 to 2008, we currently rely primarily on a combination of trade secrets, copyrights, trademarks and contractual rights to protect our intellectual property. To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ.

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

     From time to time, third parties have asserted exclusive patent, copyright and other intellectual property rights to technologies that are used in our business. We cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in any litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms or at all. For example, last year we received a letter from Rockwell International Corporation alleging that components supplied to us by a third party were manufactured by that third party using a process claimed in a Rockwell patent. These components were processed and tested by us for use by us as part of our InGaP HBT power amplifiers. The letter from Rockwell invited us to discuss a licensing assignment for Rockwell's patented technology. Rockwell's patent expired in January 2000 and prior to that time we had distributed for testing but had not sold products incorporating the third party supplied components. We have reviewed this matter but do not believe it will seriously harm our operating results or financial condition. If, however, Rockwell files suit in connection with our use of the third party supplied components, we cannot assure you that we will prevail. In addition, litigation would be costly and time consuming. Litigation, regardless of its outcome, could result in substantial cost and diversion of our resources. Any infringement claim or other litigation against or by us could seriously harm our business and operating results.

EMPLOYEES

     As of March 31, 2001, we had a total of 462 employees including 10 in marketing, sales and related customer support services, 73 in research and development, 351 in manufacturing and 28 in administration and finance. None of our employees are represented by a labor union. We consider our relations with our employees to be good. Subsequent to March 31, 2001, we reduced the number of employees by about 30% to adjust our employment level to current business conditions.

RAW MATERIAL

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers as of March 31, 2001 are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Tamer Husseini.......................  58     Chairman, President and Chief Executive
                                              Officer
Margaret E. Smith....................  53     Vice President, Finance and Chief Financial
                                              Officer
William W. Hoppin....................  38     Vice President, Sales and Marketing
Gary J. Policky......................  59     Vice President, Engineering and Chief
                                              Technical Officer
Richard G. Finney....................  51     Vice President, Subsystem Division
Perry A. Denning.....................  54     Vice President, Semiconductor Division

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

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California, which is leased through September 30, 2005. We also lease an additional 25,000 square foot building in Santa Clara, California to house our wireless subsystems manufacturing operation. We also have a short-term sub-lease for an additional 12,000 square foot space in Santa Clara, California to house part of our semiconductor manufacturing operation. We have two facilities in the United Kingdom which house design centers, a leased facility in Belfast, Northern Ireland and a building that we own in Lincoln, England. We believe our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on our business, operation results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock started trading on the Nasdaq National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market System:

                       QUARTER ENDED                          HIGH      LOW
                       -------------                         ------    ------
FISCAL 2000
First Quarter..............................................  $ 6.63    $ 3.75
Second Quarter.............................................    7.50      4.75
Third Quarter..............................................   19.50      5.50
Fourth Quarter.............................................   81.00     16.50
FISCAL 2001
First Quarter..............................................  $62.50    $33.63
Second Quarter.............................................   53.06     31.11
Third Quarter..............................................   49.06     25.88
Fourth Quarter.............................................   34.63     12.50

     At April 27, 2001 there were approximately 171 shareholders of record. We have never declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we have a term loan that prohibits us from paying cash dividends without prior bank approval.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five-year period ended March 31, 2001, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                      FISCAL YEARS ENDED MARCH 31,
                                          ----------------------------------------------------
                                           1997       1998       1999       2000        2001
                                          -------    -------    -------    -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................  $45,346    $56,317    $41,128    $48,211    $ 85,062
Gross profit............................   16,428     20,170      4,528      8,373       7,580
Income (loss) from operations...........    5,374      5,997     (9,887)    (7,154)    (15,695)
Net income (loss).......................  $ 3,656    $ 3,991    $(7,538)   $(6,824)   $(10,602)
                                          =======    =======    =======    =======    ========
Basic net income (loss) per share.......  $  0.52    $  0.56    $ (1.04)   $ (0.88)   $  (0.94)
                                          =======    =======    =======    =======    ========
Diluted net income (loss) per share.....  $  0.50    $  0.54    $ (1.04)   $ (0.88)   $  (0.94)
                                          =======    =======    =======    =======    ========
Shares used in net income (loss) per
  share calculation(1):
  Basic.................................    7,017      7,126      7,265      7,736      11,272
  Diluted...............................    7,352      7,450      7,265      7,736      11,272

---------------
(1) See note 2 of notes to consolidated financial statements for a description of the computation of the number of shares and net income (loss) per share.

                                                                 AT MARCH 31,
                                                -----------------------------------------------
                                                 1997      1998      1999      2000      2001
                                                ------    ------    ------    ------    -------
                                                                (IN THOUSANDS)
Consolidated Balance Sheet Data
  Total assets................................  41,157    48,448    40,210    63,655    170,525
  Long-term obligations.......................      --       906       257       636      5,578

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

OVERVIEW

     We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in point to point and point to multipoint microwave radios, and high capacity wireless SONET/SDH networks.

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

     As government defense spending declined in the last decade, we began to transition our business to focus on transceivers and transceiver components for the commercial wireless communications market. These commercial products are built with the same technology and processes as the products we have historically made for the defense industry. All of our current defense business consists of repeat purchases of products that were designed in the past. We are not pursuing any new defense business that requires design effort.

     A limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of net sales. Sales to Motorola accounted for approximately 21% of net sales, and sales to DMC Stratex Networks accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2000, sales to our top ten customers accounted for approximately 61% of net sales. Sales to Motorola accounted for approximately 15% of net sales, and sales to P-Com accounted for approximately 11% of net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. One customer accounted for approximately 45% of our backlog at March 31, 2001. If we were to lose a major customer, or if orders by a major customer were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

     In the fourth quarter of our fiscal year, many of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   89.0     82.6     91.1
                                                              -----    -----    -----
Gross profit................................................   11.0     17.4      8.9
Operating expenses:
  Research and development..................................   14.4     13.8     12.0
  Selling, general and administrative.......................   20.6     18.4     15.4
                                                              -----    -----    -----
          Total operating expenses..........................   35.0     32.2     27.4
                                                              -----    -----    -----
Loss from operations........................................  (24.0)   (14.8)   (18.5)
Interest and other income (expense), net....................   (0.2)     0.7      6.1
                                                              -----    -----    -----
Loss before income taxes....................................  (24.2)   (14.1)   (12.4)
Provision (benefit) for income taxes........................   (5.9)      --      0.1
                                                              -----    -----    -----
Net loss....................................................  (18.3)%  (14.1)%  (12.5)%
                                                              =====    =====    =====

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

     Net sales. Net sales increased 76% from $48.2 million in fiscal 2000 to $85.1 million in fiscal 2001. During fiscal 2001, net sales, excluding sales to defense customers, increased 109% over fiscal 2000 from $34.1 million to $71.3 million. Net sales to defense customers decreased 2% from $14.1 million in fiscal 2000 to $13.8 million in fiscal 2001, primarily as a result of decreased government spending in defense programs for our type of products, continued competition in the defense industry and our focus on commercial markets.

     Net sales of GaAs-based subsystems increased 85%, from $15.8 million in fiscal 2000 to $29.3 million in fiscal 2001, primarily because of increased sales of GaAs-based subsystems for point to point radios. GaAs semiconductor component sales increased 130% from $18.3 million in fiscal 2000 to $42.0 million in fiscal 2001. The increase in the semiconductor component sales was the result of an increase of sales to the broadband wireless infrastructure market and increased sales of GaAs RF power amplifiers for use in mobile handsets.

     Recent developments. In the fourth quarter of this fiscal year, many of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. In response to the current market conditions, we increased inventory, sales, and accounts receivables reserves, wrote-down fixed assets, and a reduced our number of employees. In the event we are able to secure any cancellation charges, cost of goods sold for these revenues will be zero because of the write-downs we have already taken.

     Gross margin. Gross margin decreased from 17% in fiscal 2000 to 9% in fiscal 2001. The gross margin improvement that resulted from the increased sales volume and consequently better utilization of assets, in fiscal 2001 was offset by inventory write-downs resulting from delayed and canceled orders due to the declining broadband wireless market and higher product costs associated with lower yields related to the startup of volume production of certain new products.

     Research and development. Research and development expenses increased 53% from $6.7 million in fiscal 2000 to $10.2 million in fiscal 2001. This increase primarily reflects the hiring of additional personnel in the United States and, to a lesser degree, the increased staffing of our design centers in the United Kingdom.

     Selling, general and administrative. Selling, general and administrative expenses increased 48% from $8.9 million in fiscal 2000 to $13.1 million in fiscal 2001. This increase resulted primarily from the write down of capital assets and increased accounts receivables reserves due to the declining broadband wireless market. Due to the delayed and canceled contracts in fourth quarter of this fiscal year, we assessed our assets for possible impairment. Assets for which there were no longer any productive use were written down to net realizable value. Additionally, we analyze our receivables on a recurring basis as to any risk of collectability. In the case of certain of our customers who canceled future orders during the fourth quarter, we believe the assurance of collectability has been reduced and we have increased our reserves accordingly.

     Interest and other income. Interest and other income, net, was $330,000 in fiscal 2000 compared to $5.2 million of income in fiscal 2001. The increase is primarily due to higher interest income because of higher cash balances generated by a secondary public offering of common stock in June 2000. The increase was partially offset by a write down of approximately $524,000 for PG&E bonds, which we deemed to have an other than temporary decline in market value because PG&E has filed for Chapter 11 bankruptcy protection. Going forward, there may additional impairments we deem other than temporary regarding the PG&E bonds.

     Provision (benefit) for income taxes. In fiscal 2001, we recorded an income tax provision of $125,000 to reflect federal alternative minimum taxes. No tax provision or benefit was recorded in fiscal 2000 due to a net operating loss.

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

QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly data for the eight quarters ended March 31, 2001, and this data expressed as a percentage of net sales for these quarters. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                                                                           THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------------------
                                         JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                           1999       1999        1999       2000       2000       2000        2000       2001
                                         --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net sales..............................  $10,188     $10,731    $11,822    $15,470    $19,689     $23,109    $24,245    $ 18,019
Cost of goods sold.....................    9,395       8,381     10,806     11,256     14,228      16,462     18,505      28,287
                                         -------     -------    -------    -------    -------     -------    -------    --------
Gross profit...........................      793       2,350      1,016      4,214      5,461       6,647      5,740     (10,268)
Operating expenses:
  Research and development.............    1,439       1,444      1,644      2,132      2,257       2,452      2,613       2,857
  Selling, general and
    administrative.....................    2,227       1,942      2,515      2,184      2,641       2,848      2,198       5,409
                                         -------     -------    -------    -------    -------     -------    -------    --------
        Total operating expenses.......    3,666       3,386      4,159      4,316      4,898       5,300      4,811       8,266
                                         -------     -------    -------    -------    -------     -------    -------    --------
Income (loss) from operations..........   (2,873)     (1,036)    (3,143)      (102)       563       1,347        929     (18,534)
Interest and other income, net.........       40          78         18        194        262       1,735      2,141       1,080
                                         -------     -------    -------    -------    -------     -------    -------    --------
Income (loss) before income taxes......   (2,833)       (958)    (3,125)        92        825       3,082      3,070     (17,454)
Provision (benefit) for income taxes...       --          --         --         --        124         462        461        (922)
                                         -------     -------    -------    -------    -------     -------    -------    --------
Net income (loss)......................  $(2,833)    $  (958)   $(3,125)   $    92    $   701     $ 2,620    $ 2,609    $(16,532)
                                         =======     =======    =======    =======    =======     =======    =======    ========
Basic net income (loss) per share......  $ (0.38)    $ (0.13)   $ (0.42)   $  0.01    $  0.07     $  0.22    $  0.22    $  (1.39)
                                         =======     =======    =======    =======    =======     =======    =======    ========
Diluted net income (loss) per share....  $ (0.38)    $ (0.13)   $ (0.42)   $  0.01    $  0.07     $  0.21    $  0.21    $  (1.39)
                                         =======     =======    =======    =======    =======     =======    =======    ========
Shares used in net income (loss) per
  share calculation:
  Basic................................    7,381       7,427      7,464      8,671      9,633      11,708     11,842      11,903
  Diluted..............................    7,381       7,427      7,464      9,678     10,527      12,555     12,667      11,903
AS A PERCENTAGE OF NET SALES:
Net sales..............................    100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%      100.0%
Cost of goods sold.....................     92.2        78.1       91.4       72.8       72.3        71.2       76.3       157.0
                                         -------     -------    -------    -------    -------     -------    -------    --------
  Gross profit.........................      7.8        21.9        8.6       27.2       27.7        28.8       23.7       (57.0)
Operating expenses:
  Research and development.............     14.1        13.5       13.9       13.8       11.5        10.6       10.8        15.9
  Selling, general and
    administrative.....................     21.9        18.1       21.3       14.1       13.4        12.3        9.1        30.0
                                         -------     -------    -------    -------    -------     -------    -------    --------
        Total operating expenses.......     36.0        31.6       35.2       27.9       24.9        22.9       19.9        45.9
                                         -------     -------    -------    -------    -------     -------    -------    --------
Income (loss) from operations..........    (28.2)       (9.7)     (26.6)      (0.7)       2.8         5.9        3.8      (102.9)
Interest and other income, net.........      0.4         0.7        0.2        1.3        1.4         7.5        8.8         6.0
                                         -------     -------    -------    -------    -------     -------    -------    --------
Income (loss) before income taxes......    (27.8)       (9.0)     (26.4)       0.6        4.2        13.4       12.6       (96.9)
Provision (benefit) for income taxes...       --          --         --         --        0.6         2.0        1.9        (5.1)
                                         -------     -------    -------    -------    -------     -------    -------    --------
Net income (loss)......................    (27.8)%      (9.0)%    (26.4)%      0.6%       3.6%       11.4%      10.7%      (91.8)%
                                         =======     =======    =======    =======    =======     =======    =======    ========

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of March 31, 2001, we had $3.5 million of cash and cash equivalents, $104.0 million of short-term investments and $120.7 million of working capital. In June 2000, we issued 2.3 million shares of common stock to institutional investors in an underwritten secondary offering and received net proceeds of approximately $100.3 million.

     Net cash used in operating activities was $5.9 million in fiscal 2001, $2.8 million in fiscal 2000, and $3.2 million in fiscal 1999. The increase in cash used in operating activities in fiscal 2001 was primarily due to the increased net loss and a tax refund received in fiscal 2000 for which there is no corresponding activity in fiscal 2001.

     Net cash used in investing activities was $107.2 million in fiscal 2001, $16.6 million in fiscal 2000 and $488,000 in fiscal 1999. Net cash used in investing activities in fiscal 2001 and 2000 relates primarily to purchases of short-term investments with the proceeds from a secondary public offering in June 2000 and a private placement in February 2000, respectively.

     Net cash provided by financing activities was $107.9 million in fiscal 2001, $26.4 million in fiscal 2000 and $1.4 million in fiscal 1999. We raised approximately $100.3 million in a secondary public offering in June 2000 and approximately $25.3 million in a private placement of common stock in February 2000.

     As of March 31, 2001, we had $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

     We chose not to renew our line of credit and allowed the Master Loan Agreement to expire on October 31, 2000. Under the original Master Loan Agreement, we had a lease line that subsequently converted into two separate term loans. One of these two term loans expired in March 2001, and the other will expire in November 2001. The term loans bear interest at the bank's reference rate (8.0% as of March 31, 2001) plus 0.5%. As of March 31, 2001, we had borrowings of $222,222 outstanding against the term loan. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.

     We believe our current cash resources, combined with cash generated from operations and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next fiscal year.

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

     - variations in average selling prices of our products; and

     - changes in our inventory levels.

     Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the fourth quarter of fiscal 2001, a number of our GaAs-based subsystems contracts were either terminated or delayed and our net sales declined substantially from the prior quarter. We cannot assure you that additional customers will not terminate contracts, that customer orders will not be delayed, or that customers will ever reinstate orders under contracts that have been delayed. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

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

     A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of our net sales. Motorola accounted for approximately 21% of our net sales, and DMC Stratex Networks accounted for approximately 10% of our net sales during fiscal 2001. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for 45% of our backlog at March 31, 2001. In addition, the mix of our major customers shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in the fourth quarter of fiscal 2001, our net sales were adversely affected when a number of customers cancelled orders as a result of a decline in demand for wireless communications equipment.

BECAUSE MANY OF OUR EXPENSES ARE FIXED, OUR EARNINGS WILL DECLINE IF WE DO NOT MEET OUR PROJECTED SALES.

     Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, as our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. If future demand does not increase or if our net sales decline further, our results will continue to suffer. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

OUR BACKLOG MAY NOT RESULT IN SALES.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of March 31, 2001, our backlog was approximately $62 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

     In the fourth quarter of our fiscal year, certain of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

     Of our current backlog, approximately 45% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

     - defects in masks that are used to transfer circuit patterns onto wafers;

     - impurities in materials used;

     - contamination of the manufacturing environment; and

     - equipment failures.

     Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. For example, in the fourth quarter of fiscal 2001, we began volume production of a new product, HBT modules. We have experienced lower than expected yields and start up quality issues with the subcontractor who is assembling the modules. These issues have resulted in lower gross margins than expected. We cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as all of our facilities are located in California.

OUR MANUFACTURING CAPACITY AND OUR ABILITY TO INCREASE SALES VOLUME IS DEPENDENT ON THE SUCCESSFUL RETENTION AND HIRING OF SUFFICIENT DESIGN, ASSEMBLY AND TEST PERSONNEL AND OUR ABILITY TO INSTALL CRITICAL ASSEMBLY AND TEST EQUIPMENT ON A TIMELY BASIS.

     Our ability to satisfy our current backlog and any additional orders we may receive in the future will depend on our ability to successfully retain, hire or contract for design engineers, assembly and test personnel. Our design engineers reside at our headquarters in Santa Clara, California and at our two design centers in the United Kingdom. We contract with third parties located primarily in Asia for many of our assembly and test requirements. Our need to successfully hire, contract, train and manage these personnel will intensify further if our production volumes are required to increase significantly from expected levels. Demand for people with these skills is intense and we cannot assure you that we will be successful in retaining, hiring and contracting for sufficient personnel with these critical skills. Our business has been harmed in the past by our inability to hire and retain people with these critical skills, and we cannot assure you that similar problems will not reoccur. For example, in 1997 we experienced manufacturing capacity constraints that resulted from our inability to hire a sufficient number of test personnel. We also lost an order from a major customer in fiscal 2000 due to a shortage we experienced in design engineers.

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

     We currently operate our own foundry located in Santa Clara, California to produce GaAs semiconductor components for sale as well as for use in our GaAs-based subsystems products. Our foundry may not have sufficient capacity to meet customer demand for our GaAs semiconductor components and GaAs- based subsystems. If we are not able to meet our planned production requirements, it could result in a loss of customers and sales, which would harm our business.

     Our in-house capacity may not be sufficient by itself to satisfy anticipated demand and our growth objectives. Accordingly, in order to meet increasing customer demand, we entered into an arrangement in February 2000 with a third party foundry located in Los Angeles, California. Our agreement with them requires us to commit to a certain volume of production based on a rolling forecast. In the event that our requirements fall below this level, we are still obligated to pay for the forecast level of service. If this foundry does not deliver to us the GaAs semiconductor components we request in a timely manner at acceptable yields, we may not be able to satisfy customer demand for our products on a timely basis. In addition, our use of this third party foundry can be subject to approval by our customers. If our customers do not approve of the use of this foundry, we may not be able to fulfill their orders for our products.

     In December 2000, we invested approximately $2.4 million in Suntek Compound Semiconductor Co. LTD, a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production at the end of calendar 2002. We believe this investment will assist in securing a portion of Suntek's capacity for our use although we have not yet entered into a written agreement for the purchase of product. If Suntek is not successful or is delayed in completing the construction of their facility of if we do not execute a capacity purchase agreement with Suntek, we may have difficulty in meeting our capacity requirements and might have to write down this investment. We have accounted for this investment on a cost basis.

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

DECREASES IN OUR CUSTOMERS' SALES VOLUMES COULD RESULT IN DECREASES IN OUR SALES VOLUMES.

     A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer's product, our sales volumes depend upon the commercial success of the original equipment manufacturer's product. Sales of our major customers' products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers' products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for broadband wireless communications networks.

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

     In addition, our inventory can rapidly become out of date due to the short life cycle of the end products that incorporate our products. For example, the life cycle of mobile handsets has been and is expected to continue to be relatively short with models, features and functionality evolving rapidly. In fiscal 1999, we wrote off out of date inventory when one of our customers stopped producing the mobile handset that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out of date inventory levels if our customers' products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION THAT COULD NEGATIVELY IMPACT OUR BUSINESS.

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

     Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing the intellectual property rights of other parties. Although there are no pending lawsuits against us, from time to time we have been notified in the past and may be notified in the future that we are infringing another party's intellectual property rights. For example, we received a letter from Rockwell International Corporation alleging that components supplied to us by a third party were manufactured by that third party using a process claimed in a Rockwell patent. These components were processed and tested by us for use by us as part of our InGaP HBT power amplifiers. The letter from Rockwell invited us to discuss a licensing assignment for Rockwell's patented technology. Rockwell's patent expired in January 2000 and prior to that time we had distributed for testing but had not sold products incorporating the third party supplied components. We have reviewed this matter but do not believe it will seriously harm our operating results or financial condition. If, however, Rockwell files suit in connection with our use of the third party supplied components, we cannot assure you that we will prevail. In addition, litigation would be costly and time consuming.

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

     In addition, to retain our intellectual property rights we may be required to seek legal action against infringing parties. This legal action may be costly and may result in a negative outcome. An adverse outcome in litigation could subject us to significant liability to third parties, could put our patents at risk of being invalidated or narrowly interpreted and could put our patent applications at risk of not issuing. The steps taken by us may be inadequate to deter misappropriation or impede third party development of our technology. In addition, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws on the United States. If we are not successful in protecting our intellectual property our business will suffer.

OUR CUSTOMERS' FAILURE TO ADHERE TO GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS.

     A significant portion of our products is integrated into the wireless communications subsystems of our clients. These subsystems are regulated domestically by the Federal Communications Commission and internationally by other government agencies. With regard to equipment in which our products are integrated, it is typically our customers' responsibility, and not ours, to ensure compliance with governmental regulations. Our net sales will be harmed if our customers' products fail to comply with all applicable domestic and international regulations.

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS THAT MAY HARM OUR BUSINESS.

     In fiscal 2001, sales from international customers accounted for 41% of our net sales. In fiscal 2000, sales from international customers accounted for 22% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2001 our investment portfolio comprised approximately $3.6 million in money market funds and certificate of deposits and $103.5 million of preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2001 levels, the fair value of our portfolio would decline by approximately $287,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 7 and Item 14(a)1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE BOARD

     The information required by this item relating to the our directors and nominees is included under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to our executive officers is included under the heading "Executive Officers of the Registrant" in Part I, Item I herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under "Executive Compensation" in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under "Share Ownership by Principal Shareholders and Management" in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Related Party Transactions" in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

                                                                  PAGE
                                                                  ----
    Report of Ernst & Young LLP, Independent Auditors...........   34
    Consolidated Balance Sheets as of March 31, 2001 and 2000...   35
    Consolidated Statements of Operations for the years ended
      March 31, 2001, 2000 and 1999.............................   36
    Consolidated Statements of Shareholders' Equity for the
      Years ended March 31, 2001, 2000 and 1999.................   37
    Consolidated Statements of Cash Flows for the years ended
      March 31, 2001, 2000 and 1999.............................   38
    Notes to Consolidated Financial Statements..................   39

     2. Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts............  S-1

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
 3.1(1)    Restated Articles of Incorporation of Registrant.
 3.2(1)    Bylaws of Registrant, as amended to date.
 4.1(1)    Form of Registrant's Stock Certificate.
 4.2(1)    Third Modification Agreement (including Registration Rights
           Agreement) dated July 30, 1990, between the Registrant and certain investors.
 4.3(5)    Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
10.1(3)    1985 Stock Incentive Program and forms of Incentive Stock
           Option Agreement and Nonstatutory Stock Option Agreement.
10.2(1)    1994 Stock Option Plan, as amended, and form of Stock Option
           Agreement.
10.3(1)    Employee Qualified Stock Purchase Plan and form of
           Subscription Agreement.
10.4(1)    Outside Director's Stock Option Plan and form of Stock
           Option Agreement.
10.5(1)    Form of Directors' and Officers' Indemnification Agreement.
10.6(1)    Business Loan Agreement dated September 11, 1992 between the
           Registrant and Silicon Valley Bank and Promissory Notes
           issued thereunder.
10.7(1)    Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10.8(2)    Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10.9(4)    Loan modification agreement dated September 11, 1997 between
           Registrant and Silicon Valley Bank.
10.10(6)   First Amendment to Lease dated June 17, 1999 by and between
           Registrant and Mission West Properties, L.P. II (formerly
           known as Berg & Berg Developers).
10.11      2000 Nonstatutory Stock Option Plan.
10.12      Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5,
           2000.
23.1       Consent of Ernst & Young LLP, Independent Auditors.

---------------
(1) Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(3) Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to our Form 8-A filed on April 1, 1999.

(6) Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Celeritek, Inc.

     We have audited the accompanying consolidated balance sheets of Celeritek, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

San Jose, California
April 30, 2001

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $  3,515    $ 8,707
  Short-term investments....................................   103,998     18,009
  Accounts receivable, net of allowance for doubtful
     accounts of $1,977 and $349 at March 31, 2001 and 2000,
     respectively...........................................    16,495     11,909
  Inventories...............................................    15,361     14,355
  Income tax refund receivable..............................        --        548
  Prepaid expenses and other current assets.................     3,446        634
                                                              --------    -------
          Total current assets..............................   142,815     54,162
Net property and equipment..................................    23,998      9,401
Other assets................................................     3,712         92
                                                              --------    -------
          Total assets......................................  $170,525    $63,655
                                                              ========    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,413    $ 6,221
  Accrued payroll...........................................     2,679      2,514
  Accrued liabilities.......................................     3,912      2,467
  Current portion of long-term debt.........................     1,380        667
  Current obligations under capital leases..................       754        319
                                                              --------    -------
          Total current liabilities.........................    22,138     12,188
Long-term debt, less current portion........................     3,686        222
Noncurrent obligations under capital lease commitments......     1,892        414
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 2,000,000
       Issued and outstanding -- none.......................        --         --
  Common stock, no par value:
     Authorized shares -- 50,000,000
       Issued and outstanding shares -- 11,932,394 and
      9,316,927 at March 31, 2001 and 2000, respectively....   154,494     52,394
  Accumulated other comprehensive income....................       480         --
  Retained earnings (accumulated deficit)...................   (12,165)    (1,563)
                                                              --------    -------
          Total shareholders' equity........................   142,809     50,831
                                                              --------    -------
          Total liabilities and shareholders' equity........  $170,525    $63,655
                                                              ========    =======

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Net sales...................................................  $ 85,062    $48,211    $41,128
Cost of goods sold..........................................    77,482     39,838     36,600
                                                              --------    -------    -------
Gross profit................................................     7,580      8,373      4,528
Operating expenses:
  Research and development..................................    10,179      6,659      5,927
  Selling, general, and administrative......................    13,096      8,868      8,488
                                                              --------    -------    -------
          Total operating expenses..........................    23,275     15,527     14,415
                                                              --------    -------    -------
Loss from operations........................................   (15,695)    (7,154)    (9,887)
Interest income and other...................................     5,630        561        300
Interest expense............................................      (412)      (231)      (392)
                                                              --------    -------    -------
Loss before income taxes....................................   (10,477)    (6,824)    (9,979)
Provision (benefit) for income taxes........................       125         --     (2,441)
                                                              --------    -------    -------
Net Loss....................................................  $(10,602)   $(6,824)   $(7,538)
                                                              ========    =======    =======
Basic net loss per share....................................  $  (0.94)   $ (0.88)   $ (1.04)
                                                              ========    =======    =======
Diluted net loss per share..................................  $  (0.94)   $ (0.88)   $ (1.04)
                                                              ========    =======    =======
Shares used in net loss per share calculation
  Basic.....................................................    11,272      7,736      7,265
  Diluted...................................................    11,272      7,736      7,265

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               ACCUMULATED      RETAINED
                                            COMMON STOCK          OTHER         EARNINGS         TOTAL
                                          -----------------   COMPREHENSIVE   (ACCUMULATED   SHAREHOLDERS'
                                          SHARES    AMOUNT       INCOME         DEFICIT)        EQUITY
                                          ------   --------   -------------   ------------   -------------
BALANCE AT MARCH 31, 1998...............   7,176   $ 24,214       $ --          $ 12,799       $ 37,013
Issuance of common stock on exercise of
  options under stock option plan.......      83        425         --                --            425
Issuance of common stock under employee
  stock purchase plan...................     122        448         --                --            448
Net and comprehensive loss..............      --         --         --            (7,538)        (7,538)
                                          ------   --------       ----          --------       --------
BALANCE AT MARCH 31, 1999...............   7,381     25,087         --             5,261         30,348
Issuance of common stock on exercise of
  options under stock option plan.......     301      1,473         --                --          1,473
Issuance of common stock in connection
  with private placement, net of
  issuance costs........................   1,500     25,316         --                --         25,316
Issuance of common stock under employee
  stock purchase plan...................     132        495         --                --            495
Issuance of common stock under Outside
  Directors' Plan.......................       3         23         --                --             23
Net and comprehensive loss..............      --         --         --            (6,824)        (6,824)
                                          ------   --------       ----          --------       --------
BALANCE AT MARCH 31, 2000...............   9,317     52,394         --            (1,563)        50,831
Issuance of common stock on exercise of
  options under stock option plan.......     194        953         --                --            953
Issuance of common stock in connection
  with secondary offering, net of
  issuance costs........................   2,300    100,319         --                --        100,319
Issuance of common stock under employee
  stock purchase plan...................     121        828         --                --            828
Comprehensive loss
  Net loss for the year ended March 31,
     2001...............................      --         --         --           (10,602)       (10,602)
  Unrealized gain on available-for-sale
     securities.........................      --         --        480                --            480
                                                                                               --------
Comprehensive loss......................      --         --         --                --        (10,122)
                                          ------   --------       ----          --------       --------
BALANCE AT MARCH 31, 2001...............  11,932   $154,494       $480          $(12,165)      $142,809
                                          ======   ========       ====          ========       ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
OPERATING ACTIVITIES
Net loss..................................................  $ (10,602)   $ (6,824)   $ (7,538)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................      3,641       2,864       3,143
  Write down of impaired investments......................        524          --          --
  (Gain) loss on disposal of property and equipment.......      1,116         (27)         --
  (Gain) loss on sale of short-term investments...........       (239)         --          --
  Income tax receivable...................................         --       1,893      (2,441)
  Deferred income taxes...................................         --         494       1,433
  Changes in operating assets and liabilities:
     Accounts receivable..................................     (4,586)     (1,294)      5,201
     Inventories..........................................     (1,006)     (2,979)       (741)
     Prepaid expenses and other current assets............     (2,264)       (328)         56
     Other assets.........................................     (1,258)         52          --
     Accounts payable.....................................      7,192       2,004        (274)
     Accrued payroll......................................        165       1,114        (170)
     Accrued liabilities..................................      1,445         252      (1,850)
                                                            ---------    --------    --------
          Net cash used in operating activities...........     (5,872)     (2,779)     (3,181)
INVESTING ACTIVITIES
Purchases of property and equipment.......................    (19,019)     (4,512)     (2,084)
Investment in semiconductor foundry.......................     (2,362)         --          --
Purchases of short-term investments.......................   (177,614)    (24,868)    (12,504)
Proceeds from sales of short-term investments.............     43,902          --          --
Proceeds from maturities of short-term investments........     47,918      12,763      14,100
                                                            ---------    --------    --------
          Net cash used in investing activities...........   (107,175)    (16,617)       (488)
FINANCING ACTIVITIES
Principal payments on long-term debt......................     (1,138)       (722)       (389)
Borrowings on long-term debt..............................      7,207          --       1,000
Principal payments on obligations under capital leases....       (314)       (211)       (108)
Net proceeds from stock offerings.........................    100,319      25,316          --
Net proceeds from issuance of common stock................      1,781       1,991         873
                                                            ---------    --------    --------
          Net cash provided by financing activities.......    107,855      26,374       1,376
                                                            ---------    --------    --------
Increase (decrease) in cash and cash equivalents..........     (5,192)      6,978      (2,293)
Cash and cash equivalents at beginning of year............      8,707       1,729       4,022
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $   3,515    $  8,707    $  1,729
                                                            =========    ========    ========

                            See accompanying notes.

                                CELERITEK, INC.

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

     BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated. The Company's reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end, however, the fiscal year 2000 reporting period consisted of fifty-three weeks. Fiscal years 2001, 2000, and 1999 ended April 1, April 2, and March 28, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.

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

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments primarily comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income which is a component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. Other than U.S. government treasury instruments, the Company's investment policy limits the amounts invested in any one institution or in any single type of instrument.

     CONCENTRATION OF CREDIT RISK The Company sells its products primarily to original equipment manufacturers in the communications industry and government contractors. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. In the fourth quarter of this fiscal year, certain of the Company's customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. The Company's customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. The Company has taken additional reserves in response to the delayed and cancelled contracts and to the declining market demand. Actual credit losses may differ from management's estimates. To date, credit losses have been within management's expectations, and the Company believes that an adequate allowance for doubtful accounts has been provided.

     INVENTORIES Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT Property and equipment are recorded at cost and depreciated using the straight-line method over their respective estimated useful lives (generally five years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives of three to seven

                                CELERITEK, INC.

years or the lease term, whichever is less. Leasehold improvements are amortized by the straight-line method over their respective estimated useful lives of seven years or the lease term, whichever is less.

     REVENUE RECOGNITION Revenue related to product sales are recognized when the products are shipped to the customer, title has transferred, and no obligations remain. In circumstances where the customer has delayed its acceptance of our product, we defer recognition of the revenue until acceptance. To date, the Company has not had customers delay acceptance of its products. The Company provides for expected returns based on past experience as well as current customer activities. Generally, the Company's customers do not have rights of return and to date, returns have not been material.

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

     COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income
(loss) includes certain changes in equity of the Company that are excluded from net income (loss). Comprehensive income (loss) in fiscal 2001, 2000 and 1999 has been reflected in the Consolidated Statements of Shareholders' Equity.

     RECLASSIFICATION Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

NOTE 2. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net income loss per share:

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Numerator:
  Net loss...........................................  $(10,602)   $(6,824)   $(7,538)
Denominator:
  Denominator for basic net loss per
     share -- weighted average common shares.........    11,272      7,736      7,265
Effect of dilutive securities:
  Stock options......................................        --         --         --
                                                       --------    -------    -------
  Denominator for diluted net loss per
     share -- weighted average common and potentially
     dilutive securities.............................    11,272      7,736      7,265
                                                       ========    =======    =======
Basic net loss per share.............................  $  (0.94)   $ (0.88)   $ (1.04)
                                                       ========    =======    =======
Diluted net loss per share...........................  $  (0.94)   $ (0.88)   $ (1.04)
                                                       ========    =======    =======

                                CELERITEK, INC.

     The Company has excluded outstanding stock options from the calculation of diluted net loss per share for the years ended March 31, 2001, 2000 and 1999 because these securities are anti-dilutive. Options to purchase 1,549,592, 1,078,320 and 1,019,563 shares of common stock at average exercise prices of $17.48, $6.31 and $5.10, respectively, have been excluded from the calculation of diluted net loss per share for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 3. SHORT-TERM INVESTMENTS

     Marketable equity and all debt securities are classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has determined that, as of March 31, 2001 and 2000, all short-term investments were available-for-sale securities. None of the debt securities have contractual maturities greater than one year for all periods presented.

     Available-for-sale securities are carried at fair value, and the unrealized gains and losses, net of taxes, are reported as a component of comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other. Interest and dividends on securities classified as available-for-sale are included in interest income and other. The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES       VALUE
                                          ---------    ----------    ----------    --------
                                                           (IN THOUSANDS)
As of March 31, 2001
  Money market funds....................  $  3,077        $ --          $ --       $  3,077
  Certificate of deposits...............       499          --            --            499
  Preferred stock.......................    11,000          --            --         11,000
  Corporate debt securities.............    89,019         519            39         89,499
  Municipal bonds.......................     3,000          --            --          3,000
                                          --------        ----          ----       --------
          Total.........................  $106,595        $519          $ 39       $107,075
                                          ========        ====          ====       ========
As of March 31, 2000
  Money market funds....................  $  1,003        $ --          $ --       $  1,003
  Preferred stock.......................     5,050          --            --          5,050
  Corporate debt securities.............    20,198          --            --         20,198
                                          --------        ----          ----       --------
          Total.........................  $ 26,251        $ --          $ --       $ 26,251
                                          ========        ====          ====       ========

     Above amounts are included in the following:

                                                       MARCH 31,
                                                  -------------------
                                                    2001       2000
                                                  --------    -------
                                                    (IN THOUSANDS)
Cash and cash equivalents.......................  $  3,077    $ 8,242
Short-term investments..........................   103,998     18,009
                                                  --------    -------
          Total.................................  $107,075    $26,251
                                                  ========    =======

                                CELERITEK, INC.

     Following is a reconciliation of cash and cash equivalents:

                                                        MARCH 31,
                                                     ----------------
                                                      2001      2000
                                                     ------    ------
                                                      (IN THOUSANDS)
Available-for-sale securities......................  $3,077    $8,242
Cash and bank accounts.............................     438       465
                                                     ------    ------
          Total....................................  $3,515    $8,707
                                                     ======    ======

NOTE 4. INVENTORIES

     Significant components of inventories are:

                                                       MARCH 31,
                                                   ------------------
                                                    2001       2000
                                                   -------    -------
                                                     (IN THOUSANDS)
Raw materials....................................  $ 4,903    $ 3,193
Work-in-process..................................   10,458     11,162
                                                   -------    -------
                                                   $15,361    $14,355
                                                   =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

     Significant components of property and equipment are:

                                                      MARCH 31,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------
                                                    (IN THOUSANDS)
Equipment......................................  $ 39,792    $ 26,737
Furniture and fixtures.........................       665         626
Leasehold improvements.........................     8,712       5,026
                                                 --------    --------
                                                   49,169      32,389
Accumulated depreciation and amortization......   (25,171)    (22,988)
                                                 --------    --------
Net property and equipment.....................  $ 23,998    $  9,401
                                                 ========    ========

NOTE 6. SUNTEK COMPOUND SEMICONDUCTOR CO. LTD

     In December 2000, the Company invested approximately $2.4 million in Suntek Compound Semiconductor Co. LTD, a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production at the end of calendar 2002. The Company believes this investment will assist in securing a portion of Suntek's capacity for the Company's use although the Company has not yet entered into a written agreement for the purchase of product. The Company has accounted for this investment on a cost basis. As of March 31, 2001, there are no impairment issues with this investment.

                                CELERITEK, INC.

NOTE 7. ACCRUED LIABILITIES

     Significant components of accrued liabilities are:

                                                        MARCH 31,
                                                     ----------------
                                                      2001      2000
                                                     ------    ------
                                                      (IN THOUSANDS)
Accrued commission.................................  $1,014    $  811
Accounts receivable deposits.......................     778       272
Accrued expenses...................................     730        81
Warranty accrual...................................     502       501
Other..............................................     888       802
                                                     ------    ------
                                                     $3,912    $2,467
                                                     ======    ======

NOTE 8. LEASES

     The Company leases equipment under capital and non-cancelable operating leases. The Company also leases certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2005. Property and equipment include the following amounts under leases that have been capitalized:

                                                        MARCH 31,
                                                     ----------------
                                                      2001      2000
                                                     ------    ------
                                                      (IN THOUSANDS)
Equipment..........................................  $3,305    $1,078
Less accumulated amortization......................    (458)     (242)
                                                     ------    ------
                                                     $2,847    $  836
                                                     ======    ======

     Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage. The leases are secured by the leased assets.

     Future minimum payments under capital and non-cancellable operating leases with initial terms of one year or more consisted of the following at March 31, 2001:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
                                                              (IN THOUSANDS)
2002.....................................................  $  890      $ 5,642
2003.....................................................     723        4,358
2004.....................................................     658        2,986
2005.....................................................     557        1,913
2006.....................................................     279          668
                                                           ------      -------
          Total minimum lease payments...................   3,107      $15,567
                                                                       =======
Less amounts representing interest.......................    (461)
                                                           ------
Present value of net minimum lease payments..............   2,646
Less current portion.....................................    (754)
                                                           ------
                                                           $1,892
                                                           ======

     Rent expense was approximately $5.9 million, $4.5 million, and $3.4 million for the years ended March 31, 2001, 2000, and 1999, respectively.

                                CELERITEK, INC.

NOTE 9. LONG-TERM DEBT

     The Company chose not to renew its line of credit and allowed the Master Loan Agreement to expire on October 31, 2000. Under the original Master Loan Agreement, we had a lease line, which subsequently converted into two separate term loans. One of these two term loans expired in March 2001 and the other will expire in November 2001. The term loans bear interest at the bank's reference rate (8.0% as of March 31, 2001) plus 0.5%. As of March 31, 2001, we had borrowings of $222,222 outstanding against the term loan. As part of the agreement, we are required to maintain various covenants. The covenants pertain to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends.

     Future minimum principle payments on debt are as follows (in thousands):

Year ending March 31,
     2002...................................................  $ 1,380
     2003...................................................    1,278
     2004...................................................    1,411
     2005...................................................      997
                                                              -------
               Total minimum principle payments.............    5,066
     Less current portion...................................   (1,380)
                                                              -------
     Long-term portion......................................  $ 3,686
                                                              =======

NOTE 10. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                     YEARS ENDED MARCH 31,
                                                    ------------------------
                                                    2001    2000      1999
                                                    ----    -----    -------
                                                         (IN THOUSANDS)
Current:
  Federal.........................................  $125    $(468)   $(3,363)
  State...........................................    --      (80)      (348)
                                                    ----    -----    -------
          Total current...........................   125     (548)    (3,711)
Deferred:
  Federal.........................................    --      468        922
  State...........................................    --       80        348
                                                    ----    -----    -------
          Total deferred..........................    --      548      1,270
                                                    ----    -----    -------
Provision (benefit) for income taxes..............  $125    $  --    $(2,441)
                                                    ====    =====    =======

                                CELERITEK, INC.

     The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                      YEARS ENDED MARCH 31,
                                   -----------------------------------------------------------
                                         2001                 2000                 1999
                                   -----------------    -----------------    -----------------
                                   AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                   -------   -------    -------   -------    -------   -------
                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
At U.S. statutory rate...........  $(3,545)   (34.0)%   $(2,320)   (34.0)%   $(3,393)   (34.0)%
Change in valuation allowance....    3,545     34.0       2,407     35.2       1,162     11.7
Research and development tax
  credits........................       --       --          --       --        (172)    (1.7)
Federal alternative minimum
  tax............................      125      1.2          --       --          --       --
Other............................       --       --         (87)    (1.2)        (38)    (0.5)
                                   -------    -----     -------    -----     -------    -----
                                   $   125      1.2%    $    --      0.0%    $(2,441)   (24.5)%
                                   =======    =====     =======    =====     =======    =====

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. The significant components of the Company's deferred tax assets are as follows:

                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
                                                            (IN THOUSANDS)
DEFERRED TAX ASSETS:
Inventory valuation.....................................  $  5,542    $ 1,978
Accruals and reserves not deductible for tax purposes...     2,758        786
Net operating loss carryforwards........................       882      2,657
Tax credit carryforwards................................     1,311      1,781
Other...................................................       433        123
                                                          --------    -------
Deferred tax assets.....................................    10,926      7,325
Valuation allowance.....................................   (10,926)    (7,325)
                                                          --------    -------
          Total and net deferred tax assets.............  $     --    $    --
                                                          ========    =======

     Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been fully offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased by approximately $3.6 million and $4.2 million during the years ended March 31, 2001 and 2000, respectively.

     As of March 31, 2001 the Company had federal and state net operating loss carryforwards of approximately $1.9 million and $4.0 million, respectively. The Company also had federal and state tax credit carryforwards of approximately $605,000 and $1,069,000, respectively. If not utilized, the carryforwards will expire beginning in 2004.

NOTE 11. SALARY DEFERRAL PLAN

     The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the Plan were approximately $159,000 in fiscal 2001, $128,000 in fiscal 2000, and $159,000 in fiscal 1999. Administrative expenses relating to the Plan are insignificant.

                                CELERITEK, INC.

NOTE 12. SHAREHOLDERS' EQUITY

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

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock were originally reserved for issuance to employees of the Company. During the fiscal year ended March 31, 2001, 2000, and 1999, 121,045, 131,895, and 122,307 shares of common stock, respectively, were purchased under the ESPP. The Company has 32,938 shares remaining reserved for future issuance under this Plan.

STOCK OPTION PLANS

  1994 Stock Option Plan

     Under the 1994 Stock Option Plan (the 1994 Plan), which was approved in April 1994 and expires ten years from adoption, the Company may grant either incentive stock options or nonstatutory stock options to certain employees and consultants as designated by the Board of Directors. The 1994 Plan provides that
(i) the exercise of an incentive stock option will be no less than the fair market value of the Company's common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan. The number of shares reserved for issuance under the 1994 Plan shall be increased by an amount equal to the lesser of (i) 250,000 shares, (ii) 3% of the outstanding shares of the Company's common stock on such a date or (iii) a lesser amount determined by the Board of Directors of the Company. The Company has reserved 443,642 shares for future issuance under the 1994 Plan.

  Nonstatutory Stock Option Plan (the 2000 Plan)

     On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. The Company has 90,750 shares remaining reserved for future issuance under the 2000 plan.

                                CELERITEK, INC.

     Activity under the 1994 Plan and the 2000 Plan is set forth below:

                                                           OPTIONS OUTSTANDING       WEIGHTED
                                             SHARES     --------------------------   AVERAGE
                                           AVAILABLE    NUMBER OF     PRICE PER      EXERCISE
                                           FOR GRANT     SHARES         SHARE         PRICE
                                           ----------   ---------   --------------   --------
BALANCE AT MARCH 31, 1998................     174,564     851,288   $3.00 - $16.00    $ 8.71
  Additional shares authorized for 1994
     Plan................................     215,260          --         --              --
  Options granted........................  (1,119,000)  1,119,000    3.88 -  10.00      6.51
  Options exercised......................          --     (83,508)   3.00 -  10.00      5.01
  Options canceled and expired...........     867,217    (867,217)   3.00 -  16.00     10.46
                                           ----------   ---------   --------------    ------
BALANCE AT MARCH 31, 1999................     138,041   1,019,563   $3.00 - $16.00    $ 5.10
  Additional shares authorized for 1994
     Plan................................     471,440          --         --              --
  Options granted........................    (453,500)    453,500    4.00 -  52.63      7.95
  Options exercised......................          --    (300,638)   3.00 -   6.94      4.90
  Options canceled and expired...........      94,105     (94,105)   3.00 -   6.63      5.56
                                           ----------   ---------   --------------    ------
BALANCE AT MARCH 31, 2000................     250,086   1,078,320   $3.00 - $52.63    $ 6.31
  Additional shares authorized for 1994
     Plan................................     750,000          --         --              --
  Shares authorized for 2000 Plan........     200,000          --         --              --
  Options granted........................    (722,500)    722,500   12.63 -  53.75     31.43
  Options exercised......................          --    (194,422)   3.00 -   7.63      4.90
  Options canceled and expired...........      56,806     (56,806)   4.00 -  53.75     23.83
                                           ----------   ---------   --------------    ------
BALANCE AT MARCH 31, 2001................     534,392   1,549,592   $3.00 - $53.75    $17.48

     At March 31, 2000 and 1999, outstanding options covering 479,220 and 531,235 shares were exercisable.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

                            OPTIONS OUTSTANDING
                   --------------------------------------      OPTIONS EXERCISABLE
                                   WEIGHTED                  -----------------------
                                    AVERAGE      WEIGHTED                   WEIGHTED
                                   REMAINING     AVERAGE                    AVERAGE
   RANGE OF          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
---------------    -----------    -----------    --------    -----------    --------
 $3.00 - $ 5.63       658,226     6.39 years      $ 4.88       457,651       $ 4.92
 $6.00 - $31.44       669,491     9.36 years      $18.04        76,049       $14.20
$32.44 - $53.75       221,875     9.02 years      $53.15        51,331       $53.60
                    ---------     ----------      ------       -------       ------
                    1,549,592     8.05 years      $17.48       585,031       $10.40

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

                                CELERITEK, INC.

December 1995 was estimated at the date of grant using the Black-Scholes option pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

                                                      YEARS ENDED MARCH 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
Risk-free interest rate.........................     5.7%       5.6%       5.4%
Dividend yield..................................     0.0%       0.0%       0.0%
Volatility......................................    92.1%      83.1%      77.9%
Expected life of options........................  5 years    5 years    5 years

     The Company used the following weighted average assumptions for its ESPP:

                                                    YEARS ENDED MARCH 31,
                                             -----------------------------------
                                               2001         2000         1999
                                             ---------    ---------    ---------
Risk-free interest rate....................       5.7%         5.4%         5.4%
Dividend yield.............................       0.0%         0.0%         0.0%
Volatility.................................      92.1%        83.1%        77.9%
Expected life of options...................  0.5 years    0.5 years    0.5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair market value of its options.

     For purposes of pro forma disclosures, the estimated fair value of options and ESPP awards is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                   YEARS ENDED MARCH 31,
                                              -------------------------------
                                                2001       2000        1999
                                              --------    -------    --------
Pro forma net loss..........................  $(15,375)   $(8,567)   $(10,075)
Pro forma basic net loss per share..........  $  (1.36)   $ (1.11)   $  (1.39)
Pro forma diluted net loss per share........  $  (1.36)   $ (1.11)   $  (1.39)

     The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2001, 2000, and 1999 was $23.18, $5.52, and $2.63,
respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2001, 2000, and 1999 was $4.11, $2.20, and $1.88, respectively.

OUTSIDE DIRECTORS' STOCK OPTION PLAN

     Under the Outside Directors' Stock Option Plan (the Directors' Plan), options are granted automatically at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted options to purchase 6,000 shares of common stock at their date of election or appointment to the Board. On the fourth anniversary of serving on the Board and on each anniversary thereof, each director is automatically granted an additional 1,500 options to purchase shares of common stock. During the fiscal year ended March 31, 2001, 3,000 options to purchase shares of common stock were granted. At March 31, 2001, options to purchase 30,000 shares of common stock were outstanding of which 18,750 options were exercisable at weighted average exercise prices of $9.47 and $6.87, respectively. The Company has 42,000 shares reserved for future issuance under the Directors' Plan.

                                CELERITEK, INC.

PURCHASE RIGHTS

     The Board of Directors declared a dividend of one right for each share of common stock (the Right) to be paid on April 8, 1999, to shareholders of record at such date. Each Right represents the right to purchase one one-thousandth of a share of preferred stock at an exercise price of $45.00 per Right. All common stock issued after April 9, 1999 contains the Right.

NOTE 13. BUSINESS SEGMENT DATA AND RELATED INFORMATION

     The Company operates in one business segment, the sale of GaAs-based products for the wireless communications market to semiconductor and subsystems customers.

     The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Discrete financial information for each customer market segment, other than revenues, is not provided to the CEO.

     In fiscal 2001, one customer accounted for 21% of net sales and another accounted for 10%. In fiscal 2000, one customer accounted for 15% of net sales and another accounted for 11%. In fiscal 1999, no one customer accounted for more than 10% of net sales.

     The following is a summary of operations by geographic region:

                                                            YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Net sales to customers:
  United States.......................................  $49,780    $37,526    $32,684
  Europe..............................................    8,283      4,814      4,309
  Mexico..............................................    6,974         --         --
  Israel..............................................    5,726      1,967        986
  Japan...............................................    4,586      2,462      2,401
  Korea...............................................    4,187         90        108
  Brazil..............................................    4,054        444         --
  Other...............................................    1,472        908        640
                                                        -------    -------    -------
                                                        $85,062    $48,211    $41,128
                                                        =======    =======    =======
Net property and equipment:
  United States.......................................  $20,761    $ 7,013    $ 6,500
  Philippines.........................................      367      1,682        475
  Other...............................................    2,870        706        226
                                                        -------    -------    -------
                                                        $23,998    $ 9,401    $ 7,201
                                                        =======    =======    =======

     Net sales to customers are based on the customers' billing location. Long-lived assets are those assets used in each geographical area.

NOTE 14. CONTINGENCIES

     The Company operates in the semiconductor industry and may from time to time become party to litigation. Management is currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on the Company.

                                CELERITEK, INC.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                 YEARS ENDED MARCH 31,
                                                -----------------------
                                                2001     2000     1999
                                                -----    -----    -----
                                                    (IN THOUSANDS)
Cash paid for interest........................  $412     $235     $386
Cash paid for income taxes....................     1       --      151
Capital lease obligations incurred to acquire
  equipment...................................   335      525      218

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

                                          CELERITEK, INC.

Date: June 1, 2001                        By:      /s/ TAMER HUSSEINI
                                            ------------------------------------
                                                       Tamer Husseini
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
                 /s/ TAMER HUSSEINI                         Chairman, President and        June 1, 2001
-----------------------------------------------------       Chief Executive Officer
                   Tamer Husseini                        (Principal Executive Officer)

                /s/ MARGARET E. SMITH                     Vice President, Finance and      June 1, 2001
-----------------------------------------------------       Chief Financial Officer
                  Margaret E. Smith                         (Principal Financial and
                                                              Accounting Officer)

               /s/ ROBERT J. GALLAGHER                              Director               June 1, 2001
-----------------------------------------------------
                 Robert J. Gallagher

                /s/ CHARLES P. WAITE                                Director               June 1, 2001
-----------------------------------------------------
                  Charles P. Waite

                /s/ WILLIAM D. RASDAL                               Director               June 1, 2001
-----------------------------------------------------
                  William D. Rasdal

                 /s/ THOMAS W. HUBBS                                Director               June 1, 2001
-----------------------------------------------------
                   Thomas W. Hubbs

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             ALLOWANCE FOR DOUBTFUL ACCOUNTS (THOUSANDS OF DOLLARS)

                                                              ADDITIONS
                                               BALANCE AT    CHARGED TO                       BALANCE
                                               BEGINNING      COSTS AND                       AT END
                   PERIOD                      OF PERIOD     EXPENSES(1)    DEDUCTIONS(2)    OF PERIOD
                   ------                      ----------    -----------    -------------    ---------
Year Ended 4/1/01............................     $349         $1,645           $ 17          $1,977
Year Ended 4/2/00............................      517             60            228             349
Year Ended 3/28/99...........................      595            165            243             517

---------------
(1) See "Concentration of Credit Risk" under footnote 1 for additional information.

(2) Deductions represent write-offs of uncollectable accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 3.1(1)   Restated Articles of Incorporation of Registrant.
 3.2(1)   Bylaws of Registrant, as amended to date.
 4.1(1)   Form of Registrant's Stock Certificate.
 4.2(1)   Third Modification Agreement (including Registration Rights
          Agreement) dated July 30, 1990, between the Registrant and certain investors.
 4.3(5)   Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
10.1(3)   1985 Stock Incentive Program and forms of Incentive Stock
          Option Agreement and Nonstatutory Stock Option Agreement.
10.2(1)   1994 Stock Option Plan, as amended, and form of Stock Option
          Agreement.
10.3(1)   Employee Qualified Stock Purchase Plan and form of
          Subscription Agreement.
10.4(1)   Outside Director's Stock Option Plan and form of Stock
          Option Agreement.
10.5(1)   Form of Directors' and Officers' Indemnification Agreement.
10.6(1)   Business Loan Agreement dated September 11, 1992 between the
          Registrant and Silicon Valley Bank and Promissory Notes
          issued thereunder.
10.7(1)   Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10.8(2)   Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10.9(4)   Loan modification agreement dated September 11, 1997 between
          Registrant and Silicon Valley Bank.
10.10(6)  First Amendment to Lease dated June 17, 1999 by and between
          Registrant and Mission West Properties, L.P. II (formerly
          known as Berg & Berg Developers).
10.11     2000 Nonstatutory Stock Option Plan.
10.12     Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5,
          2000.
23.1      Consent of Ernst & Young LLP, Independent Auditors.

---------------
(1) Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2) Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(3) Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4) Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to our Form 8-A filed on April 1, 1999.

(6) Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.