Form 10-Q
period 2001-06-30
CELERITEK INC/CA
filed 2001-08-15
CIK 919583

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.


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

COMMON STOCK, NO PAR VALUE: 12,029,344 SHARES AS OF JULY 31, 2001

                                       CELERITEK, INC.




PART I:        FINANCIAL INFORMATION                                               PAGE
                                                                                   ----
       Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:                                 1
               June 31, 2001 and March 31, 2001

               Condensed Consolidated Statements of Operations:                       2
               Three months ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows:                       3
               Three months ended June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                   4

       Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           6-20

       Item 3: Quantitative and Qualitative Disclosures
               about Market Risk                                                     20

PART II:       OTHER INFORMATION

       Item 6: Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                           22

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                    June 30,        March 31,
                                                      2001            2001
                                                    --------        --------
                                                   (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                         $  7,639        $  3,515
  Short-term investments                              92,393         103,998
  Accounts receivable, net                            13,032          16,495
  Inventories                                         16,084          15,361
  Prepaid expenses and other current assets            2,853           3,446
                                                    --------        --------
           Total current assets                      132,001         142,815
Property and equipment, net                           24,370          23,998
Other assets                                           3,703           3,712
                                                    --------        --------
Total assets                                        $160,074        $170,525
                                                    ========        ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  8,870        $ 13,413
  Accrued payroll                                      1,823           2,679
  Accrued liabilities                                  4,276           3,912
  Current portion of long-term debt                    1,325           1,380
  Current obligations under capital leases               790             754
                                                    --------        --------
          Total current liabilities                   17,084          22,138
Long-term debt, less current portion                   3,378           3,686
Non-current obligations under capital leases           1,626           1,892
Shareholders' equity                                 137,986         142,809
                                                    --------        --------
Total liabilities and shareholders' equity          $160,074        $170,525
                                                    ========        ========


Note: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                   -------------------------
                                                     2001             2000
                                                   --------         --------
Net sales                                          $ 14,012         $ 19,689
Cost of goods sold                                   15,223           14,228
                                                   --------         --------

Gross profit (loss)                                  (1,211)           5,461
Operating expenses:
  Research and development                            2,414            2,257
  Selling, general and  administrative                2,744            2,641
                                                   --------         --------
Total operating expenses                              5,158            4,898

Income (loss) from operations                        (6,369)             563
Interest income and other, net                        1,253              262
                                                   --------         --------

Income (loss) before income tax                      (5,116)             825
Provision for income taxes                                0              124
                                                   --------         --------
Net income (loss)                                  ($ 5,116)        $    701
                                                   ========         ========

Basic earnings (loss) per share                    ($  0.43)        $   0.07
                                                   ========         ========
Diluted earnings (loss) per share                  ($  0.43)        $   0.07
                                                   ========         ========

Weighted average common shares outstanding           11,960            9,633
Weighted average common shares outstanding,
  assuming dilution                                  11,960           10,527


                             See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

                                                                Three Months Ended
                                                            ---------------------------
                                                            June 30,           June 30,
                                                              2001               2000
                                                            --------           --------
OPERATING ACTIVITIES
Net income (loss)                                           $ (5,116)          $    701
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation, amortization and other                       1,310                838
    Changes in operating assets and liabilities               (1,715)            (5,619)
                                                            --------           --------
Net cash used in operating activities                         (5,521)            (4,080)

INVESTING ACTIVITIES

Purchase of property and equipment                            (1,664)            (2,261)
Sale of property and equipment                                     4                 --
Purchases of short-term investments                          (37,280)           (52,095)
Maturities and sale of short-term investments                 48,609             10,591
                                                            --------           --------
Net cash used in investing activities                          9,669            (43,765)

FINANCING ACTIVITIES

Payments on long-term debt                                      (362)              (167)
Borrowings on long-term debt                                      --              1,895
Payments on obligations under capital leases                    (230)               (97)
Proceeds from issuance of common stock                           568             87,502
                                                            --------           --------
Net cash provided by financing activities                        (24)            89,133

Increase (decrease) in cash and cash equivalents               4,124             41,288
Cash and cash equivalents at beginning of period               3,515              8,707
                                                            --------           --------
Cash and cash equivalents at end of period                  $  7,639           $ 49,995
                                                            ========           ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                 --           $      1
     Interest                                               $    144                 37



                             See accompanying notes.

CELERITEK, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2001

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

        The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2002 and fiscal 2001 ended July 1, 2001 and July 2, 2000, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

2.      INVENTORIES

        The components of inventory consist of the following:

                                                June 30,         March 31,
                                                 2001             2001
                                                -------          -------
                                                     (In Thousands)
        Raw materials ................          $ 5,846          $ 4,903

        Work-in-process ..............           10,238           10,458
                                                -------          -------
                                                $16,084          $15,361
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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                              Three months ended
                                                                   June 30,
                                                          -------------------------
        BASIC                                               2001              2000
        -----                                             -------           -------
        Net income (loss) ...........................     $(5,116)          $   701
                                                          =======           =======
        Weighted common shares outstanding ..........      11,960             9,633
                                                          =======           =======
        Basic earnings (loss) per common share ......     $ (0.43)          $  0.07
                                                          =======           =======

        DILUTED
        -------

        Net income (loss) ...........................     $(5,116)          $   701
                                                          =======           =======

        Weighted common shares outstanding ..........      11,960             9,633
        Dilutive effect of stock options ............          --               894
                                                          -------           -------
        Weighted common shares outstanding,
          assuming dilution .........................      11,960            10,527
                                                          =======           =======
        Diluted earnings (loss) per common share ....     $ (0.43)          $  0.07
                                                          =======           =======

4.      Comprehensive Income

        Comprehensive income for the three month period ended June 30, 2001 was a loss of $5,392,000 and was the same as net income for the three month period ended June 30, 2000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding the possibility that our loan arrangements will be terminated and the ability to meet our liquidity requirements. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors discussed in the section of this report entitled "Risks, Trends, and Uncertainties," and elsewhere in this report.

RESULT OF OPERATIONS - FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2002:

        Total net sales decreased 29% from $19.7 million for the first quarter of fiscal 2001 to $14.0 million for the first quarter of fiscal 2002. GaAs semiconductor component sales decreased 7% from $8.7 million in the first quarter of fiscal 2001 to $8.1 million in the first quarter of fiscal 2002. The decrease in the semiconductor component sales was the result of a decrease in sales of linear devices for wireless data infrastructure applications, partially offset by an increase in the sales of GaAs RF power modules for use in mobile handsets.

         Net sales of GaAs-based subsystems decreased 74% from $8.1 million in the first quarter of fiscal 2001 to $2.1 million in the first quarter of fiscal 2002, primarily because of the continuing weakness in the broadband wireless infrastructure market. Total net sales to defense customers increased 31% from $2.9 million in the first quarter of fiscal 2001 to $3.8 million for first quarter of fiscal 2002, primarily as a result of increased government spending in defense programs and declining competition in the defense industry.

        In the fourth quarter of our prior fiscal year, many of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. As a result of the cancellations and delays, we evaluated the impact on our business and determined additional reserves and write-downs were required for our accounts receivable, inventory and fixed assets. In the event we are able to secure any cancellation charges, cost of goods sold for these revenues will be zero because of the write-downs we have already taken in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002 we have taken additional accounts receivable and inventory reserves due to the continued weakness in the broadband wireless infrastructure markets. In addition, we reduced our number of employees by about 30% during the first quarter of fiscal 2002 to adjust our employment level to current business conditions.

        Gross margin decreased from a positive 28% of net sales in the first quarter of fiscal 2001 to a negative 9% of net sales in the first quarter of fiscal 2002. The decrease in gross margin was primarily due to the decreased sales of GaAs-based subsystems for point to point radios and satellite transceivers and increased fixed expenses to support a previously higher level of business. In addition, in the first quarter of fiscal 2002, we reduced the number of employees by approximately 30%, primarily in our manufacturing areas, which resulted in some termination expense.

        Research and development expenses increased 4% from $2.3 million, or 11% of net sales, in the first quarter of fiscal 2001 to $2.4 million, or 17% of net sales, in the first quarter of fiscal 2002. We are maintaining our current level of research and development spending and do not expect any significant decreases because we believe developing future products is integral to our future growth.

        Selling, general and administrative expenses increased 4% from $2.6 million, or 13% of net sales, in the first quarter of fiscal 2001 to $2.7 million, or 20% of net sales, in the first quarter of fiscal 2002. The increase was primarily due to an increase in allowance for doubtful accounts.

        Interest income and other, net increased from $262,000 in the first quarter of fiscal 2001 to $1.3 million in the first quarter of fiscal 2002. The increase in interest income and other, net, was primarily due to increased cash, cash equivalents, and short-term investment balances from our follow-on public offering in June 2001. We raised $100.3 million, including the over-allotment option.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of June 30, 2001, we had $7.6 million of cash and cash equivalents, $92.4 million of short-term investments and $114.9 million of working capital. In June 2000, we issued 2.3 million shares of common stock to institutional investors in an underwritten secondary offering and received net proceeds of approximately $100.3 million.

        As of June 30, 2001, we had $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

        We have various equipment notes outstanding, which are secured by the equipment. These notes have various attached covenants pertaining to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends. As of June 30, 2001, we were in default of certain covenants for two lenders. Both lenders have granted us a written waiver of the default and have agreed to modify the respective covenants so we will be in compliance by next quarter. Accordingly, we have classified the notes in accordance with their contractual maturities.

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

        -       variations in average selling prices of our products; and

        -       changes in our inventory levels.

        Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the fourth quarter of fiscal 2001, a number of our GaAs-based subsystems contracts were either terminated or delayed and our net sales declined substantially from the prior quarter. We cannot assure you that additional customers will not terminate contracts, that customer orders will not be delayed, or that customers will ever reinstate orders under contracts that have been delayed. During the first quarter of fiscal 2002, there were no significant cancellations but we cannot assure you that we will not have additional cancellations. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

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

        A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of our net sales. Motorola accounted for approximately 21% of our net sales, and DMC Stratex Networks accounted for approximately 10% of our net sales during fiscal 2001. For the first three months of fiscal 2002, sales to our top ten customers accounted for approximately 81% of our net sales. Motorola accounted for approximately 47% of our net sales, and DMC Stratex Networks accounted for approximately 11% of our net sales for the first three months of fiscal 2002. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for approximately 41% of our backlog at June 30, 2001. In addition, the mix of our major customers shifted during the fiscal year ended March 31, 2000 to rely more upon customers in the mobile handset and wireless communications infrastructure markets, and less upon defense industry customers. Accordingly, our relationships with many of our anticipated major customers have only recently been established. Our success depends on our ability to successfully satisfy these customers' GaAs semiconductor component and GaAs-based subsystem requirements. If we lose a major customer or if anticipated sales to a major customer do not to materialize, our operating results and business would be harmed. For example, in the fourth quarter of fiscal 2001, our net sales were adversely affected when a number of customers cancelled orders as a result of a decline in demand for wireless communications equipment.

BECAUSE MANY OF OUR EXPENSES ARE FIXED, OUR EARNINGS WILL DECLINE IF WE DO NOT MEET OUR PROJECTED SALES.

        Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, as our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. In the fourth quarter of fiscal 2001, we wrote-down fixed assets in response to the decline in the broadband wireless infrastructure market. If future demand does not increase or if our net sales decline further, our results will continue to suffer. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

OUR BACKLOG MAY NOT RESULT IN SALES.

        Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of June 30, 2001, our backlog was approximately $52 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

        In the fourth quarter of our fiscal year, some of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

        Of our current backlog, approximately 41% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

        -       contamination of the manufacturing environment; and

        -       equipment failures.

        Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. For example, in the fourth quarter of fiscal 2001, we began volume production of a new product, HBT modules. We experienced lower than expected yields and start up quality issues with the subcontractor who is assembling the modules. These issues have resulted in lower gross margins than expected. We cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS THAT MAY HARM OUR BUSINESS.

        During the first three months of fiscal 2002, sales from international customers accounted for 63% of our net sales. In fiscal 2001, sales from international customers accounted for 41% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK

INTEREST RATE RISK

        Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2001 our investment portfolio comprised approximately $8.2 million in money market funds and certificate of deposits and $91.9 million of preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2001 levels, the fair value of our portfolio would decline by approximately $166,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

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

Part II

Item 6. Exhibits and Reports on Form 8-K

        A.      Exhibits

                None.


        B. No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Celeritek, Inc.
                                                   (Registrant)



Date: August 15, 2001                  /s/ MARGARET E. SMITH
                                       -----------------------------------------
                                       Margaret E. Smith, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary