Form 10-Q
period 2001-09-30
CELERITEK INC/CA
filed 2001-11-14
CIK 919583

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _______________________

                         COMMISSION FILE NUMBER: 0-23576

                                 CELERITEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                          77-0057484
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

            3236 SCOTT BLVD.
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

       Yes [X] No[ ]

       Applicable only to corporate issuers:

       Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE: 12,093,648 SHARES AS OF OCTOBER 31, 2001

================================================================================

                                 CELERITEK, INC.

                                TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------
PART I: FINANCIAL INFORMATION ..............................................................       1

      Item 1.  Financial Statements (Unaudited) ............................................       1

               Condensed Consolidated Balance Sheets:  September 30, 2001 and March 31, 2001       1

               Condensed Consolidated Statements of Operations:  Three and six months ended
                   September 30, 2001 and 2000 .............................................       2

               Condensed Consolidated Statements of Cash Flows:  Six months ended
                   September 30, 2001 and 2000 .............................................       3

               Notes to Condensed Consolidated Financial Statements ........................       4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ..............................................................       6

      Item 3.  Quantitative and Qualitative Market Risk ....................................      18

PART II: OTHER INFORMATION .................................................................      19

      Item 4.  Submission of Matters to a Vote of Security Holders .........................      19

      Item 6.  Exhibits and Reports on Form 8-K ............................................      19

SIGNATURES .................................................................................      20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CELERITEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     SEPTEMBER 30,   MARCH 31,
                                                         2001          2001
                                                       --------      --------
                                                      (UNAUDITED)      (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents ....................      $ 31,316      $  3,515
   Short-term investments .......................        70,723       103,998
   Accounts receivable, net .....................         8,998        16,495
   Inventories ..................................        13,650        15,361
   Prepaid expenses and other current assets ....         3,180         3,446
                                                       --------      --------
      Total current assets ......................       127,867       142,815
Property and equipment, net .....................        24,804        23,998
Other assets ....................................         4,386         3,712
                                                       --------      --------
Total assets ....................................      $157,057      $170,525
                                                       ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................      $  5,390      $ 13,413
   Accrued payroll ..............................         2,053         2,679
   Accrued liabilities ..........................         3,479         3,912
   Current portion of long-term debt ............         2,100         1,380
   Current obligations under capital leases .....           787           754
                                                       --------      --------
      Total current liabilities .................        13,809        22,138
Long-term debt, less current portion ............         5,942         3,686
Non-current obligations under capital leases ....         1,571         1,892
Shareholders' equity ............................       135,735       142,809
                                                       --------      --------
Total liabilities and shareholders' equity ......      $157,057      $170,525
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

                                 CELERITEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 -----------------------      -----------------------
                                                   2001           2000          2001           2000
                                                 --------       --------      --------       --------
Net sales .................................      $ 15,131       $ 23,109      $ 29,143       $ 42,798
Cost of goods sold ........................        14,269         16,462        29,495         30,690
                                                 --------       --------      --------       --------

Gross profit (loss) .......................           862          6,647          (352)        12,108
Operating expenses:
   Research and development ...............         2,160          2,452         4,574          4,709
   Selling, general and administrative ....         2,379          2,848         5,123          5,489
                                                 --------       --------      --------       --------
Total operating expenses ..................         4,539          5,300         9,697         10,198

Income (loss) from operations .............        (3,677)         1,347       (10,049)         1,910
Interest income (expense) and other, net ..           945          1,735         2,198          1,997
                                                 --------       --------      --------       --------

Income (loss) before income tax ...........        (2,732)         3,082        (7,851)         3,907
Provision for income taxes ................             0            462             0            586
                                                 --------       --------      --------       --------
Net income (loss) .........................      $ (2,732)      $  2,620      $ (7,851)      $  3,321
                                                 ========       ========      ========       ========

Basic earnings (loss) per share ...........      $  (0.23)      $   0.22      $  (0.65)      $   0.31
                                                 ========       ========      ========       ========
Diluted earnings (loss) per share .........      $  (0.23)      $   0.21      $  (0.65)      $   0.29
                                                 ========       ========      ========       ========

Weighted average common shares outstanding         12,071         11,708        12,016         10,671
Weighted average common shares outstanding,
   assuming dilution ......................        12,071         12,555        12,016         11,541



                             See accompanying notes.

                                 CELERITEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                       ------------------------------
                                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                                           2001             2000
                                                                                       ------------     -------------
OPERATING ACTIVITIES
Net income (loss) .................................................................      $  (7,851)      $   3,321
Adjustment to reconcile net income (loss) to net cash used in operating activities:
   Depreciation, amortization and other ...........................................          2,802           1,746
   Changes in operating assets and liabilities ....................................           (303)         (6,265)
                                                                                         ---------       ---------
Net cash used in operating activities .............................................         (5,352)         (1,198)

INVESTING ACTIVITIES
Purchase of property and equipment ................................................         (3,326)         (5,810)
Sale of property and equipment ....................................................              4              --
Purchases of short-term investments ...............................................        (85,889)       (122,922)
Maturities and sale of short-term investments .....................................        118,716          37,756
                                                                                         ---------       ---------
Net cash provided (used) by investing activities ..................................         29,505         (90,976)

FINANCING ACTIVITIES
Payments on long-term debt ........................................................           (732)           (410)
Borrowings on long-term debt ......................................................          3,708           1,895
Payments on obligations under capital leases ......................................           (360)           (423)
Proceeds from issuance of common stock ............................................          1,032         101,231
                                                                                         ---------       ---------
Net cash provided by financing activities .........................................          3,648         102,293
Increase (decrease) in cash and cash equivalents ..................................         27,801          10,119
Cash and cash equivalents at beginning of period ..................................          3,515           8,707
                                                                                         ---------       ---------
Cash and cash equivalents at end of period ........................................      $  31,316       $  18,826
                                                                                         =========       =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income taxes ................................................................             --       $       1
      Interest ....................................................................      $     312             173
      Capital lease obligations incurred to acquire equipment .....................             72             714



                             See accompanying notes.

                                 CELERITEK, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001

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

       The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2002 and fiscal 2001 ended September 30, 2001 and October 1, 2000, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

       Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

2.     INVENTORIES

       The components of inventory consist of the following:

                                       SEPTEMBER 30,     MARCH 31,
                                           2001            2001
                                         -------         -------
                                              (IN THOUSANDS)
       Raw materials ...........         $ 3,154         $ 4,903
       Work-in-process .........          10,496          10,458
                                         -------         -------
                                         $13,650         $15,361
                                         =======         =======

3.     EARNINGS PER SHARE

       Basic earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

       The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                          ----------------------      ----------------------
                                                            2001           2000         2001           2000
                                                          --------       -------      --------       -------
       BASIC
       Net income (loss) ...........................      $ (2,732)      $ 2,620      $ (7,851)      $ 3,321
                                                          ========       =======      ========       =======
       Weighted common shares outstanding ..........        12,071        11,708        12,016        10,671
                                                          ========       =======      ========       =======
       Basic earnings (loss) per common share ......      $  (0.23)      $  0.22      $  (0.65)      $  0.31
                                                          ========       =======      ========       =======
       DILUTED
       Net income (loss) ...........................      $ (2,732)      $ 2,620      $ (7,851)      $ 3,321
                                                          ========       =======      ========       =======
       Weighted common shares outstanding ..........        12,071        11,708        12,016        10,671
       Dilutive effect of stock options ............            --           847            --           870
                                                          --------       -------      --------       -------
       Weighted common shares outstanding,
          assuming dilution ........................        12,071        12,555        12,016        11,541
                                                          ========       =======      ========       =======
       Diluted earnings (loss) per common share ....      $  (0.23)      $  0.21      $  (0.65)      $  0.29
                                                          ========       =======      ========       =======


4.     COMPREHENSIVE INCOME (LOSS)

       The components of comprehensive income (loss) for the three and six month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          ---------------------      ---------------------
                                                            2001          2000         2001          2000
                                                          -------       -------      -------       -------
       Net income (loss) ...........................      $(2,732)      $ 2,620      $(7,851)      $ 3,321
       Other comprehensive income (loss)
          Unrealized gains (losses) on
             marketable securities .................           20           153         (256)          153
                                                          -------       -------      -------       -------
       Other comprehensive income (loss) ...........           20           153         (256)          153
                                                          -------       -------      -------       -------
       Comprehensive income (loss) .................      $(2,712)      $ 2,773      $(8,107)      $ 3,474
                                                          =======       =======      =======       =======

5.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This statement addresses financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company will adopt the provisions of SFAS 141 for any business combinations initiated after June 30, 2001.

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company has not recorded any goodwill or indefinite lived intangible assets prior to September 30, 2001.

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This statement becomes effective for the Company's 2003 fiscal year beginning April 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This Management's Discussion and Analysis Of Financial Condition and Results of Operations of Celeritek, Inc. ("Celeritek," the "Company," "we," "us" or "our") contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

RESULT OF OPERATIONS --SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2002:

       Total net sales decreased 35% from $23.1 million for the second quarter of fiscal 2001 to $15.1 million for the second quarter of fiscal 2002. GaAs semiconductor component sales decreased 22% from $11.6 million in the second quarter of fiscal 2001 to $9.0 million in the second quarter of fiscal 2002. The decrease in semiconductor component sales was the result of a decrease in sales of semiconductor components for wireless infrastructure applications, partially offset by an increase in the sales of InGaP HBT power amplifier modules for use in mobile handsets.

       Net sales of GaAs-based subsystems decreased 86% from $7.7 million in the second quarter of fiscal 2001 to $1.1 million in the second quarter of fiscal 2002, primarily due to the continuing weakness in demand in the broadband wireless infrastructure market. Total net sales to defense customers increased 32% from $3.8 million in the second quarter of fiscal 2001 to $5.0 million for second quarter of fiscal 2002, primarily as a result of increased government spending in defense programs that utilize our products.

       In the fourth quarter of fiscal 2001, many of our customers in the broadband wireless market delayed, then cancelled, long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. As a result of the cancellations and delays, we evaluated the impact on our business and determined additional reserves and write-downs were required for our accounts receivable, inventory and fixed assets. In the event we are able to secure any cancellation charges, cost of goods sold for these revenues will be zero because of the write-downs we have already taken in the fourth quarter of fiscal 2001. In the second quarter of fiscal 2002 we took additional inventory reserves due to the continued weakness in the broadband wireless infrastructure market. In addition, during the first quarter of fiscal 2002, we reduced our number of employees by approximately 30% to adjust for our current business condition.

       Gross margin decreased from 29% of net sales in the second quarter of fiscal 2001 to 6% of net sales in the second quarter of fiscal 2002. The decrease in gross margin was primarily due to decreased market demand for products for wireless infrastructure applications and the consequent reduction in our sales. Despite a reduction in headcount and other cost control measures, we have been unable to reduce our expenses to the same extent that sales have been reduced because of fixed expenses for property, plant and equipment. We also determined additional inventory reserves were needed.

       Research and development expenses decreased 12% from $2.5 million, or 11% of net sales, in the second quarter of fiscal 2001 to $2.2 million, or 15% of net sales, in the second quarter of fiscal 2002. The decrease in research and development expenses was primarily due to decreased headcount in the subsystem engineering area as well as other cost control measures. We expect the dollar level of research and development spending to increase in the future because we are developing a broad range of new semiconductor products to position ourselves for market recovery.

       Selling, general and administrative expenses decreased 14% from $2.8 million, or 12% of net sales, in the second quarter of fiscal 2001 to $2.4 million, or 16% of net sales, in the second quarter of fiscal 2002. The decrease was primarily due to lower commissions, payroll and bonus expenses due to our reduced business level in the second quarter.

       Interest income (expense) and other, net decreased from $1.7 million in the second quarter of fiscal 2001 to $945,000 in the second quarter of fiscal 2002. The decrease in interest income (expense) and other, net, was primarily due to lower interest rates.

RESULT OF OPERATIONS --FIRST SIX MONTHS OF FISCAL 2001 COMPARED TO FIRST SIX MONTHS OF FISCAL 2002:

       Total net sales decreased 32% from $42.8 million for the first six months of fiscal 2001 to $29.1 million for the first six months of fiscal 2002. GaAs semiconductor component sales decreased 15% from $20.3 million in the first six months of fiscal 2001 to $17.2 million in the first six months of fiscal 2002. The decrease in semiconductor component sales was the result of a decrease in sales of semiconductor components for wireless infrastructure applications, partially offset by an increase in the sales of InGaP HBT power amplifier modules for use in mobile handsets.

       Net sales of GaAs-based subsystems decreased 80% from $15.8 million in the first six months of fiscal 2001 to $3.1 million in the first six months of fiscal 2002, primarily due to the continuing weakness in demand in the broadband wireless infrastructure market. Total net sales to defense customers increased 31% from $6.7 million in the first six months of fiscal 2001 to $8.8 million for first six months of fiscal 2002, primarily as a result of increased government spending in defense programs that use our products.

       Gross margin decreased from a positive 28% of net sales in the first six months of fiscal 2001 to a negative 1% of net sales in the first six months of fiscal 2002. The decrease in gross margin was primarily due to decreased market demand for products for wireless infrastructure applications and the consequent reduction in our sales. Despite a reduction in headcount and other cost control measures, we have been unable to reduce our expenses to the same extent that sales have been reduced because of fixed expenses for property, plant and equipment. We also determined additional inventory reserves were needed. Additionally, in the first quarter of fiscal 2002, we incurred termination expenses when we reduced the number of employees by approximately 30%, primarily in our manufacturing areas.

       Research and development expenses decreased 2% from $4.7 million, or 11% of net sales, in the first six months of fiscal 2001 to $4.6 million, or 16% of net sales, in the first six months of fiscal 2002. The decrease in research and development expenses was primarily due to decreased headcount in the subsystem engineering area as well as other cost control measures. We expect the dollar level of research and development spending to increase in the future because we are developing a broad range of new semiconductor products to position ourselves for market recovery.

       Selling, general and administrative expenses decreased 7% from $5.5 million, or 13% of net sales, in the first six months of fiscal 2001 to $5.1 million, or 18% of net sales, in the first six months of fiscal 2002. The decrease was primarily due to lower commissions, payroll and bonus expenses due to our reduced business level in the first half of the fiscal year.

       Interest income (expense) and other, net increased from $2.0 million in the first six months of fiscal 2001 to $2.2 million in the first six months of fiscal 2002. The increase in interest income (expense) and other, net, was primarily due to higher average cash, cash equivalents, and short-term investment balances as a result of our follow-on public offering in calendar year June 2000 in which we raised $100.3 million.

LIQUIDITY AND CAPITAL RESOURCES

       We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of September 30, 2001, we had $31.3 million in cash and cash equivalents, $70.7 million in short-term investments and $114.1 million in working capital.

       As of September 30, 2001, we had $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

       We have various equipment notes outstanding, which are secured by the equipment. These notes have various covenants attached pertaining to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends. As of September 30, 2001 we were in compliance with all covenants.

       We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

RISKS, TRENDS AND UNCERTAINTIES

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

       Due to fluctuations in our net sales and operating expenses, we believe that period to period comparisons of our results of operations is not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could decline.

WE DEPEND ON A SMALL NUMBER OF ORIGINAL EQUIPMENT MANUFACTURERS AS CUSTOMERS. IF WE LOSE ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ONE OF OUR KEY CUSTOMERS DECREASES, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED.

       A substantial portion of our sales are derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of our net sales. Motorola accounted for approximately 21% of our net sales and DMC Stratex Networks accounted for approximately 10% of our net sales during fiscal 2001. For the first six months of fiscal 2002, sales to our top ten customers accounted for approximately 82% of our net sales, with Motorola making up approximately 51% of those net sales. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for approximately 34% of our backlog at September 30, 2001. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed. For example, in the fourth quarter of fiscal 2001, our net sales were adversely affected when a number of customers cancelled orders as a result of a decline in demand for wireless communications equipment.

WE DEPEND ON SINGLE AND LIMITED SOURCES FOR KEY COMPONENTS. IF WE LOSE ONE OR MORE OF THESE SOURCES, DELIVERY OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED AND OUR BUSINESS COULD SUFFER.

       We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. Our single-sourced components include substrates, millimeter wave components and semiconductor packages. Some of these components are critical to the products we sell to our major customers. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships and could harm our business. For example, a single-sourced supplier of substrates recently ceased operations, and we are currently attempting to find a replacement supplier. If we are unable to find and qualify another supplier, the delivery of our products to our customers, including our major customers, will be delayed, our relationship with such customers might be harmed, and our business would suffer. Even if we are able to find and qualify another supplier in the near future, the delivery of our products may still be delayed and our business may still suffer.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS.

       Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of broadband voice and data services have been adversely affected due to significant decline in demand in the telecommunications infrastructure markets. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the telecommunications infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

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

OUR BACKLOG MAY NOT RESULT IN SALES.

       Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of September 30, 2001, our backlog was approximately $37 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including our purchase of materials, hiring of personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

       In the fourth quarter of fiscal 2001, some of our customers in the broadband wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of broadband voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

       Of our current backlog, approximately 34% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

THE VARIABILITY OF OUR MANUFACTURING YIELDS MAY AFFECT OUR GROSS MARGINS.

       The success of our business depends largely on our ability to make our products efficiently through a manufacturing process that results in a large number of usable products, or yields, from any particular production run. In the past we have experienced significant delays in our product shipments due to lower than expected production yields. Due to the rigid technical requirements for our products and manufacturing processes, our production yields can be negatively affected for a variety of reasons, some of which are beyond our control. For instance, yields may be reduced by:

       - defects in masks that are used to transfer circuit patterns onto wafers;

       -       impurities in materials used;

       -       contamination of the manufacturing environment; and

       -       equipment failures.

       Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. For example, in the fourth quarter of fiscal 2001, we began volume production of a new product, HBT modules. We experienced lower than expected yields and start-up quality issues with the subcontractor who is assembling the modules. These issues resulted in lower gross margins than expected. We cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

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

       In each of the markets where we compete, average sales prices of established products have been significantly declining, and we anticipate that prices will continue to decline and negatively impact our gross profit margins. Accordingly, to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be seriously harmed.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN THE LOSS OF CUSTOMERS OR AN INABILITY TO ATTRACT NEW CUSTOMERS.

       We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include ANADIGICS, Conexant Systems, CTT, EndWave, Litton Industries, MTI (Taiwan), New Japan Radio Corporation, REMEC, RF Micro Devices, SPC America, Telaxis and TriQuint Semiconductor. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

       Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, because all of our facilities are located in California.

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

OUR PRODUCTS MAY NOT PERFORM AS DESIGNED AND MAY HAVE ERRORS OR DEFECTS THAT COULD RESULT IN A DECREASE IN NET SALES OR LIABILITY CLAIMS AGAINST US.

       Our customers establish demanding specifications for product performance and reliability. Our standard product warranty period is one year. Problems may occur in the future with respect to the performance and reliability of our products in conforming to customer specifications. If these problems do occur, we could experience increased costs, delays in or reductions, cancellations or rescheduling of orders and shipments, product returns and discounts and product redesigns, any of which would have a negative impact on our business, operating results and financial condition. In addition, errors or defects in our products may result in legal claims that could damage our reputation and our business, increase our expenses and impair our operating results.

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

       In addition, to retain our intellectual property rights we may be required to seek legal action against infringing parties. This legal action may be costly and may result in a negative outcome. An adverse outcome in litigation could subject us to significant liability to third parties, could put our patents at risk of being invalidated or narrowly interpreted and could put our patent applications at risk of not issuing. The steps taken by us may be inadequate to deter misappropriation or impede third party development of our technology. In addition, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent, as do the laws on the United States. If we are not successful in protecting our intellectual property our business will suffer.

OUR MANUFACTURING CAPACITY AND OUR ABILITY TO MAINTAIN SALES VOLUME IS DEPENDENT ON THE SUCCESSFUL RETENTION OF QUALIFIED DESIGN, ASSEMBLY AND TEST PERSONNEL AND OUR ABILITY TO INSTALL CRITICAL ASSEMBLY AND TEST EQUIPMENT ON A TIMELY BASIS.

       Our ability to satisfy our current backlog and any additional orders we may receive in the future will depend on our ability to successfully retain qualified design engineers, assembly and test personnel. Our design engineers reside at our headquarters in Santa Clara, California and at our two design centers in the United Kingdom. We contract with third parties located primarily in Asia for many of our assembly and test requirements. Our need to successfully manage and retain these personnel will intensify if in the future our production volumes are required to increase significantly from expected levels. Demand for people with these skills is intense and we cannot assure you that we will be successful in retaining sufficient personnel with these critical skills. Our business has been harmed in the past by our inability to hire and retain people with these critical skills, and we cannot assure you that similar problems will not reoccur. For example, in 1997 we experienced manufacturing capacity constraints that resulted from our inability to hire a sufficient number of test personnel. We also lost an order from a major customer in fiscal 2000 due to a shortage we experienced in design engineers.

       Our ability to maintain manufacturing capacity also depends on our ability to install additional assembly and test equipment at our Santa Clara facility and at our Asian subcontractors' facilities on a timely basis. We rely on third party providers of this equipment to deliver and install it on a timely basis. If there is a delay in the delivery and installation of this equipment, our planned increased production capacity will be reduced or delayed. This could result in delayed or lost sales to customers, adversely affect our customer relationships and harm our business.

PAST IN-HOUSE FOUNDRY CAPACITY LIMITATIONS FORCED US INTO RELATIONSHIPS WITH OTHER FOUNDRIES. WE MAY INCUR EXTRA COSTS AS A RESULT OF THESE THIRD PARTY FOUNDRY RELATIONSHIPS, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION.

       We currently operate our own foundry located in Santa Clara, California to produce GaAs semiconductor components for sale as well as for use in our GaAs-based subsystems products. In the past, our in-house capacity was not sufficient by itself to satisfy the demand and our growth objectives. Accordingly, in order to meet increasing customer demand, we entered into an arrangement in February 2000 with a third party foundry located in Los Angeles, California. Our agreement with this foundry required us to commit to a certain volume of production based on a rolling forecast. Our requirements have fallen below this level, however, we are still contractually obligated to pay for the forecast level of service.

       In addition, in December 2000, we invested approximately $2.4 million in Suntek Compound Semiconductor Co. LTD, a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production at the end of calendar 2002. We believe this investment will assist in securing a portion of Suntek's capacity for our use although we have not yet entered into a written agreement for the purchase of product. We have accounted for this investment on a cost basis.

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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS THAT MAY HARM OUR BUSINESS.

       During the first six months of fiscal 2002, sales to international customers accounted for 42% of our net sales. In fiscal 2001, sales to international customers accounted for 41% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

ANTITAKEOVER PROVISIONS COULD AFFECT THE PRICE OF OUR COMMON STOCK.

       The ability of our board of directors to issue preferred stock at any time with rights preferential to those of our common stock and the presence of our shareholder rights plan may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. The practical effect of these provisions is to require a party seeking control of us to negotiate with our board, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK

INTEREST RATE RISK

       Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At September 30, 2001, our investment portfolio comprised approximately $30.1 million in money market funds and certificate of deposits and $70.2 million of preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2001 levels, the fair value of our portfolio would decline by approximately $312,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's Annual Meeting of Shareholders was held on July 27, 2001. The results of the voting were as follows:

       Proposal 1: Election of the Board of Directors of the Company.

       Nominee                         Votes For    Votes Withheld
       -------------------            ----------      ----------
       Tamer Husseini                  9,370,731       1,301,759
       Robert J. Gallagher            10,648,532          23,958
       Thomas W. Hubbs                10,649,082          23,408
       William D. Rasdal              10,648,365          24,125
       Charles P. Waite               10,648,715          23,775

       Proposal 2: Amendment to the Employee Qualified Stock Purchase Plan.

       Votes For:             10,243,369
       Votes Against:            396,794
       Votes Abstaining:          32,327

       Proposal 3: Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2002.

       Votes For:             10,658,777
       Votes Against:              7,194
       Votes Abstaining:           6,519

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits.

       None.

       (b)     Reports on Form 8-K.

       No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.


Date: November 14, 2001                  /s/ MARGARET E. SMITH
                                       -----------------------------------------
                                       Margaret E. Smith, Vice President,
                                       Chief Financial Officer and Assistant
                                       Secretary