Form 10-Q
period 2001-12-31
CELERITEK INC/CA
filed 2002-02-11
CIK 919583

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________


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


        Yes [X] No [ ]

        Applicable only to corporate issuers:

        Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

        COMMON STOCK, NO PAR VALUE: 12,171,451 SHARES AS OF JANUARY 31, 2001


================================================================================

                                 CELERITEK, INC.

                                TABLE OF CONTENTS



                                                                                                                Page No.
                                                                                                                --------
PART I:  FINANCIAL INFORMATION......................................................................................1
         Item 1.  Financial Statements (Unaudited)..................................................................1
                  Condensed Consolidated Balance Sheets:  December 31, 2001 and March 31, 2001......................1
                  Condensed Consolidated Statements of Operations:  Three and nine months ended
                      December 31, 2001 and 2000....................................................................2
                  Consolidated Statements of Cash Flows:  Nine months ended December 31, 2001 and 2000..............3
                  Notes to Condensed Consolidated Financial Statements..............................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............7
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................20
PART II:  OTHER INFORMATION........................................................................................20
         Item 6.  Exhibits and Reports on Form 8-K.................................................................20
SIGNATURES.........................................................................................................21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 CELERITEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                 DECEMBER 31,        MARCH 31,
                                                                    2001               2001
                                                                 ------------        ---------
                                                                  (UNAUDITED)         (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents .........................            $ 13,201            $  3,515
   Short-term investments ............................              89,268             103,998
   Accounts receivable, net ..........................               8,323              16,495
   Inventories .......................................              11,682              15,361
   Prepaid expenses and other current assets .........               2,828               3,446
                                                                  --------            --------
      Total current assets ...........................             125,302             142,815
Property and equipment, net ..........................              15,631              23,998
Other assets .........................................               4,892               3,712
                                                                  --------            --------
Total assets .........................................            $145,825            $170,525
                                                                  ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable ..................................            $  7,002            $ 13,413
   Accrued payroll ...................................               1,575               2,679
   Accrued liabilities ...............................               3,714               3,912
   Current portion of long-term debt .................               2,256               1,380
   Current obligations under capital leases ..........                 804                 754
                                                                  --------            --------
      Total current liabilities ......................              15,351              22,138
Long-term debt, less current portion .................               5,277               3,686
Non-current obligations under capital leases .........               1,483               1,892
Shareholders' equity .................................             123,714             142,809
                                                                  --------            --------
Total liabilities and shareholders' equity ...........            $145,825            $170,525
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

                                 CELERITEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        DECEMBER 31,                         DECEMBER 31,
                                                                ---------------------------          ---------------------------
                                                                  2001               2000              2001               2000
                                                                --------           --------          --------           --------
Net sales ............................................          $ 14,680           $ 24,245          $ 43,823           $ 67,043
Cost of goods sold ...................................            11,811             18,505            41,306             49,195
                                                                --------           --------          --------           --------

Gross profit .........................................             2,869              5,740             2,517             17,848
Operating expenses:
   Research and development ..........................             2,279              2,613             6,853              7,322
   Selling, general and administrative ...............             2,281              2,198             7,425              7,687
   Impairment charge .................................            10,891                 --            10,960                 --
                                                                --------           --------          --------           --------
Total operating expenses .............................            15,451              4,811            25,238             15,009

Income (loss) from operations ........................           (12,582)               929           (22,721)             2,839
Interest income (expense) and other, net..............               663              2,141             2,951              4,138
                                                                --------           --------          --------           --------

Income (loss) before income tax ......................           (11,919)             3,070           (19,770)             6,977
Provision for income taxes ...........................                --                461                --              1,047
                                                                --------           --------          --------           --------
Net income (loss) ....................................          $(11,919)          $  2,609          $(19,770)          $  5,930
                                                                ========           ========          ========           ========

Basic earnings (loss) per share ......................          $  (0.99)          $   0.22          $  (1.64)          $   0.54
                                                                ========           ========          ========           ========
Diluted earnings (loss) per share ....................          $  (0.99)          $   0.21          $  (1.64)          $   0.50
                                                                ========           ========          ========           ========

Weighted average common shares outstanding ...........            12,097             11,842            12,043             11,061
Weighted average common shares outstanding,
   assuming dilution .................................            12,097             12,667            12,043             11,916


                             See accompanying notes.

                                 CELERITEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   NINE MONTHS ENDED
                                                                             --------------------------------
                                                                             DECEMBER 31         DECEMBER 31,
                                                                                2001                 2000
                                                                             -----------         ------------
OPERATING ACTIVITIES
Net (loss) income ..................................................          $ (19,770)          $   5,930
Adjustment to reconcile net (loss) income to net
  cash used in operating activities:
   Depreciation, amortization, impairment charge and other .........             15,595               2,703
   Changes in operating assets and liabilities .....................              3,744             (14,724)
                                                                              ---------           ---------
Net cash used in operating activities ..............................               (431)             (6,091)

INVESTING ACTIVITIES
Purchase of property and equipment .................................             (6,091)             (9,313)
Increase in other assets ...........................................               (512)             (2,362)
Sale of property and equipment .....................................                  4                  --
Purchases of short-term investments ................................           (131,784)           (150,134)
Maturities and sale of short-term investments ......................            145,495              65,260
                                                                              ---------           ---------
Net cash provided (used) by investing activities ...................              7,112             (96,549)

FINANCING ACTIVITIES
Payments on long-term debt .........................................             (1,241)               (721)
Borrowings on long-term debt .......................................              3,708               5,314
Payments on obligations under capital leases .......................               (509)               (821)
Proceeds from issuance of common stock .............................              1,047             101,511
                                                                              ---------           ---------
Net cash provided by financing activities ..........................              3,005             105,283
Increase in cash and cash equivalents ..............................              9,686               2,643
Cash and cash equivalents at beginning of period ...................              3,515               8,707
                                                                              ---------           ---------
Cash and cash equivalents at end of period .........................          $  13,201           $  11,350
                                                                              =========           =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income taxes .................................................          $      27           $       1
      Interest .....................................................                484                 256
Capital lease obligations incurred to acquire equipment ............          $     150           $     714


                             See accompanying notes.

                                 CELERITEK, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 2001


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

        The Company's reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2002 and fiscal 2001 ended December 30, 2001 and December 31, 2000, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

        Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

2.      INVENTORIES

        The components of inventory consist of the following:


                                            DECEMBER 31,        MARCH 31,
                                               2001               2001
                                            ------------        ---------
                                                     (IN THOUSANDS)
        Raw materials ...........            $ 2,272            $ 4,903
        Work-in-process .........              9,410             10,458
                                             -------            -------
                                             $11,682            $15,361
                                             =======            =======

3.      EARNINGS PER SHARE

        Basic earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         DECEMBER 31,                     DECEMBER 31,
                                                                 ---------------------------      ---------------------------
                                                                    2001              2000           2001               2000
                                                                 ----------          -------      ----------          -------
        BASIC
        Net income (loss) ................................       $  (11,919)         $ 2,609      $  (19,770)         $ 5,930
                                                                 ==========          =======      ==========          =======
        Weighted common shares outstanding ...............           12,097           11,842          12,043           11,061
                                                                 ==========          =======      ==========          =======
        Basic earnings (loss) per common share ...........       $    (0.99)         $  0.22      $    (1.64)         $  0.54
                                                                 ==========          =======      ==========          =======
        DILUTED
        Net income (loss) ................................       $  (11,919)         $ 2,609      $  (19,770)         $ 5,930
                                                                 ==========          =======      ==========          =======
        Weighted common shares outstanding ...............           12,097           11,842          12,043           11,061
        Dilutive effect of stock options .................               --              825              --              855
                                                                 ----------          -------      ----------          -------
        Weighted common shares outstanding,
           assuming dilution .............................           12,097           12,667          12,043           11,916
                                                                 ==========          =======      ==========          =======
        Diluted earnings (loss) per common share .........       $    (0.99)         $  0.21      $    (1.64)         $  0.50
                                                                 ==========          =======      ==========          =======

4.      COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) for the three and nine month periods ended December 31, 2001 and 2000 are as follows (in thousands):


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  DECEMBER 31,                      DECEMBER 31,
                                                            ------------------------         -------------------------
                                                              2001             2000            2001             2000
                                                            --------          ------         --------          -------
        Net income (loss) .........................         $(11,919)         $2,609         $(19,770)         $5,930
        Other comprehensive income (loss)
           Unrealized gains (losses)
           on marketable securities ...............             (117)            216             (372)            216
                                                            --------          ------         --------          ------
        Other comprehensive income (loss) .........             (117)            216             (372)            216
                                                            --------          ------         --------          ------
        Comprehensive income (loss) ...............         $(12,036)         $2,825         $(20,142)         $6,146
                                                            ========          ======         ========          ======

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

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2001.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This statement becomes effective for the Company's 2003 fiscal year beginning April 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

6.      IMPAIRMENT CHARGE

        In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $10.9 million in the third quarter of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

        The remaining impairment charge of $433,000 and $502,000 recorded in the three and nine months ended December 31, 2001, respectively, was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the respective three and nine months ended December 31, 2001 and adjusted the capital assets carrying value accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations of Celeritek, Inc. contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our expectation that sales of GaAs-based subsystems for wireless infrastructure applications will continue to decline, our expectation that research and development will increase, our belief that the NewGen investment will increase our market opportunities in Korea and China and our belief that current cash and available borrowings should be sufficient to meet our liquidity requirements through at least the next twelve months, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS--THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2002:

        Total net sales decreased 39% from $24.2 million for the third quarter of fiscal 2001 to $14.7 million for the third quarter of fiscal 2002. GaAs semiconductor component sales decreased 50% from $13.0 million in the third quarter of fiscal 2001 to $6.5 million in the third quarter of fiscal 2002. The decrease in semiconductor component sales was the result of a decrease in sales of semiconductor components for wireless infrastructure applications, partially offset by an increase in the sales of InGaP HBT power amplifier modules used in mobile handsets.

        Net sales of GaAs-based subsystems decreased 70% from $8.0 million in the third quarter of fiscal 2001 to $2.4 million in the third quarter of fiscal 2002, primarily due to the continuing weakness in demand in the wireless infrastructure market. We expect the level of sales of GaAs-based subsystems for wireless infrastructure applications to continue to decline. Total net sales to defense customers increased 81% from $3.2 million in the third quarter of fiscal 2001 to $5.8 million for third quarter of fiscal 2002, primarily as a result of increased government spending in defense programs that utilize our products.

        In the fourth quarter of fiscal 2001, many of our customers in the wireless market delayed, and then cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. As a result of the cancellations and delays, we evaluated the impact on our business and determined additional reserves and write-downs were required for our accounts receivable, inventory and fixed assets at the end of fiscal 2001. In the event we are able to secure any cancellation charges, cost of goods sold for these revenues will be zero because of the write-downs we have already taken in the fourth quarter of fiscal 2001. To date, the wireless market has not recovered, and we have been unsuccessful in securing any cancellation charges. In the second quarter of fiscal 2002, we took additional inventory reserves due to the continued weakness in the wireless infrastructure market. In addition, during the first quarter of fiscal 2002, we reduced our number of employees by approximately 30% to adjust for our current business condition.

        Gross margin decreased from 24% of net sales in the third quarter of fiscal 2001 to 20% of net sales in the third quarter of fiscal 2002. The decrease in gross margin was primarily due to decreased market demand for products used in wireless infrastructure applications and the consequent reduction in our sales. Despite a reduction in headcount and other cost control measures, we have been unable to reduce our expenses to the same extent that sales have been reduced because of fixed expenses for property, plant and equipment.

        Research and development expenses decreased 12% from $2.6 million in the third quarter of fiscal 2001 to $2.3 million in the third quarter of fiscal 2002. The decrease in research and development expenses was primarily due to decreased headcount in the subsystem engineering area as well as other cost control measures. We expect the dollar level of research and development spending to increase in the future because we are developing a broad range of new semiconductor products to position ourselves for market recovery.

        Selling, general and administrative expenses increased 5% from $2.2 million, or 9% of net sales, in the third quarter of fiscal 2001 to $2.3 million, or 16% of net sales, in the third quarter of fiscal 2002. Commission rates vary as a function of the sales mix. The increase in selling, general and administrative expenses was primarily due to higher commission rates as a result of defense sales comprising a larger percentage of total sales than the previous quarter.

        In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $10.9 million in the third quarter of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

        The remaining $433,000 impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly.

        Interest income (expense) and other, net decreased from $2.1 million in the third quarter of fiscal 2001 to $663,000 in the third quarter of fiscal 2002. The decrease in interest income (expense) and other, net, was primarily due to lower interest rates.

RESULTS OF OPERATIONS--FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL 2002:

        Total net sales decreased 35% from $67.0 million for the first nine months of fiscal 2001 to $43.8 million for the first nine months of fiscal 2002. GaAs semiconductor component sales decreased 29% from $33.3 million in the first nine months of fiscal 2001 to $23.7 million in the first nine months of fiscal 2002. The decrease in semiconductor component sales was the result of a decrease in sales of semiconductor components for wireless infrastructure applications, partially offset by an increase in the sales of InGaP HBT power amplifier modules for use in mobile handsets.

        Net sales of GaAs-based subsystems decreased 77% from $23.8 million in the first nine months of fiscal 2001 to $5.5 million in the first nine months of fiscal 2002, primarily due to the continuing weakness in demand in the wireless infrastructure market. Total net sales to defense customers increased 47% from $9.9 million in the first nine months of fiscal 2001 to $14.6 million for first nine months of fiscal 2002, primarily as a result of increased government spending in defense programs that use our products.

        Gross margin decreased from 27% of net sales in the first nine months of fiscal 2001 to 6% of net sales in the first nine months of fiscal 2002. The decrease in gross margin was primarily due to decreased market demand for products for wireless infrastructure applications and the consequent reduction in our sales. Despite a reduction in headcount and other cost control measures, we have been unable to reduce our expenses to the same extent that sales have been reduced because of fixed expenses for property, plant and equipment. Additionally, in the first quarter of fiscal 2002, we incurred termination expenses when we reduced the number of employees by approximately 30%, primarily in our manufacturing areas.

        Research and development expenses decreased 5% from $7.3 million in the first nine months of fiscal 2001 to $6.9 million in the first nine months of fiscal 2002. The decrease in research and development expenses was primarily due to decreased headcount in the subsystem engineering area as well as other cost control measures. This decrease was partially offset by increased spending in semiconductor development. We expect the dollar level of research and development spending to increase in the future because we are developing a broad range of new semiconductor products to position ourselves for market recovery.

        Selling, general and administrative expenses decreased 4% from $7.7 million in the first nine months of fiscal 2001 to $7.4 million in the first nine months of fiscal 2002. The decrease was primarily due to lower commissions and payroll expenses due to our reduced business level in the first nine months of the fiscal year.

        In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $11.0 million in the first nine months of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

        The remaining $502,000 impairment charge was the result of a further impairment with respect to certain capital assets used in the subsystem production area, which were initially written down in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment.

        Interest income (expense) and other, net decreased from $4.1 million in the first nine months of fiscal 2001 to $3.0 million in the first nine months of fiscal 2002. The decrease in interest income (expense) and other, net was primarily due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of December 31, 2001, we had $13.2 million in cash and cash equivalents, $89.3 million in short-term investments and $110.0 million in working capital.

        In December 2001, we invested approximately $500,000 in return for approximately 10% of the outstanding shares of NewGen Telecom Co., a Korean handset design company. We believe this investment will increase our market opportunities in Korea and China. We have accounted for this investment using the cost basis.

        As of December 31, 2001, we had $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

        We have various equipment notes outstanding, which are secured by the equipment. These notes have various covenants attached pertaining to the maintenance of financial ratios, liquidity levels and minimum tangible net worth and prohibit the payment of dividends. As of December 31, 2001 we were in compliance with all covenants.

        We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

        We do not have any off-balance sheet arrangements other than operating leases for capital equipment used for our business. We are not involved in any special purpose entities.

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

WE DEPEND ON A SMALL NUMBER OF ORIGINAL EQUIPMENT MANUFACTURERS AS CUSTOMERS. IF WE LOSE ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ANY ONE OF OUR KEY CUSTOMERS DECREASE, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED.

        A substantial portion of our sales is derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of our net sales. Motorola accounted for approximately 21% of our net sales and DMC Stratex Networks accounted for approximately 10% of our net sales during fiscal 2001. For the first nine months of fiscal 2002, sales to our top ten customers accounted for approximately 78% of our net sales, with Motorola making up approximately 43% of those net sales. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for approximately 46% of our backlog at December 31, 2001. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed.

For example, in the third quarter of fiscal 2002, our net sales were adversely affected when Motorola delayed shipment of semiconductor products.

WE DEPEND ON SINGLE AND LIMITED SOURCES FOR KEY COMPONENTS. IF WE LOSE ONE OR MORE OF THESE SOURCES, DELIVERY OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED AND OUR BUSINESS COULD SUFFER.

        We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. Our single-sourced components include substrates, millimeter wave components and semiconductor packages. Some of these components are critical to the products we sell to our major customers. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships (including relationships with major customers) and could harm our business. For example, a single-sourced supplier of substrates ceased operations at the end of the second quarter of fiscal 2002, but we were able to find a replacement supplier. Even though we were able to find another supplier, the delivery of our products to our customers, including our major customers, may be delayed and our relationship with such customers might be harmed and our business would suffer.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS.

        Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the telecommunications infrastructure markets. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the telecommunications infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

BECAUSE MANY OF OUR EXPENSES ARE FIXED, OUR EARNINGS WILL DECLINE IF WE DO NOT MEET OUR PROJECTED SALES.

        Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, as our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. In the third quarter of fiscal 2002, we wrote down fixed assets in response to the decline in the wireless infrastructure and mobile handset markets. If future demand does not increase or if our net sales decline further, our results will continue to suffer. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

        We are currently reviewing the feasibility of consolidating our operations into one facility. If we do consolidate our operations, the fourth quarter results will include a restructuring charge of up to $2.5 million. Subsequently, we may not be able to sublease the abandoned building, which may negatively impact our cash flow and financial condition. Conversely, if we consolidate into one facility and if our business improves in the future, we may not have sufficient capacity to meet customer demand and our business operating results and financial condition may be significantly harmed.

OUR BACKLOG MAY NOT RESULT IN SALES.

        Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of December 31, 2001, our backlog was approximately $33 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

        In the fourth quarter of fiscal 2001, some of our customers in the wireless market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

        Of our current backlog, approximately 46% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

DECREASES IN OUR CUSTOMERS' SALES VOLUMES COULD RESULT IN DECREASES IN OUR SALES VOLUMES.

        A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer's product, our sales volumes depend upon the commercial success of the original equipment manufacturer's product. Sales of our major customers' products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers' products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks.

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

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND AN ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

        In early 2001, California experienced an energy crisis that caused power outages throughout the State of California, disrupted the operations of numerous businesses in California and resulted in significantly increased prices for power. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government caused power prices to increase in early 2001. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed. If wholesale prices continue to increase, our operating expenses will likely increase, because all of our facilities are located in California.

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

OUR SALES TO INTERNATIONAL CUSTOMERS EXPOSE US TO RISKS THAT MAY HARM OUR BUSINESS.

        During the first nine months of fiscal 2002, sales to international customers accounted for 34% of our net sales. In fiscal 2001, sales to international customers accounted for 41% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2001, our investment portfolio comprised approximately $13.7 million in money market funds and certificate of deposits and $88.8 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2001 levels, the fair value of our portfolio would decline by approximately $440,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                10.1 Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and Newgen Co., Ltd.

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CELERITEK, INC.


Date: February 11, 2002                   /s/  MARGARET E. SMITH
                                          -------------------------------------
                                          Margaret E. Smith, Vice President,
                                          Chief Financial Officer and
                                          Assistant Secretary

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                                   DESCRIPTION
-------                                   -----------
  10.1        Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and Newgen Co., Ltd.