Form 10-K
period 2002-03-31
CELERITEK INC/CA
filed 2002-06-10
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-23576

Celeritek, Inc.

(Exact name of registrant as specified in its charter)

California	77-0057484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3236 Scott Boulevard, Santa Clara, California 95054

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (408) 986-5060

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of May 24, 2002, was approximately $61,701,227 based upon the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On May 24, 2002, approximately 12,232,464 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended March 31, 2002, are incorporated by reference in Part III of this Form 10-K.

PART I

      The “Business” section and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our expectations about (1) the implementation of next-generation wireless infrastructure systems; (2) our ability to design and manufacture high performance GaAs semiconductor components and subsystems that will provide us with a competitive advantage in functionality, size, linear efficiency, modularity, low parts count, reliability and shorter time to market; (3) the strategic advantage of our third-party manufacturing relationships to help increase production volumes, manage capacity and increase yields; (4) our strategies to become a leading provider of GaAs semiconductors and components by exploiting perceived integration trends, penetrating the mobile handset market, pursuing WLAN opportunities, vertically integrating our design and manufacturing processes, building strong customer relationships and seeking new defense electronics opportunities; (5) advantages of our product offerings for CDMA applications, and to solve other complex problems; (6) assumptions underlying our critical accounting estimates; and (7) the sufficiency of our capital resources to fund our operations for at least the next twelve months. These, and other forward-looking statements are subject to business and economic risks and uncertainties that could cause our actual results of operations to differ materially from those contained in the forward-looking statements. For example, the wireless infrastructure market may develop more slowly than anticipated and technologies may change causing us to lose any competitive advantage; GaAs technology may become obsolete due to advances in other materials or we may realize diminishing returns in terms of enhanced functionality and design advantages; our third party manufacturing relationships may not be an asset if we have difficulty managing the relationships and if production volumes remain low and demand weak; we may fail to pursue our strategies as planned, our priorities may shift if we pursue opportunities in an anticipated market that does not develop; our products may not best meet the needs of CDMA, or other applications; our good faith accounting estimates may prove to be incorrect and our cash position may deteriorate for currently unanticipated reasons. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-K and other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.     Business

Overview

      Formed as a California corporation in 1984, we design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense application such as tactical aircraft and ground based and ship board radar systems and in point to point and point to multipoint microwave radios addressing the high capacity wireless SONET/ SDH networks.

      The wireless communications infrastructure market, from which we received a significant portion of our revenue in fiscal 2001, weakened substantially in fiscal 2002. This downturn in demand was due to reduced capital spending by network operators and the overall slowdown in the economy. As a result, our revenues declined in fiscal 2002 to $57.1 million from $85.1 million in fiscal 2001 and we reported a net loss of $22.6 million. We responded to these changes during fiscal 2002 by reducing our workforce by approximately 40%, writing off obsolete inventory and impairing underutilized assets to their current fair value.

      Although the demand for defense products has been fairly stable over the last few years, we have not actively pursued defense business because of capacity constraints. As capacity became available in fiscal 2002, due to lower demand in the wireless infrastructure market, we reallocated resources to pursuing defense business.

Industry Background

Growth in the Wireless Communications Industry

      Although the market for wireless communications declined in 2001, this market has grown rapidly in recent years. For example, in the handset segment of the market, unit sales declined in 2001 compared to the previous year, the first such decline in the handset market. Wireless communications are used by consumers for mobile voice and, increasingly, data. Wireless communication is also an important element of modern networks as service providers are using wireless technology as an effective and less costly means of transmitting voice and data over portions of their networks.

      The wireless communications market is constantly changing with the advent of new applications such as digital wireless phones, personal communications systems (PCS), handheld navigation products based on the global positioning satellite (GPS) standard, satellite communications and wireless local area networks (WLAN).

      The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the existing assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. The advantages of wireless communications systems as well as the increasing demand for wireless communications at higher frequency continue to drive worldwide growth in existing systems and continue to drive the emergence of new markets and applications.

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

      Handset manufacturers also must adapt to changing wireless technologies. The two primary digital wireless technologies are known as code division multiple access, or CDMA, and time division multiple access, or TDMA, which includes a variation called global system for mobile communications, or GSM. TDMA, including GSM, is currently the most widely used digital wireless technology, although CDMA is the fastest growing due primarily to its clearer signal and greater capacity for the transmission of data.

      The next generation of wireless technology, known as third generation technology or 3G, is expected to be based on CDMA technology. 3G technologies are being designed to provide increased capacity, high bandwidth for multimedia applications and global roaming capabilities. The increased capacity and data speeds of 3G networks are expected to permit wireless transmission of integrated voice, video and data traffic. With speeds up to 2 megabits per second, or Mbps, which is 30 times faster then a typical 56 kilobits per second, or Kbps, modem, applications such as broadband wireless access to the Internet and mobile video conferencing are expected to become a reality. We believe service providers should be able to implement this technology with new infrastructure or as an equipment overlay to existing networks. Service providers are expected to begin to upgrade their networks to 3G levels over the next few years and regulatory agencies in some countries have allocated additional frequency bands for 3G services. To date, the market’s transition to 2.5G and 3G technology has not proceeded as rapidly as the industry expected.

Wireless Infrastructure Network Buildout

      In recent years service providers have been upgrading their existing networks or developing new networks to take advantage of new wireless technologies as they emerge. Service providers must choose between constructing their networks using traditional wireline infrastructure, wireless infrastructure or a combination of both. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. Many service providers are installing wireless networks because they are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction of traditional wireline networks. Notwithstanding the relatively lower cost of wireless networks, there is still a significant period of investment in network installation before subscriber revenues reach a substantial level.

      In calendar 2001, demand for network installations declined due to lower capital spending by service providers and excess network capacity.

      Wireless networks are constructed using microwave radios and other equipment to connect base stations with wired transmission systems and facilities. Wireless infrastructure solutions used in communications networks include:

•	Point to Point Networks. Point to point systems are used to transmit voice or data traffic over a single transmission link, typically between wireless communications networks or within a metropolitan area where wired networks are not available or are not cost effective. Data rates for these systems range from 4 Mbps to as high as 44 Mbps, which is over 600 times faster than a typical 56 Kbps modem.

•	Point to Multipoint/ Fixed Wireless Networks. Point to multipoint and fixed wireless networks connect a number of communications end users within a local area to a single point, thereby bypassing the last mile bottleneck in the communications network. Point to multipoint networks are primarily being used by businesses as an alternative means of data communication, while fixed wireless systems are used by consumers as an alternative to traditional wireline telephone services. These networks transport data at rates from 44 Mbps to as high as 155 Mbps and can offer consumer access to data at multiple points from 4 Mbps to 44 Mbps.

•	Wireless SONET/SDH. Wireless SONET/ SDH systems are high capacity point to point solutions, which offer service providers wireless alternatives for fiber optic network expansion. SONET and SDH are fiber optic transmission standards. Because wireless SONET/ SDH systems can transport data at speeds comparable with fiber based systems, the high capacity portion of networks can now be more rapidly and cost effectively deployed with wireless systems. These high capacity wireless systems support data rates from 155 Mbps, equivalent to OC-3 fiber optic standards, to as high as 610 Mbps.

Challenges Facing Broadband Wireless System Providers

      To meet the demand for wireless infrastructure solutions, as well as to construct and augment mobile wireless systems to meet growing subscriber demand, service providers are turning to systems integrators and original equipment manufacturers, or OEMs, to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated, reliable subsystems in a cost-effective manner. By outsourcing subsystems, OEMs can reduce their time to market and leverage their core competencies of full system design and integration. Additionally, OEMs can promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

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

      Highly integrated GaAs-based subsystems also leverage the benefits of GaAs technology to offer compact, broadband wireless solutions. GaAs-based subsystems with high linear efficiency are critical to a service provider’s ability to reduce interference levels and increase system capacity. Applications that incorporate GaAs-based subsystems include radio applications at millimeter wave frequencies. Since these GaAs-based products are complex, highly integrated components and hard to produce in volume, many manufacturers are looking to outsource these components and subsystems.

Defense Electronics Market

      Military forces worldwide are dependant on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles’ tracking systems through various RF and microwave signal processing techniques. Major missile systems such as the Air-to-Air Missile (AMRAAM), Patriot Ground-to-Air Missile and Theater High Altitude Area Defense (THAAD) also require sophisticated signal processing equipment for targeting and guidance purposes. Amplifiers are key transceiver components that determine many of the basic performance characteristics of a signal processing system. Low noise amplifiers are used to receive low-level signals and increase their level to a usable range. Power amplifiers are used to increase signal level to the required transmission power range. For missile guidance and radar applications, broadband amplifiers capable of receiving a range of frequencies are necessary given that the incoming frequencies are not known in advance.

The Celeritek Solution

      We design and manufacture GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and defense communications systems. Our products are designed to facilitate broadband voice and data transmission in mobile handsets, wireless communications networks and defense applications. We believe our core competencies, as outlined below, enable us to successfully address the existing and emerging opportunities in these wireless services markets:

Extensive Expertise in GaAs Technologies

      We believe our 17 years of experience with GaAs technology has enabled us to manufacture high performance GaAs semiconductor components and GaAs-based subsystems. Our expertise allows us to deliver high quality products to our customers by balancing the latest GaAs technology with advanced manufacturing techniques. In particular, we are able to manufacture GaAs semiconductor components that meet the more challenging CDMA linearity requirements, as well as TDMA requirements. This ability stems from our proficiency with different GaAs semiconductor processes, such as metal semiconductor field effect transistor, or MESFET, pseudo-morphic high electron mobility transistor, or pHEMT, and the indium gallium phosphide method of heterojunction bipolar transistor, or InGaP HBT.

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

Vertically Integrated Manufacturing

      The vertical integration of our design and production process improves our ability to address wireless equipment providers’ quantity and time to market requirements for GaAs semiconductor components and GaAs-based subsystems. We believe our in-house ability to design and manufacture our products in a modular fashion is critical to introduce new products meeting the evolving needs of our customers in a rapid and cost effective manner. We also design our products to be manufactured in high volumes in modular manufacturing lines, which we believe improves our ability to secure volume orders from our customers. In addition, common architectures are used for multiple applications resulting in faster development times and manufacturing efficiencies associated with common material content. We have developed relationships with third party manufacturers throughout our supply chain, which are intended to improve our ability to increase volume production to meet customers’ needs and optimize the utilization of our in-house capacity.

Design Expertise

      Our expertise in RF and microwave design allows us to effectively select and integrate appropriate circuit blocks to achieve high level functionality with cost-effective performance for our customers. This is typically a very difficult problem as bandwidth, or data rate, requirements of these systems increase. We believe our technical advantage stems from selecting appropriate high-level functionality with low parts count and complexity. This advantage translates into reliable, simple and more manufacturable products. In addition to the vertical integration benefits that come from our in-house GaAs fabrication, we also produce our own circuits and components for subsystem applications. These capabilities support higher levels of integration for our products. For example, our design expertise enabled us to develop our semiconductor InGaP HBT power modules for mobile handsets.

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

Leverage our Expertise in Linear Efficient GaAs Technology and Integration

      We intend to continue to use our expertise in GaAs and integration to address emerging trends in wireless communication markets. For example, our InGaP HBT power amplifier modules offer our mobile handset customers an integrated solution involving fewer parts, greater ease of use, smaller size and higher linear efficiency as compared to power amplifiers produced using other GaAs processes. We believe our modules will also address our customers’ needs for reduced parts count and number of suppliers. Our GaAs-based subsystem products, such as our amplifiers for defense products, integrate circuits produced in-house and GaAs semiconductor components to address customer demand for compact subsystems.

Further Penetrate Broadband Markets

      We target both existing and emerging high-growth wireless communications markets. We seek to further increase the penetration of our GaAs semiconductor components in the existing and growing voice driven market for mobile handsets. Our strategy is to further penetrate emerging wireless communications markets, which include data handsets, wireless local area networks (WLAN) and network infrastructure.

      We believe frequencies and, correspondingly, data rates in the WLAN market will increase with the acceptance of new standards. For example, the current standard, 802.11b, operates at 2.4 GHz and has data rates up to 11 MBps and the newer standard, 802.11a, operates at 5 GHz and has data rates up to 54 MBps. We believe our GaAs processing and high frequency design expertise will allow us to develop products for this market that have excellent linearity and lower power consumption.

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

Expand Relationships with Leading Worldwide Manufacturers of Mobile Handsets, Wireless Local Area Networks, Network Infrastructure Equipment and Defense Systems

      Our strategy is to form lasting customer relationships by working closely with our customers early in the development process. By working with our customers throughout the entire development process, we believe we are able to provide final solutions tailored to their cost and performance goals. For example, we have developed relationships with large wireless customers, such as Motorola. We believe that our customer relationships also allow us to develop insight into their requirements and to design specific products that meet their needs by rapidly delivering product designs and volume production. In addition, we do not generally compete with our customers and we believe, as a result, they are more willing to openly discuss with us their proprietary technologies and development plans.

Build on Expertise in Broadband Microwave Amplifiers to Develop Multifunction Assemblies for the Defense Market

      We target defense electronics programs such as missile guidance and radar systems in which microwave signal processing expertise is a key performance factor. Our strategy is to build on our expertise in broadband microwave amplifiers to develop multifunction assemblies to increase our available market.

Products

      We design, develop, manufacture and market GaAs semiconductor components and GaAs-based subsystems.

GaAs Semiconductor Components

      We offer our GaAs semiconductor components to customers for use in the wireless communications markets, and integrate them into our own GaAs-based subsystems.

Market	Semiconductor Components	Applications	Product Benefits

Mobile Handsets	• Power amplifier RFICs • HBT Power Modules • Driver RFICs	Transmitter portion of cellular and PCS CDMA, TDMA, and, in the future, 3G mobile handsets, for voice and data	• Lengthens talk time • Increases data capacity up to 2 Mbps • Decreases size of handsets • Decreases battery voltage • Increases integration

Wireless Infrastructure	• Power amplifier RFICs • Power transistors • Low noise transistors	Transmitter and receiver portions of cellular, GSM, and PCS wireless infrastructure equipment	• Increases range • Increases data capacity up to 2 Mbps • Reduces size of base stations

Fixed Wireless	• Power amplifier RFICs • Power transistors • Low noise transistors • Driver RFICs	Transmitter portion of 1.9 GHz, 2.4 GHz and 3.5 GHz fixed wireless base stations and subscriber terminals	• Increases data capacity up to 2 Mbps • Lengthens battery back up • Reduces size of base stations

Point to Point and Point to Multipoint	• Millimeter wave microwave monolithic integrated circuits (MMICs)	Transmitter and receiver portions of our GaAs-based subsystems	• Provides a secure source of supply and reduce the cost of our GaAs-based subsystems

Satellite*	• Microwave and millimeter wave MMICs	Transmitter portion of ground-based satellite.	• Increased reliability • Increased integration

Fiber Optic*	• Driver amplifier MMICs	OC-192 20 fiber optic external modulator applications	• Increases data capacity up to 10 Gbps • Reduces data errors

*	Products that have not commenced volume shipments.

      Revenue from semiconductor components was $30.4 million in fiscal 2002, $42.0 million in fiscal 2001 and $18.3 million in fiscal 2000.

GaAs-based Subsystems

      Our GaAs-based subsystems address the needs of wireless communication markets for voice and data.

Market	Semiconductor Components	Applications	Product Benefits

Defense	• Amplifiers • Multi-function assemblies	Electronic countermeasures, warning systems and radar decoys	• Increases integration

Point to Point	• Power amplifiers • Low noise amplifiers • Transceivers • Complete radio outdoor units, or ODUs	Transmitter and receiver portion of microwave and millimeter wave radios for medium capacity voice and data	• Increases range • Reduces size of terminals • Increases integration • Increases data rates up to 44 Mbps

Point to Multipoint	• Linear amplifiers • Low noise amplifiers • Low phase noise sources • Transceivers • Complete radio ODUs	Transmitter and receiver portion of millimeter wave radios for high capacity voice and data	• Increases data capacity up to 44 Mbps • Reduces size of terminal • Reduces data errors • Reduces sensitivity to vibration

Wireless SONET/ SDH	• Linear amplifiers • Low noise amplifiers • Low phase noise sources • Transceivers • Complete radio ODUs	Transmitter and receiver portion of millimeter wave radios for very high capacity data	• Increases data capacity up to 610 Mbps • Reduces size of terminal • Reduces data errors • Reduces sensitivity to vibration

      Revenue from GaAs-based subsystems was $26.7 million in fiscal 2002, $43.1 million in fiscal 2001 and $29.9 million in fiscal 2000.

Customers

      We sell our GaAs semiconductor components and GaAs-based subsystems products primarily to commercial OEMs, who integrate these products into both wireless mobile handsets and wireless infrastructure equipment and networks. We also sell our subsystem products to major defense contractors.

      A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2002, Motorola accounted for approximately 43% of net sales. During the fiscal year ended March 31, 2001, Motorola accounted for approximately 21% of net sales, and DMC Stratex Network accounted for approximately 10% of net sales. In the fiscal year ended March 31, 2000, Motorola accounted for approximately 15% of net sales and P-Com accounted for approximately 11% of net sales. Sales to our top ten customers accounted for approximately 76% of our net sales in fiscal 2002 and 72% in fiscal 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. Of our current backlog, approximately 43% is attributable to orders received from Motorola. Please see the section of this Report entitled “Risk Factors” for a description of risks related to our backlog and customer concentration.

      Sales to international customers were $17.5 million, which accounted for 31% of net sales in fiscal 2002, $35.3 million, which accounted for 41% of net sales in fiscal 2001, and $10.7 million, which accounted for 22% of net sales in fiscal 2000. In addition, many of our domestic customers sell their products outside of the United States. For a breakdown of our international sales by region, please see Note 12 to our financial statements included in this Report. Please also see the section of this Report entitled “Risk Factors” for a description of risks related to our international sales and operations

Technology

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

GaAs Processes

      We utilize a broad range of GaAs production processes, which provide us with flexibility in designing products to suit the needs of our customers, including the following:

•	Metal semiconductor field effect transistor, or MESFET, is a production process characterized by lower initial wafer costs and fewer processing steps than newer processes, such as InGaP HBT. Semiconductor products manufactured using MESFET need two power supplies, a positive and negative, and have a larger die size. These products are generally used in infrastructure applications.

•	Pseudo-morphic high electron mobility transistor, or pHEMT, is a production process characterized by low voltage and high frequency performance, which is superior to the MESFET process. pHEMT also requires a positive and negative power supply like MESFET. pHEMT is used in current generation CDMA power amplifiers, high frequency MMICs for GaAs-based subsystems and our fiber optic driver products.

•	Heterojunction bipolar transistor, or HBT, processes have a bipolar structure, similar to that used in traditional high frequency analog applications, rather than the FET structure utilized in MESFET and pHEMT processes. The bipolar structure of HBT enables the use of a single power supply and can be disabled with a digital control signal in contrast with MESFET and pHEMT, both of which require two supplies and supply switching components. Additionally, HBT devices generally have superior linear efficiency relative to MESFET and pHEMT. HBT devices generally involve more processing steps than MESFET or pHEMT processes, which tend to make the cost of processing a single wafer more expensive. However, the smaller die size of an HBT device, and therefore the greater number of devices per wafer, tend to offset this additional cost. These devices are used in current generation CDMA power amplifier modules.

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

Sales and Marketing

      We market our products worldwide to customers in commercial markets and prime contractors in the defense industry primarily through a network of manufacturers’ representatives managed by our internal sales force. As of March 31, 2002, we had contracts with 13 manufacturers’ representatives in the United States and 15 international representatives located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industry shows.

      After we have identified key potential customers in our market segments, we make sales calls with our manufacturers’ representatives and our own sales, management and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in analog signal processing and wireless transmission. To promote widespread acceptance of our transceiver products and provide customers with support for their wireless transmission needs, our sales and engineering teams work closely with our customers to develop tailored solutions to these needs.

Backlog

      We generally include in our backlog all purchase orders and contracts for products with requested delivery dates within one year.

      Our backlog at March 31, 2002 was approximately $28.0 million, as compared to $62.0 million at March 31, 2001. Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog. In fact, in the fourth quarter of fiscal 2001 and in fiscal 2002, a significant portion of our backlog was cancelled due to changing market conditions. Certain of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand.

      Most of our quarterly net sales have resulted from orders obtained in prior quarters. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period.

      Of our current backlog, approximately 43% is attributable to orders received from Motorola. If we were to lose this or other major customers, or if orders by major customers were to otherwise decrease or be delayed, our operating results and financial condition would be harmed.

Research and Development

      Our research and development efforts are focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration. As of March 31, 2002, we employed 52 people to support our research and development efforts. In addition to their design and development activities, the engineering staff participates with our marketing department in proposal preparation and applications support for customers. We have developed an extensive library of circuit designs and architectures that can be integrated into higher level systems. We believe our ability to leverage this library of modules reduces product time to market and development costs.

      We have established two design centers in the United Kingdom to support development efforts in both the semiconductor component and subsystem areas. We opened these design centers in the United Kingdom to take advantage of the greater availability of engineering talent in the United Kingdom, as compared to the United States and Northern California in particular where hiring engineers has been difficult.

      Our total expenses for research and development were $9.2 million for the fiscal year ended March 31, 2002, $10.2 million for the fiscal year ended March 31, 2001 and $6.7 million for the fiscal year ended March 31, 2000.

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

•	control and optimization of the key technologies and manufacturing processes at all levels of vertical integration;

•	multiple sourcing where possible in the supply line for outside purchased material and strategic development of vendors;

•	commonality in design to leverage common materials and processes;

•	strategic use of subcontract services to optimize internal utilization and provide additional capacity as needed; and

•	use of modular manufacturing lines, using commercially available equipment, and low risk proven processes.

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

      In addition to fabricating our own GaAs semiconductor components, we have the ability to outsource a portion of the semiconductor fabrication to a subcontractor foundry. We believe that having the ability to outsource a portion of the fabrication allows us to achieve benefits. For example, outsourcing provides us with a redundant source of semiconductors. In addition, it allows us to better use our own facility by providing us with an increased ability to manage our in-house capacity. Further, the ability to outsource a portion of the fabrication allows us to recognize cost efficiencies that may be present to a greater degree in the independent subcontract fabrication facility.

      We use a number of third party vendors in Asia to package and test our GaAs semiconductor components. Although we strive to maintain more than one vendor for each process, this is not always possible due to volume and quality issues. To the extent that any of the vendors are not able to provide a sufficient level of service with an acceptable quality level, we could have difficulty meeting our delivery commitments, which could seriously harm our business and operating results.

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

      For a discussion of the risks related to our manufacturing location in Santa Clara, please see the section of this report entitled “Risk Factors — We rely on a continuous power supply to conduct our operations, and an energy crisis could disrupt our operations and increase our expenses” and “Risk Factors — A disaster could severely damage our operations.”

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

      In the semiconductor product market, we compete primarily with ANADIGICS, Conexant Systems, RF Micro Devices, and TriQuint Semiconductor. In the area of subsystems products, we compete primarily with CTT, JCA Technology, Miteq, Narda Microwave and Remec.

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

Government Regulation

      Our products are incorporated into wireless communications systems that are subject to various United States regulations and similar laws and regulations adopted by regulatory authorities in other countries. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making obsolete current products or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused in the past, and may cause in the future, the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may negatively affect the sale of our products to those customers. We are also subject to a variety of federal, state, and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other hazardous chemicals used in our manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up discharges. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. However, environmental laws may become more stringent in the future and may require us to incur significant expenses in the future to maintain our compliance. Please see the section of this report entitled “Risk Factors — We are subject to stringent environmental regulation that could negatively impact our business.”

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

      The steps taken by us may be inadequate to deter misappropriation or impede third party development of our technology. In addition, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent, as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.

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

Employees

      As of March 31, 2002, we had a total of 281 employees including 5 in marketing, sales and related customer support services, 52 in research and development, 203 in manufacturing and 21 in administration and finance. None of our employees are represented by a labor union. We consider our relations with our employees to be good. In fiscal 2002, we reduced our work force by approximately 40% in response to a decline in market demand for our products.

Raw Materials

      We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. For example, our single-sourced components include millimeter wave components and semiconductor packages. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships and could harm our business. For example, a single-sourced supplier of substrates ceased operations at the end of the second quarter of fiscal 2002, but we were able to find a replacement supplier. If we had not been able to find another supplier, the delivery of our products to our customers, including our major customers, would have been delayed and our relationship with such customers would have been harmed and our business would have suffered.

Executive Officers of the Registrant

      Our executive officers as of March 31, 2002 are as follows:

Name	Age	Position

Tamer Husseini	59	Chairman, President and Chief Executive Officer
Margaret E. Smith	54	Vice President, Finance and Chief Financial Officer
Gary J. Policky	60	Vice President, Engineering and Chief Technical Officer
Richard G. Finney	52	Vice President, Subsystem Division
Perry A. Denning	55	Vice President, Semiconductor Division
Stephen W. Redfern	46	Vice President, Product Development
Damian M. McCann	40	Vice President, Advanced Marketing and Technology

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

      Perry A. Denning joined us in July 1997 as Vice President, Semiconductor Division. Prior to joining us, Mr. Denning was employed by Monolithic Systems Technology, Inc. as the Vice President of Operations. Before joining Monolithic Systems, Mr. Denning worked for 13 years for VLSI Technology, Inc. where he started the company’s entire wafer manufacturing operations and managed its foundry relations with Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor. Prior to VLSI, Mr. Denning worked 13 years for Texas Instruments where he was responsible for multiple high volume manufacturing facilities.

      Stephen W. Redfern joined us as Director of Radio Systems Engineering in January 2000 and was appointed Vice President, Product Development in July 2001. Prior to joining us, Dr. Redfern was employed by Mitel Semiconductor as Engineering Manger for the Automotive Sensors Division. From 1983 to 1995 Dr. Redfern was employed by Marconi Electronic Devices, Ltd. and GEC Plessey Semiconductors in various microwave design and engineering management roles, following the completion of postgraduate research work at Southampton University in the United Kingdom.

      Damian M. McCann joined us in 1991 as a design engineer and served as Director, Semiconductor Product Development from 1997 to 2001. He was appointed Vice President, Advanced Marketing and Technology in June 2001. Prior to joining us, Mr. McCann was employed by Marconi Electronic Devices, Ltd. as a design engineer. Mr. McCann has a degree from Queen’s University in Belfast.

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

Item 3.     Legal Proceedings

      We operate in the semiconductor industry and may from time to time become party to litigation. We are currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on our financial condition or result of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2002.

PART II

Item 5.     Market for Registrants Common Stock and Related Stockholder Matters

      Our common stock started trading on the Nasdaq National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market System:

Quarter Ended	High	Low

Fiscal 2001
First Quarter	$62.50	$33.63
Second Quarter	53.06	31.11
Third Quarter	49.06	25.88
Fourth Quarter	34.63	12.50

Fiscal 2002
First Quarter	$14.95	$10.19
Second Quarter	16.54	11.46
Third Quarter	14.35	11.20
Fourth Quarter	13.74	8.95

      At June 5, 2002 there were approximately 156 shareholders of record. We have never declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data for the five-year period ended March 31, 2002, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended March 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Net sales	$56,317	$41,128	$48,211	$85,062	$57,050
Gross profit	20,170	4,528	8,373	7,580	5,211
Income (loss) from operations	5,997	(9,887)	(7,154)	(15,695)	(24,592)
Net income (loss)	$3,991	$(7,538)	$(6,824)	$(10,602)	$(22.618)

Basic net income (loss) per share	$0.56	$(1.04)	$(0.88)	$(0.94)	$(1.87)

Diluted net income (loss) per share	$0.54	$(1.04)	$(0.88)	$(0.94)	$(1.87)

Shares used in net income (loss) per share calculation(1):
Basic	7,126	7,265	7,736	11,272	12,076
Diluted	7,450	7,265	7,736	11,272	12,076

(1)	See note 1 of notes to consolidated financial statements for a description of the computation of the number of shares and net income (loss) per share.

      Fiscal 2002 results of operations include a fixed asset impairment charge of approximately $11.0 million and a $1.7 million strategic investment write-down.

      Fiscal 2001 results of operations include a fixed asset impairment charge of approximately $1.3 million and a write-down of short-term investments of $524,000.

	At March 31,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data
Total assets	$48,448	$40,210	$63,655	$170,525	$139,688
Long-term obligations	906	257	636	5,578	6,015

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read this discussion together with the financial statements and other financial information included in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those described under “Risk Factors” and elsewhere in this Form 10-K.

Overview

      We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft and ground based and ship board radar systems and in point to point and point to multipoint microwave radios, and high capacity wireless SONET/ SDH networks.

      Since our inception in 1984, we have supplied transceiver products to the defense industry. RF and microwave transmission systems are well suited for military applications because higher frequency transmissions have shorter wavelengths, which afford greater accuracy for detection and guidance systems and allow for small lightweight transmission equipment.

      In fiscal 2001, a majority of our revenue was derived from GaAs semiconductor components and GaAs-based subsystem products used in the wireless infrastructure markets. These markets had a major decline in calendar 2001 as the result of the overall slowdown in the economy, overcapacity in the wireless infrastructure markets and excess inventory levels. As a result our fiscal 2002 revenue declined to $57.1 million from $85.1 million in fiscal 2001 and we recorded a loss of $22.6 million.

      In response to the weakened wireless infrastructure market we reduced our headcount approximately 40%, wrote off obsolete inventory and recorded impairment charges for fixed assets and investments in fiscal 2002. The majority of the headcount reductions were in manufacturing and the subsystem product engineering area. We have increased the research and development staff dedicated to semiconductor products in order to expand our product offerings. We have shifted manufacturing capacity from products for the wireless infrastructure market to defense products. In fiscal 2003, we do not expect any significant revenue from GaAs-based subsystem products for the wireless infrastructure market. We expect some increase in research and development and selling expenses in support of our efforts to increase our product offerings and expand our customer base.

      A limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2002, sales to our top ten customers accounted for approximately 76% of net sales. Sales to Motorola accounted for approximately 43% of net sales in fiscal 2002. During the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of net sales. Sales to Motorola accounted for approximately 21% of net sales, and sales to DMC Stratex Networks accounted for approximately 10% of net sales in fiscal 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. Motorola accounted for approximately 43% of our backlog at March 31, 2002. If we were to lose a major customer, or if orders by a major customer were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

      In addition, average selling prices for our products generally fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. The average selling prices of a specific product also tend to decrease over that product’s life cycle. To offset these decreases, we rely primarily on obtaining design and yield improvements and corresponding cost reductions in the manufacture of existing products.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Some of the estimation processes affect current assets and liabilities and are therefore critical in assessing our financial and operating status. These estimates involve certain assumptions that if incorrect could create a material adverse impact on our operations and financial position.

      We review our estimates, including, but not limited to, allowance for doubtful accounts, inventory write-downs, and impairments of long-lived assets and investments on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates. The following paragraphs describe the methodology we use in making some of our principal accounting estimates, evaluate some of the uncertainties inherent in accounting estimates and evaluate some of the ways that our estimates may impact our financial condition.

      Revenue Recognition. Revenue related to product sales are recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is highly questionable at the time of shipment, we defer recognition of the revenue until payment is collected. We provide for expected returns based on past experience as well as current customer activities. Our customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate our customers’ financial position and order level to determine if an allowance should be established. Any change in the allowance from our assessment of the likelihood of receiving payment is reflected in the selling, general, and administrative costs in the period the change in assessment is made.

      Inventory Write-downs. We record inventory write-downs for estimated obsolescence or unmarketable inventory. Our write-downs for excess and obsolete inventory are primarily based upon forecasted demand and our backlog of orders for the product. Any inventory write-downs are reflected in cost of sales in the period the write-downs are made.

      Fixed Assets and Strategic Investments. We regularly review our long-lived assets and investments for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment is made.

      We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flow estimated to be generated by these assets is less than the carrying amounts of those assets. Management considers sensitivities to capacity, utilization and technological developments in making related assumptions.

      The fair value of strategic investments is dependent on the performance of the companies in which we have invested, as well as the marketability of these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may assess the value of the strategic investment to be other than temporarily impaired and accordingly record an impairment charge.

Fiscal year ended March 31, 2002 compared to fiscal year ended March 31, 2001

      Net sales. Net sales for fiscal 2002 were $57.1 million compared to $85.1 million for fiscal 2001, a decrease of 33%. The decrease was due to weak demand in the wireless infrastructure market, which has caused a decrease in sales volume for this particular market, partially offset by increased sales of our GaAs semiconductor products for the mobile handset market and GaAs-based subsystems for the defense electronics market. We do not expect any significant revenue from the wireless infrastructure market in fiscal 2003.

      Net sales of GaAs semiconductor products for fiscal 2002 were $30.4 million compared to $42.0 million in fiscal 2001, a decrease of 28%. The decrease in sales was the result of a decline of 71% from $26.5 million in fiscal 2001 to $7.8 million in fiscal 2002 for wireless infrastructure products partially offset by an increase of 46% from $15.5 million in fiscal 2001 to $22.6 million in fiscal 2002 for our products for the mobile handset market.

      Net sales of GaAs-based subsystems products for fiscal 2002 were $26.7 million compared to $43.1 million in fiscal 2001, a decrease of 38%. The decrease in sales was the result of a decline of 79% from $29.3 million in fiscal 2001 to $6.2 million in fiscal 2002 for wireless infrastructure products partially offset by an increase of 49% from $13.8 million in fiscal 2001 to $20.5 million in fiscal 2002 of our defense electronics products. While demand in the defense market for our type of product has been fairly stable, we were able to increase our defense related revenue by refocusing our manufacturing and marketing capacity on defense products.

      Gross margin. Gross margin was consistent at 9% in fiscal 2002 and fiscal 2001. Improvements in gross margin from improved yields and a favorable shift in product mix were offset by lower factory utilization. Excess capacity will continue to unfavorably impact gross margin in fiscal 2003. Newly introduced semiconductor products tend to have lower yields and, consequently, lower gross margin. The mix of new and more mature products in any quarter can cause fluctuations in gross margin.

      Research and development. Research and development expense for fiscal 2002 was $9.2 million, or 16% of net sales compared to $10.2 million, or 12% of net sales, in fiscal 2001, a decrease of 10%. The dollar decrease was primarily due to a reduction of engineering headcount and related expenses for product development efforts for the wireless infrastructure market partially offset by increased investment in semiconductor development costs. We expect some increase in research and development expense in fiscal 2003 for new product development.

      Selling, general and administrative. Selling, general and administrative expense for fiscal 2002 was $9.6 million, or 17% of net sales compared to $11.8 million, or 14% of net sales, in fiscal 2001, a decrease of

19%. The dollar decrease was primarily due to salary reductions, reduced headcount and lower selling costs due to the decline in business activity. In response to market conditions, including significant order cancellations in the fourth quarter of 2001 in the wireless infrastructure market, we increased our allowance for doubtful accounts in response to heightened collectibility concerns. We expect some increase in selling expense in fiscal 2003 because we are increasing our sales force.

      Fixed asset impairment charge. During the fourth quarter of fiscal 2001, we recorded an impairment charge of approximately $1.3 million for certain capital assets used in the subsystem production area due to delayed and cancelled contracts. Assets for which there was no longer any productive use were written down to net realizable value. In the third quarter of fiscal 2002, the remaining $502,000 was written off as we determined that any recovery on these assets was not probable given the excess of this type of equipment in the market place.

      In response to a decline in the wireless infrastructure market and slower than expected growth rate in the mobile handset market, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $10.5 million. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The wafer fabrication equipment was written down to fair value based upon our best estimate, which included third party sources to arrive at the estimate.

      Impairment of short-term and strategic investments. During the fourth quarter of fiscal 2001 we recorded an impairment charge of $524,000 for PG&E bonds, held in our short-term investments, which we deemed to have an other than temporary decline in market value because PG&E had filed for chapter 11 bankruptcy protection. The PG&E bonds were subsequently sold in fiscal 2002 at a loss.

      During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million related to our cost basis strategic investment in a Taiwanese foundry. The investment is valued at approximately $700,000 at March 31, 2002.

      During the fourth quarter of fiscal 2002, we reviewed updated financial statements and projections from the foundry. Significant decreases in actual and expected revenues, net income and cash balances were observed as compared with the original projections. In addition, the foundry has no current customers. With this backdrop, combined with the downturn in the semiconductor industry and our excess semiconductor capacity, we determined that there was a decline in the value of the foundry that was other than temporary. The impairment charge was determined after analysis of changes in the market values of public companies in the GaAs market from December 2000 through March 2002. An additional write-down was taken on the fact that the foundry is a private company, which is inherently less liquid.

      Interest income (expense) and other, net. Interest income (expense) and other, net, for fiscal 2002 was $3.5 million compared to $5.7 million in fiscal 2001. The decrease was primarily due to lower interest income, which was a result of lower interest rates and to a lesser extent, lower cash and short-term investment balances.

      Provision (benefit) for income taxes. For the year ended March 31, 2002 we recorded an income tax benefit of $180,000 that consisted of $244,000 of federal refundable taxes attributable to the recent law change allowing companies to carryback net operating losses five years offset by $64,000 of foreign taxes incurred that do not currently provide a benefit in the U.S. In fiscal 2001, we recorded an income tax provision of $125,000 to reflect federal alternative minimum taxes.

Fiscal year ended March 31, 2001 compared to fiscal year ended March 31, 2000

      Net sales. Net sales for fiscal 2001 were $85.1 million compared to $48.2 million for fiscal 2000, an increase of 76%. The increase was due to increased sales to the wireless infrastructure market and increased sales of our GaAs semiconductor products to the mobile handset market partially offset by decreased sales of GaAs-based subsystems to the defense electronics market.

      Net sales of GaAs semiconductor products for fiscal 2001 were $42.0 million compared to $18.3 million for fiscal 2000, an increase of 130%. The increase in sales was the result of an increase of 131% from $11.4 million in fiscal 2000 to $26.5 million in fiscal 2001 for wireless infrastructure products and an increase of 126% from $6.9 million in fiscal 2000 to $15.5 million for fiscal 2001 for our products for the mobile handset market.

      Net sales of GaAs-based subsystems products for fiscal 2001 were $43.1 million compared to $29.9 million for fiscal 2000, an increase of 44%. The increase in sales was the result of an increase of 86% from $15.8 million in fiscal 2000 to $29.3 million in fiscal 2001 for wireless infrastructure products partially offset by a decrease of 3% from $14.1 million in fiscal 2000 to $13.8 million in fiscal 2001 of our defense electronics products.

      During the fourth quarter of fiscal 2001, we increased sales and accounts receivable reserves, wrote-down inventory and fixed assets, and reduced our number of employees in response to market conditions in the wireless infrastructure market.

      Gross margin. Gross margin for fiscal 2001 was 9% compared to 17% for fiscal 2000. The decrease was due to inventory write-downs in the fourth quarter of fiscal 2001 resulting from delayed and canceled orders due to the declining wireless infrastructure market and higher product costs associated with lower yields related to the startup of volume production of certain new products partially offset by gross margin improvements that resulted from the increased sales volume and consequently, better utilization of assets, in the first three quarters of fiscal 2001.

      Research and development. Research and development expense for fiscal 2001 was $10.2 million, or 12% of net sales compared to $6.7 million, or 14% of net sales, for fiscal 2000, an increase of 53%. The dollar increase primarily reflects the hiring of additional personnel in the United States and, to a lesser degree, the increased staffing of our design centers in the United Kingdom.

      Selling, general and administrative. Selling, general and administrative expense for fiscal 2001 was $11.8 million, or 14% of net sales compared to $8.9 million, or 18% of net sales, in fiscal 2000, an increase of 48%. The dollar increase resulted primarily from increased accounts receivables reserves due to the declining wireless infrastructure market during the fourth quarter of fiscal 2001.

      Fixed asset impairment charge. Due to the delayed and canceled contracts in fourth quarter of fiscal year 2001, we assessed our assets for possible impairment. Assets for which there was no longer any productive use were written down to net realizable value.

      Impairment of short-term investments. During the fourth quarter of fiscal 2001 we recorded an impairment charge of $524,000 for PG&E bonds, held in our short-term investments, which we deemed to have an other than temporary decline in market value because PG&E had filed for chapter 11 bankruptcy protection. The PG&E bonds were subsequently sold in fiscal 2002 at a loss.

      Interest income (expense) and other, net. Interest income (expense) and other, net, for fiscal 2001 was $5.2 million, as compared to $330,000 for fiscal 2000 The increase is primarily due to higher interest income because of higher cash balances generated by a secondary public offering of common stock in the first quarter of fiscal 2001.

      Provision (benefit) for income taxes. In fiscal 2001, we recorded an income tax provision of $125,000 to reflect federal alternative minimum taxes. No tax provision or benefit was recorded in fiscal 2000 due to a net operating loss.

Liquidity and Capital Resources

      We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of March 31, 2002, we had $8.1 million of cash and cash equivalents, $90.6 million of short-term investments and $109.6 million of working capital.

      Net cash used in operating activities was $3.6 million in fiscal 2002, $5.9 million in fiscal 2001, and $2.8 million in fiscal 2000. The decrease in cash used in operating activities in fiscal 2002 was primarily due to the decrease in accounts receivable and inventories during fiscal 2002 compared to increases during fiscal 2001 offset by increases in accounts payable and other current liabilities during fiscal 2002 compared to decreases during fiscal 2001.

      Net cash provided by investing activities in fiscal 2002 was $5.2 million compared to net cash used in investing activities of $107.2 million in fiscal 2001 and net cash used in investing activities of $16.6 million in fiscal 2000. Net cash provided by investing activities in fiscal 2002 is primarily the result of the sale and maturity of short-term investments of approximately $151.9 million versus the purchase of short-term and strategic investments of approximately $140.0 and the purchase of property and equipment of approximately $6.7 million. Net cash used in investing activities in fiscal 2001 and 2000 relates primarily to purchases of short-term investments.

      Net cash provided by financing activities was $2.9 million in fiscal 2002, $107.9 million in fiscal 2001 and $26.4 million in fiscal 2000. Net cash provided by financing activities during fiscal 2002 was due primarily to borrowings on long-term debt of approximately $3.7 million and net proceeds from the exercise of stock options and employee stock purchase plan of approximately $1.8 million reduced by payments on long-term debt and capital leases of $2.6 million. In June of fiscal 2001, we raised approximately $100.3 million in a secondary public offering of common stock and in February of fiscal 2000 we raised approximately $25.3 million in a private placement of common stock.

      As of March 31, 2002, we had approximately $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

      We chose not to renew our line of credit and allowed the Master Loan Agreement to expire on October 31, 2000. Under the original Master Loan Agreement, we had a lease line that subsequently converted into two separate term loans. One of these two term loans expired in March 2001, and the other expired in November 2001. As of March 31, 2002, we had no borrowings outstanding against the term loan. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of March 31, 2002 we were in compliance with all covenants.

      In December 2001, we invested $512,000 in a Korean handset design company. We believe this investment will increase our market opportunities in Korea and China. On April 1, 2002 we invested an additional $2.0 million in the company. This investment was accounted for using the cost basis as of March 31, 2002. We do not have significant influence over the management of the handset design company and accordingly will account for the investment on a cost basis.

      We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

      We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling $1.6 million at March 31, 2002 and $1.9 million at March 31, 2001. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee leaves us, the principal outstanding will be due and payable within 90 days.

      We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. These are described in further detail in Notes 7 and 8 of Notes to Consolidated Financial Statements. The following table sets forth our future contractual obligations (in thousands):

	Fiscal Year Ended March 31,

Contractual Obligations	Total	2003	2004	2005	2006	2007

Long-term debt obligations	$6,987	$2,318	$2,550	$1,829	$290	$—
Capital lease obligations	2,282	805	633	565	279	—
Operating lease obligations	12,503	5,419	3,815	2,516	719	34
Open purchase order commitments	3,092	3,092	—	—	—	—

Total	$24,864	$11,634	$6,998	$4,910	$1,288	$34

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

      Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

•	the timing, cancellation or delay of customer orders or shipments;

•	the mix of products that we sell;

•	our ability to secure manufacturing capacity and effectively utilize the capacity;

•	the availability and cost of components;

•	GaAs semiconductor component and GaAs-based subsystem failures and associated support costs;

•	variations in our manufacturing yields related to our GaAs semiconductor components;

•	the timing of our introduction of new products and the introduction of new products by our competitors;

•	market acceptance of our products;

•	variations in average selling prices of our products; and

•	changes in our inventory levels.

      Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the third quarter of fiscal 2002, a number of our semiconductor customers delayed shipment of their orders and our sales were negatively impacted. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

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

      A substantial portion of our sales is derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year ended March 31, 2001, sales to our top ten customers accounted for approximately 72% of our net sales. Motorola accounted for approximately 21% of our net sales and DMC Stratex Networks accounted for approximately 10% of our net sales during fiscal 2001. For the fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for approximately 43% of our backlog at March 31, 2002. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed. For example, in the third quarter of fiscal 2002, our net sales were adversely affected when Motorola delayed shipment of semiconductor products.

Because many of our expenses are fixed in the near term, our earnings will decline if we do not meet our projected sales.

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

      Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

Our backlog may not result in sales.

      Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of March 31, 2002, our backlog was approximately $28 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

      In the fourth quarter of fiscal 2001, some of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market.

      Of our current backlog, approximately 43% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

The variability of our manufacturing yields may affect our gross margins.

      The success of our business depends largely on our ability to make our products efficiently through a manufacturing process that results in a large number of usable products, or yields, from any particular production run. In the past we have experienced significant delays in our product shipments due to lower than expected production yields. Due to the rigid technical requirements for our products and manufacturing processes, our production yields can be negatively affected for a variety of reasons, some of which are beyond our control. For instance, yields may be reduced by:

•	lack of experience in producing a new product;

•	defects in masks that are used to transfer circuit patterns onto wafers;

•	impurities in materials used;

•	contamination of the manufacturing environment; and

•	equipment failures.

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

      We acquire some of the components for our existing products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. Our single-sourced components include substrates, millimeter wave components and semiconductor packages. Some of these components are critical to the products we sell to our major customers. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships (including relationships with major customers) and could harm our business. For example, a single-sourced supplier of substrates ceased operations at the end of the second quarter of fiscal 2002, but we were able to find a replacement supplier. If we had not been able to find another supplier, the delivery of our products to our customers, including our major customers, would have been delayed and our relationship with such customers would have been harmed and our business would have suffered.

Decreases in our customers’ sales volumes could result in decreases in our sales volumes.

      A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer’s product, our sales volumes depend upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks.

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

      We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include ANADIGICS, Conexant Systems, CTT, JCA Technology, Miteq, Narda Microwave, REMEC, RF Micro Devices and TriQuint Semiconductor. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

•	the willingness of our customers to incorporate our products into their products;

•	product quality, performance and price;

•	the effectiveness of our sales and marketing personnel;

•	the ability to rapidly develop new products with desirable features;

•	the ability to produce and deliver products that meet our customers’ requested shipment dates;

•	the capability to evolve as industry standards change; and

•	the number and nature of our competitors.

      We cannot assure you that we will be able to compete successfully with our existing or new competitors. If we are unable to compete successfully in the future, our business, operating results and financial condition will be harmed.

Our sales to international customers expose us to risks that may harm our business.

      During fiscal 2002, sales to international customers accounted for 31% of our net sales. In fiscal 2001, sales to international customers accounted for 41% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

•	the need for export licenses;

•	unexpected changes in regulatory requirements;

•	tariffs and other potential trade barriers and restrictions;

•	reduced protection for intellectual property rights in some countries;

•	fluctuations in foreign currency exchange rates;

•	the burdens of complying with a variety of foreign laws;

•	the impact of recessionary or inflationary environments in economies outside the United States; and

•	generally longer accounts receivable collection periods.

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

      Silicon semiconductor technologies are the dominant process technologies for integrated circuits and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are evaluating these silicon technologies and, in particular, silicon germanium versus gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our gallium arsenide products because of:

•	unfamiliarity with designing systems with gallium arsenide products;

•	concerns related to relatively higher manufacturing costs and lower yields; and

•	uncertainties about the relative cost effectiveness of our products compared to high performance silicon components.

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

      Most of our products are components in mobile handsets or wireless subsystem infrastructure equipment. The sales cycle associated with our products is typically lengthy, and can be as long as two years, due to the fact that our customers conduct significant technical evaluations of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from us and our customers to ensure that our product designs are fully qualified to perform with the customers’ equipment. The qualification process may result in the cancellation or delay of anticipated product shipments, thereby harming our operating results.

      In addition, our inventory can rapidly become out of date due to the short life cycle of the end products that incorporate our products. For example, the life cycle of mobile handsets has been and is expected to continue to be relatively short with models, features and functionality evolving rapidly. In fiscal 1999 and 2002, we wrote off out of date inventory when one of our customers stopped producing the mobile handsets that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out of date inventory levels if our customers’ products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

      Furthermore, the deregulation of the energy industry instituted in 1996 by the California government caused power prices to increase in early 2001. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, on occasion wholesale prices have skyrocketed. If wholesale prices continue to increase, our operating expenses will likely increase, because all of our facilities are located in California.

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

      Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing the intellectual property rights of other parties. Although there are no pending lawsuits against us, from time to time we have been notified in the past and may be notified in the future that we are infringing another party’s intellectual property rights.

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

      Our ability to maintain manufacturing capacity also depends on our ability to install additional assembly and test equipment at our Santa Clara facility and at our Asian subcontractors’ facilities on a timely basis. We rely on third party providers of this equipment to deliver and install it on a timely basis. If there is a delay in the delivery and installation of this equipment, our planned increased production capacity will be reduced or delayed. This could result in delayed or lost sales to customers, adversely affect our customer relationships and harm our business.

Past in-house foundry capacity limitations forced us into relationships with other foundries. We may incur extra costs as a result of these third party foundry relationships, which could negatively impact our financial condition.

      We currently operate our own foundry located in Santa Clara, California to produce GaAs semiconductor components for sale as well as for use in our GaAs-based subsystems products. In the past, our in-house capacity was not sufficient by itself to satisfy the demand and our growth objectives. Accordingly, in order to meet increasing customer demand, we entered into an arrangement in February 2000 with a third party foundry located in Los Angeles, California. Our agreement with this foundry required us to commit to a certain volume of production based on a rolling forecast. Our requirements have fallen below this level, however, we were still contractually obligated to pay for the forecast level of service. We have met all our obligations in regards to this agreement.

      In addition, in December 2000, we invested approximately $2.4 million in a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production at the end of calendar 2002. We made this investment to secure a portion of the foundry’s capacity for our use. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million, which was deemed to have an other than temporary decline in value. We regularly review our investments for circumstances of impairment and assess the carrying value of the assets against market value. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges.

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

      Our success depends in significant part upon the continued service of our key technical, marketing, sales and senior management personnel and our continuing ability to attract and retain highly qualified technical, marketing, sales and managerial personnel. In particular, we have experienced and continue to experience difficulty attracting and retaining qualified engineers, which has harmed our ability to develop a wider range of handset products in a timely manner. Competition for these kinds of experienced personnel is intense, and we cannot assure you that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our failure to attract, assimilate or retain key personnel could significantly harm our business, operating results and financial condition.

Our customers’ failure to adhere to governmental regulations could harm our business.

      A significant portion of our products is integrated into the wireless communications subsystems of our clients. These subsystems are regulated domestically by the Federal Communications Commission and internationally by other government agencies. With regard to equipment in which our products are integrated, it is typically our customers’ responsibility, and not ours, to ensure compliance with governmental regulations. Our net sales will be harmed if our customers’ products fail to comply with all applicable domestic and international regulations.

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

Item 7A.     Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

      Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2002, our investment portfolio comprised approximately $8.3 million in money market funds and certificate of deposits and $90.1 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2002 levels, the fair value of our portfolio would decline by approximately $343,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART III

Item 10.     Directors and Executive Officers of the Board

      The information required by this item relating to the our directors and nominees is included under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to our executive officers is included under the heading “Executive Officers of the Registrant” in Part I, Item I herein.

Item 11.     Executive Compensation

      The information required by this item is included under “Executive Compensation” in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required by this item is included under the captions “Share Ownership by Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under “Related Party Transactions” in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits

Exhibit
Number		Description

3.1(	1)	Restated Articles of Incorporation of Registrant.
3.2(	1)	Bylaws of Registrant, as amended to date.
4.1(	1)	Form of Registrant’s Stock Certificate.
4.2(	1)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4.3(	5)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
10.1(	3)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10.2(	1)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3(	1)	Employee Qualified Stock Purchase Plan and form of Subscription Agreement.
10.4(	1)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10.5(	1)	Form of Directors’ and Officers’ Indemnification Agreement.
10.6(	1)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10.7(	2)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10.8(	4)	Loan modification agreement dated September 11, 1997 between Registrant and Silicon Valley Bank.
10.9(	6)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10.10	(7)	2000 Nonstatutory Stock Option Plan.
10.11	(7)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10.12	(8)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10.13		Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.
21		Subsidiaries of Celeritek.
23.1		Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(3)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(5)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(6)	Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

(7)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(8)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Celeritek, Inc.

      We have audited the accompanying consolidated balance sheets of Celeritek, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

April 25, 2002

CELERITEK

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,096	$3,515
Short-term investments	90,597	103,667
Accounts receivable, net of allowance for doubtful accounts of $1,183 and $1,977 at March 31, 2002 and 2001, respectively	10,001	16,495
Inventories	9,372	15,361
Prepaid expenses and other current assets	3,671	3,777

Total current assets	121,737	142,815
Net property and equipment	14,839	23,998
Other assets	3,112	3,712

Total assets	$139,688	$170,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,583	$13,413
Accrued payroll	1,505	2,679
Accrued liabilities	3,098	3,912
Current portion of long-term debt	2,312	1,380
Current obligations under capital leases	669	754

Total current liabilities	12,167	22,138
Long-term debt, less current portion	4,675	3,686
Noncurrent obligations under capital lease commitments	1,340	1,892
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, no par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 12,228,194 and 11,932,394 at March 31, 2002 and 2001, respectively	156,340	154,494
Accumulated other comprehensive (loss) income	(51)	480
Accumulated deficit	(34,783)	(12,165)

Total shareholders’ equity	121,506	142,809

Total liabilities and shareholders’ equity	$139,688	$170,525

See accompanying notes.

CELERITEK

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net sales	$57,050	$85,062	$48,211
Cost of goods sold	51,839	77,482	39,838

Gross profit	5,211	7,580	8,373
Operating expenses:
Research and development	9,195	10,179	6,659
Selling, general, and administrative	9,648	11,846	8,868
Fixed asset impairment charge	10,960	1,250	—
Total operating expenses	29,803	23,275	15,527

Loss from operations	(24,592)	(15,695)	(7,154)
Impairment of strategic investments	(1,702)	—	—
Impairment of short-term investments	—	(524)	—
Interest income and other	4,191	6,154	561
Interest expense	(695)	(412)	(231)

Loss before income taxes	(22,798)	(10,477)	(6,824)
Provision (benefit) for income taxes	(180)	125	—

Net Loss	$(22,618)	$(10,602)	$(6,824)

Basic net loss per share	$(1.87)	$(0.94)	$(0.88)

Diluted net loss per share	$(1.87)	$(0.94)	$(0.88)

Shares used in net loss per share calculation
Basic	12,076	11,272	7,736
Diluted	12,076	11,272	7,736

See accompanying notes.

CELERITEK

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Income	Deficit)	Equity

	(In thousands)
Balance at March 31, 1999	7,381	$25,087	$—	$5,261	$30,348
Issuance of common stock on exercise of options under stock option plans	301	1,473	—	—	1,473
Issuance of common stock in connection with private placement, net of issuance costs	1,500	25,316	—	—	25,316
Issuance of common stock under employee stock purchase plan	132	495	—	—	495
Issuance of common stock under Outside Director’s plan	3	23	—	—	23
Net and comprehensive loss	—	—	—	(6,824)	(6,824)

Balance at March 31, 2000	9,317	52,394	—	(1,563)	50,831
Issuance of common stock on exercise of options under stock option plans	194	953	—	—	953
Issuance of common stock in connection with secondary offering, net of issuance costs	2,300	100,319	—	—	100,319
Issuance of common stock under employee stock purchase plan	121	828	—	—	828
Comprehensive loss:
Net loss for the year ended March 31, 2001	—	—	—	(10,602)	(10,602)
Unrealized gain on available-for-sale securities	—	—	480	—	480

Comprehensive loss					(10,122)

Balance at March 31, 2001	11,932	154,494	480	(12,165)	142,809
Issuance of common stock on exercise of options under stock option plans	225	1,157	—	—	1,157
Issuance of common stock under employee stock purchase plan	71	689	—	—	689
Comprehensive loss:
Net loss for the year ended March 31, 2002	—	—	—	(22,618)	(22,618)
Unrealized loss on available-for-sale securities	—	—	(531)	—	(531)

Comprehensive loss					(23,149)

Balance at March 31, 2002	12,228	$156,340	$(51)	$(34,783)	$121,506

See accompanying notes.

CELERITEK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net loss	$(22,618)	$(10,602)	$(6,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,276	3,641	2,864
Impairment of strategic and short-term investments	1,702	524	—
(Gain) loss on impairment and disposal of property and equipment	11,047	1,116	(27)
(Gain) loss on sale of short-term investments	145	(239)	—
Deferred income taxes	—	—	494
Changes in operating assets and liabilities:
Accounts receivable	6,494	(4,586)	(1,294)
Inventories	5,989	(1,006)	(2,979)
Prepaid expenses and other current assets	(233)	(2,264)	1,565
Other assets	(590)	(1,258)	52
Accounts payable	(8,830)	7,192	2,004
Accrued payroll	(1,174)	165	1,114
Accrued liabilities	(814)	1,445	252

Net cash used in operating activities	(3,606)	(5,872)	(2,779)
Investing activities
Purchases of property and equipment	(6,656)	(19,019)	(4,512)
Purchase of strategic investments	(512)	(2,362)	—
Purchases of short-term investments	(139,472)	(177,614)	(24,868)
Sale of property and equipment	20	—	—
Proceeds from sales of short-term investments	59,863	43,902	—
Proceeds from maturities of short-term investments	92,003	47,918	12,763

Net cash provided (used) in investing activities	5,246	(107,175)	(16,617)
Financing activities
Principal payments on long-term debt	(1,787)	(1,138)	(722)
Borrowings on long-term debt	3,708	7,207	—
Principal payments on obligations under capital leases	(826)	(314)	(211)
Proceeds from the issuance of common stock, net of issuance costs	—	100,319	25,316
Proceeds from the exercise of stock options and employee stock purchase plan	1,846	1,781	1,991

Net cash provided by financing activities	2,941	107,855	26,374

Increase (decrease) in cash and cash equivalents	4,581	(5,192)	6,978
Cash and cash equivalents at beginning of year	3,515	8,707	1,729

Cash and cash equivalents at end of year	$8,096	$3,515	$8,707

See accompanying notes.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies

      Business Activities Celeritek, Inc. (the Company) designs and manufactures gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. The Company’s products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communication network infrastructures. The Company’s GaAs-based subsystems are also used in a variety of defense applications such as tactical aircraft and ground based and ship board radar systems and in point to point and point to multi-point microwave radios.

      Basis of Presentation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Celeritek UK Limited. Intercompany accounts and transactions have been eliminated. The Company’s reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end, however, the fiscal year 2000 reporting period consisted of fifty-three weeks. Fiscal years 2002, 2001, and 2000 ended March 31, April 1, and April 2, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.

      Use of Estimates The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Cash and Cash Equivalents and Short-Term Investments The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

      Marketable equity and all debt securities are classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity. The Company views its available-for-sale portfolio as available for sale in current operations. Accordingly, all investments are classified as short-term even though the stated maturity date may be a year or more beyond the current balance sheet date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income (expense) and other. Realized gains and losses are also included in interest income (expense) and other. The cost of securities sold is based on the specific identification method. Other than U.S. government treasury instruments, the Company’s investment policy limits the amounts invested in any one institution or in any single type of instrument.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of available-for-sale securities at cost, which approximates fair value:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
As of March 31, 2002
Money market funds	$7,775	$—	$—	$7,775
Certificate of deposits	502	—	—	502
U.S. Government and federal agency bonds	3,000	—	7	2,993
Corporate debt securities	74,646	94	138	74,602
Municipal bonds	12,500	—	—	12,500

Total	$98,423	$94	$145	$98,372

As of March 31, 2001
Money market funds	$3,077	$—	$—	$3,077
Certificate of deposits	499	—	—	499
Preferred stock	11,000	—	—	11,000
Corporate debt securities	88,688	519	39	89,168
Municipal bonds	3,000	—	—	3,000

Total	$106,264	$519	$39	$106,744

      Above amounts are included in the following:

	March 31,

	2002	2001

	(In thousands)
Cash and cash equivalents	$7,775	$3,077
Short-term investments	90,597	103,667

Total	$98,372	$106,744

      Following is a reconciliation of cash and cash equivalents:

	March 31,

	2002	2001

	(In thousands)
Available-for-sale securities	$7,775	$3,077
Cash and bank accounts	321	438

Total	$8,096	$3,515

      Concentration of Credit Risk The Company sells its products primarily to original equipment manufacturers in the communications industry and government contractors. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Actual credit losses may differ from management’s estimates. To date, credit losses have been within management’s expectations, and the Company believes that an adequate allowance for doubtful accounts has been provided.

      Inventories Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of inventories are:

	March 31,

	2002	2001

	(In thousands)
Raw materials	$2,346	$4,903
Work-in-process	7,026	10,458

	$9,372	$15,361

      Property and Equipment Property and equipment are recorded at cost and depreciated using the straight-line method over their respective estimated useful lives (generally five years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives of three to seven years or the lease term, whichever is less. Leasehold improvements are amortized by the straight-line method over their respective estimated useful lives of seven years or the lease term, whichever is less.

      Significant components of property and equipment are:

	March 31,

	2002	2001

	(In thousands)
Equipment and building	$35,839	$39,792
Furniture and fixtures	451	665
Leasehold improvements	2,509	8,712

	38,799	49,169
Accumulated depreciation and amortization	(23,960)	(25,171)

Net property and equipment	$14,839	$23,998

      Revenue Recognition Revenue related to product sales are recognized when the products are shipped to the customer, title has transferred, and no obligations remain. In circumstances where the collection of payment is highly questionable at the time of shipment, recognition of the revenue is deferred until payment is collected. The Company provides for expected returns based on past experience as well as current customer activities. The Company’s customers do not have rights of return outside of products returned under warranty and to date, returns have not been material. Shipping and handling costs are included in cost of goods sold for all periods presented.

      Warranty The Company provides for estimated normal warranty costs to repair or replace products for a period of one year from the time of sale. Actual warranty costs may differ from management’s estimates.

      Research and Development Research and development expenditures are charged to operations as incurred.

      Advertising The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for all years presented was immaterial.

      Net Loss Per Share Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the incremental shares issuable upon the assumed exercise of stock options if their effect is antidilutive.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for all periods presented:

	Years Ended March 31,

	2002	2001	2000

Options to purchase common stock	1,824,294	1,549,592	1,078,320
Average exercise price	$16.39	$17.48	$6.31

      Comprehensive Loss Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Comprehensive loss in fiscal 2002, 2001 and 2000 has been reflected in the Consolidated Statements of Shareholders’ Equity.

      Reclassification Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Note 2.     Fixed Asset Impairment Charge

      During the fourth quarter of fiscal 2001, we recorded an impairment charge of approximately $1.3 million for certain capital assets used in the subsystem production area due to delayed and cancelled contracts. Assets for which there was no longer any productive use were written down to net realizable value. In the third quarter of fiscal 2002, the remaining $502,000 was written off as we determined that any recovery on these assets was not probable given the excess of this type of equipment in the market place.

      In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, the Company evaluated the ongoing value of the Company’s semiconductor capital assets. As a result of this analysis, the Company recorded an impairment charge of $10.5 million in fiscal 2002. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand the Company’s wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The wafer fabrication equipment was written down to fair value based upon the Company’s best estimate, which included third part sources to arrive at the estimate.

Note 3.     GaAs Foundry

      In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a 3% strategic interest. This foundry is scheduled to be in production at the end of calendar 2002. The Company has accounted for this investment using the cost basis.

      During the fourth quarter of fiscal 2002 the Company recorded an impairment charge of approximately $1.7 million for its strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. The Company regularly reviews its investments for circumstances of impairment and assesses the carrying value of the assets against market value. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, the Company may have to record additional impairment charges.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Handset Design Company

      In December 2001, the Company invested $512,000 in a Korean handset design company. The Company believes this investment will increase its market opportunities in Korea and China. On April 1, 2002 the Company invested an additional $2.0 million in the handset design company. This investment was accounted for using the cost basis as of March 31, 2002. The Company does not have significant influence over the management of the handset design company and, accordingly, will account for the investment on a cost basis.

Note 5.     Related Party Transactions

      The Company has outstanding loans totaling $1.6 million at March 31, 2002 and $1.9 million at March 31, 2001 to certain officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee leaves the Company, the outstanding principal will be due and payable within 90 days.

Note 6.     Accrued Liabilities

      Significant components of accrued liabilities are:

	March 31,

	2002	2001

	(In thousands)
Accrued commission	$775	$1,014
Accounts receivable deposits	155	778
Accrued expenses	636	730
Warranty accrual	500	502
Other	1,032	888

	$3,098	$3,912

Note 7.     Leases

      The Company leases equipment under capital and non-cancelable operating leases. The Company also leases certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2007. Property and equipment include the following amounts under leases that have been capitalized:

	March 31,

	2002	2001

	(In thousands)
Equipment	$8,994	$3,305
Less accumulated amortization	(2,652)	(458)

	$6,342	$2,847

      Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage. The leases are secured by the related assets.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2002:

	Capital	Operating
	Leases	Leases

	(In thousands)
2003	$805	$5,419
2004	633	3,815
2005	565	2,516
2006	279	719
2007	—	34

Total minimum lease payments	2,282	$12,503

Less amounts representing interest	(273)

Present value of net minimum lease payments	2,009
Less current portion	(669)

	$1,340

      Rent expense was approximately $7.2 million, $5.9 million, and $4.5 million for the years ended March 31, 2002, 2001, and 2000, respectively.

Note 8.     Long-Term Debt

      The Company chose not to renew its line of credit and allowed the Master Loan Agreement to expire on October 31, 2000. Under the original Master Loan Agreement, the Company had a lease line that subsequently converted into two separate term loans. One of these two term loans expired in March 2001, and the other expired in November 2001. As of March 31, 2002, the Company had no borrowings outstanding against the term loan. The Company has various equipment notes outstanding with other lenders, which are secured by the related equipment and carry interest rates ranging from 8.87% to 10.97%. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of March 31, 2002 we were in compliance with all covenants.

      Future minimum principle payments on debt consisted of the following at March 31, 2002:

Debt

(In thousands)
2003	$2,318
2004	2,550
2005	1,829
2006	290

Total minimum principle payments	6,987
Less current portion	(2,312)

Non-current portion	$4,675

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Income Taxes

      Significant components of the provision (benefit) for income taxes are as follows:

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$(244)	$125	$(468)
State	—	—	(80)
Foreign	64	—	—

Total current	(180)	125	(548)
Deferred:
Federal	—	$—	$468
State	—	—	80

Total deferred	—	—	548

Provision (benefit) for income taxes	$(180)	$125	$—

      The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended March 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands, except percentages)
At U.S. statutory rate	$(7,751)	(34.0)%	$(3,545)	(34.0)%	$(2,320)	(34.0)%
Change in valuation allowance	7,751	34.0	3,545	34.0	2,407	35.2
Foreign taxes	64	0.3	—	—	—	—
Benefit due to change in tax law	(244)	(1.1)	—	—	—	—
Federal alternative minimum tax	—	—	125	1.2	—	—
Other	—	—	—	—	(87)	(1.2)

Provision (benefit) for income taxes	$(180)	(0.8)%	$125	1.2%	$—	0.0%

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has no deferred tax liabilities. The significant components of the Company’s deferred tax assets are as follows:

	March 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Inventory valuation	4,637	5,542
Accruals and reserves not deductible for tax purposes	6,394	2,758
Net operating loss carryforwards	7,158	882
Tax credit carryforwards	1,925	1,311
Other	484	433

Deferred tax assets	20,598	10,926
Valuation allowance	(20,598)	(10,926)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been fully offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased by approximately $9.7 million, $3.6 million and $4.2 million during the years ended March 31, 2002, March 31, 2001 and March 31, 2000, respectively.

      As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $19.5 million and $8.9 million, respectively. The Company also had federal and state tax credit carryforwards of approximately $0.9 million and $1.6 million, respectively. If not utilized, the carryforwards will expire beginning in 2004.

Note 10.     Salary Deferral Plan

      The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the Plan were approximately $253,000 in fiscal 2002, $159,000 in fiscal 2001, and $128,000 in fiscal 2000. Administrative expenses relating to the Plan are insignificant.

Note 11.     Shareholders’ Equity

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

Employee Stock Purchase Plan

      Under the Company’s Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock were originally reserved for issuance to employees of the Company. On July 27, 2001 the Company’s shareholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance thereunder from 500,000 to 1,000,000. During the fiscal year ended March 31, 2002,

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, and 2000, 71,087, 121,045, and 131,895 shares of common stock, respectively, were purchased under the ESPP. The Company has 461,851 shares remaining reserved for future issuance under this Plan.

Stock Option Plans

1994 Stock Option Plan

      Under the 1994 Stock Option Plan (the 1994 Plan), which was approved in April 1994 and expires ten years from adoption, the Company may grant either incentive stock options or nonstatutory stock options to certain employees and consultants as designated by the Board of Directors. The 1994 Plan provides that (i) the exercise of an incentive stock option will be no less than the fair market value of the Company’s common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan. The number of shares reserved for issuance under the 1994 Plan shall be increased by an amount equal to the lesser of (i) 250,000 shares, (ii) 3% of the outstanding shares of the Company’s common stock on such a date or (iii) a lesser amount determined by the Board of Directors of the Company. The Company has reserved 266,560 shares for future issuance under the 1994 Plan.

2000 Nonstatutory Stock Option Plan

      On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the 2000 Plan) under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. The Company has 18,417 shares remaining reserved for future issuance under the 2000 plan.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the 1994 Plan and the 2000 Plan is set forth below:

		Options Outstanding		Weighted
	Shares			Average
	Available	Number of	Price Per	Exercise
	for Grant	Shares	Share	Price

Balance at March 31, 1999	138,041	1,019,563	$3.00 - $16.00	$5.10
Additional shares authorized for 1994 Plan	471,440
Options granted	(453,500)	453,500	4.00 - 52.63	7.95
Options exercised	—	(300,638)	3.00 - 6.94	4.90
Options canceled and expired	94,105	(94,105)	3.00 - 6.63	5.56

Balance at March 31, 2000	250,086	1,078,320	$3.00 - $52.63	$6.31
Additional shares authorized for 1994 Plan	750,000
Shares authorized for 2000 Plan	200,000
Options granted	(722,500)	722,500	12.63 - 53.75	31.43
Options exercised	—	(194,422)	3.00 - 7.63	4.90
Options canceled and expired	56,806	(56,806)	4.00 - 53.75	23.83

Balance at March 31, 2001	534,392	1,549,592	$3.00 - $53.75	$17.48
Additional shares authorized for 1994 Plan	250,000
Options granted	(709,000)	709,000	10.00 - 14.53	11.02
Options exercised	—	(224,713)	3.00 - 13.13	5.15
Options canceled and expired	209,585	(209,585)	4.00 - 53.75	18.34

Balance at March 31, 2002	284,977	1,824,294	$3.00 - $53.75	$16.39

      At March 31, 2001 and 2000, outstanding options covering 585,031 and 479,220 shares were exercisable.

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.00 - $10.00	933,587	7.72 years	$7.26	433,651	$5.21
$11.95 - $31.44	701,207	8.80 years	$18.53	306,616	$18.02
$37.50 - $53.75	189,500	8.01 years	$53.48	90,548	$53.53

	1,824,294	8.17 years	$16.39	830,815	$15.20

      The Company utilized the intrinsic value method in accounting for its stock options since, as discussed below, the alternative fair market value accounting requires the use of option valuation models that were not developed for use in valuing stock options. Under the intrinsic value method, if the exercise price of the Company’s stock options is equal to the market price of the underlying stock on the date of grant, no expense is recognized.

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income and net income per share under the fair value method is required. The fair market value for options granted prior to December 1995, the date of the initial public offering of the Company’s common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option-pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

	Years Ended March 31,

	2002	2001	2000

Risk-free interest rate	5.0%	5.7%	5.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	90.5%	92.1%	83.1%
Expected life of options	5 years	5 years	5 years

      The Company used the following weighted average assumptions for its ESPP:

	Years Ended March 31,

	2002	2001	2000

Risk-free interest rate	4.1%	5.7%	5.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	90.5%	92.1%	83.1%
Expected life of options	0.5 years	0.5 years	0.5 years

      The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair market value of its options.

      For purposes of pro forma disclosures, the estimated fair value of options and ESPP awards is amortized to expense over the options vesting period. The Company’s pro forma information follows:

	Years Ended March 31,

	2002	2001	2000

Pro forma net loss	$(28,837)	$(15,375)	$(8,567)
Pro forma basic net loss per share	$(2.39)	$(1.36)	$(1.11)
Pro forma diluted net loss per share	$(2.39)	$(1.36)	$(1.11)

      The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2002, 2001, and 2000 was $7.99, $23.18, and $5.52, respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2002, 2001, and 2000 was $6.35, $4.11, and $2.20, respectively.

Outside Directors’ Stock Option Plan

      Under the Outside Directors’ Stock Option Plan (the Directors’ Plan), options are granted automatically at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted options to purchase 6,000 shares of common stock at their date of election or appointment to the Board. On the fourth anniversary of serving on the Board and on each

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary thereof, each director is automatically granted an additional 1,500 options to purchase shares of common stock. During the fiscal year ended March 31, 2002, 3,000 options to purchase shares of common stock were granted. At March 31, 2002, options to purchase 33,000 shares of common stock were outstanding of which 23,250 options were exercisable at weighted average exercise prices of $9.72 and $7.62, respectively. The Company has 39,000 shares reserved for future issuance under the Directors’ Plan.

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

      The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Revenue from semiconductor components was $30.4 million in fiscal 2002, $42.0 million in fiscal 2001 and $18.3 million in fiscal 2000. Revenue from GaAs-based subsystems was $26.7 million in fiscal 2002, $43.1 million in fiscal 2001 and $29.9 million in fiscal 2000.

      Revenues for significant customers, those representing approximately 10% or more of total revenues for each period are summarized below.

	Years Ended March 31,

	2002	2001	2000

Customer A	43%	21%	15%
Customer B	<10%	10%	<10%
Customer C	<10%	<10%	11%

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations by geographic region:

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Net sales to customers:
United States	$39,541	$49,780	$37,526
Europe	3,064	8,283	4,814
Mexico	5,521	6,974	—
Israel	262	5,726	1,967
Japan	4,530	4,586	2,462
Korea	280	4,187	90
Brazil	2,336	4,054	444
Other	1,516	1,472	908

	$57,050	$85,062	$48,211

Net property and equipment:
United States	11,984	20,761	7,013
Philippines	297	367	1,682
United Kingdom	2,558	2,870	706

	$14,839	$23,998	$9,401

      Net sales to customers are based on the customers’ billing location. Long-lived assets are those assets used in each geographical area.

Note 13.     Contingencies

      The Company operates in the semiconductor industry and may from time to time become party to litigation. Management is currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on the Company’s financial condition or result of operations.

Note 14.     Supplemental Cash Flow Information

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Cash paid for interest	$695	$412	$231
Cash paid for income taxes	77	1	—
Capital lease obligations incurred to acquire equipment	189	335	525

CELERITEK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.     Quarterly Results of Operations (Unaudited)

      The following table presents unaudited quarterly data for the eight quarters ended March 31, 2002. This information has been presented on the same basis as the audited consolidated financial statements. All necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. Certain amounts have been reclassed to conform to annual disclosures.

	Three Months Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2000	2000	2000	2001(1)	2001	2001	2001(2)	2002(3)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$19,689	$23,109	$24,245	$18,019	$14,012	$15,131	$14,680	$13,227
Gross profit	5,461	6,647	5,740	(10,268)	(1,214)	862	2,869	2,694
Income (loss) from operations	563	1,347	929	(18,534)	(6,441)	(3,698)	(12,582)	(1,871)
Net income (loss)	$701	$2,620	$2,609	$(16,532)	$(5,119)	$(2,732)	$(11,919)	$(2,848)

Basic net income (loss) per share	$0.07	$0.22	$0.22	$(1.39)	$(0.43)	$(0.23)	$(0.99)	$(0.23)

Diluted net income (loss) per share	$0.07	$0.21	$0.21	$(1.39)	$(0.43)	$(0.23)	$(0.99)	$(0.23)

Shares used in net income (loss) per share calculation:
Basic	9,633	11,708	11,842	11,903	11,960	12,071	12,097	12,174
Diluted	10,527	12,555	12,667	11,903	11,960	12,071	12,097	12,174

(1)	The quarter ended March 31, 2001 includes a fixed asset impairment charge of $1.3 million and a write-down of short-term investments of $524,000.

(2)	The quarter ended December 31, 2001 includes a fixed asset impairment charge of approximately $11.0 million.

(3)	The quarter ended March 31, 2002 includes a $1.7 million strategic investment write-down.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

CELERITEK, INC.

By:	/s/ TAMER HUSSEINI

Tamer Husseini
Chairman, President and Chief Executive Officer

Date: June 10, 2002

POWER OF ATTORNEY

      Each person whose signature below constitutes and appoints Tamer Husseini and Margaret E. Smith, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewithin, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TAMER HUSSEINI Tamer Husseini	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 10, 2002

/s/ MARGARET E. SMITH Margaret E. Smith	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2002

/s/ ROBERT J. GALLAGHER Robert J. Gallagher	Director	June 10, 2002

/s/ CHARLES P. WAITE Charles P. Waite	Director	June 10, 2002

/s/ WILLIAM D. RASDAL William D. Rasdal	Director	June 10, 2002

/s/ THOMAS W. HUBBS Thomas W. Hubbs	Director	June 10, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Period	of Period	Expenses	Deductions(1)	of Period

	(In thousands)
Year Ended 3/31/02	$1,977	$557	$1,351	$1,183
Year Ended 4/1/01	349	1,645	17	1,977
Year Ended 4/2/00	517	60	228	349

(1)	Deductions represent write-offs of uncollectible accounts receivable.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Articles of Incorporation of Registrant.
3.2(1)	Bylaws of Registrant, as amended to date.
4.1(1)	Form of Registrant’s Stock Certificate.
4.2(1)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4.3(5)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
10.1(3)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10.2(1)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3(1)	Employee Qualified Stock Purchase Plan and form of Subscription Agreement.
10.4(1)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10.5(1)	Form of Directors’ and Officers’ Indemnification Agreement.
10.6(1)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10.7(2)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10.8(4)	Loan modification agreement dated September 11, 1997 between Registrant and Silicon Valley Bank.
10.9(6)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10.10(7)	2000 Nonstatutory Stock Option Plan.
10.11(7)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10.12(8)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10.13	Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.
21	Subsidiaries of Celeritek.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(2)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(3)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(4)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(5)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(6)	Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

(7)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(8)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.