Form 10-Q
period 2002-06-30
CELERITEK INC/CA
filed 2002-08-13
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-23576

CELERITEK, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0057484 (I.R.S. Employer Identification Number)

3236 Scott Blvd. Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

(408) 986-5060

(Registrant’s telephone number, including area code)

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

     Yes ☒   No ☐

     Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

     Common Stock, No Par Value: 12,249,017 shares as of July 26, 2002

CELERITEK, INC.

-i-

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2002	2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$12,726	$8,096
Short-term investments	87,894	90,597
Accounts receivable, net	9,322	10,001
Inventories	7,481	9,372
Prepaid expenses and other current assets	2,794	3,671

Total current assets	120,217	121,737
Property and equipment, net	14,272	14,839
Other assets	5,020	3,112

Total assets	$139,509	$139,688

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,601	$4,583
Accrued payroll	1,465	1,505
Accrued liabilities	3,807	3,098
Current portion of long-term debt	2,368	2,312
Current obligations under capital leases	607	669

Total current liabilities	13,848	12,167
Long-term debt, less current portion	4,061	4,675
Non-current obligations under capital leases	1,230	1,340
Shareholders’ equity	120,370	121,506

Total liabilities and shareholders’ equity	$139,509	$139,688

Note:	The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	June 30,	June 30,
	2002	2001

Net sales	$15,341	$14,012
Cost of goods sold	11,386	15,226

Gross profit (loss)	3,955	(1,214)
Operating expenses:
Research and development	2,606	2,414
Selling, general and administrative	2,654	2,744
Fixed asset impairment charge	—	69

Total operating expenses	5,260	5,227
Loss from operations	(1,305)	(6,441)
Impairment of strategic investment	(330)	—
Interest income (expense) and other, net	368	1,322

Net loss	$(1,267)	$(5,119)

Basic loss per share	$(0.10)	$(0.43)

Diluted loss per share	$(0.10)	$(0.43)

Weighted average common shares outstanding	12,231	11,960
Weighted average common shares outstanding, assuming dilution	12,231	11,960

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	June 30,	June 30,
	2002	2001

Operating activities
Net Loss	$(1,267)	$(5,119)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, amortization, impairment charge and other	1,561	1,457
Changes in operating assets and liabilities	4,888	(1,468)

Net cash provided (used) by operating activities	5,182	(5,130)
Investing activities
Purchase of property and equipment	(665)	(1,685)
Purchase of strategic investments	(1,992)	—
Purchases of short-term investments	(16,325)	(37,498)
Sale of property and equipment	—	4
Maturities and sale of short-term investments	19,124	48,457

Net cash provided by investing activities	142	9,278
Financing activities
Payments on long-term debt	(558)	(362)
Payments on obligations under capital leases	(172)	(230)
Net proceeds from issuance of common stock, exercise of stock options and employee stock purchase plan	36	568

Net cash used by financing activities	(694)	(24)
Increase in cash and cash equivalents	4,630	4,124
Cash and cash equivalents at beginning of period	8,096	3,515

Cash and cash equivalents at end of period	$12,726	$7,369

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1	—
Interest	205	$144
Capital lease obligations incurred to acquire equipment	—	—

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2002

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

The Company’s reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2003 and fiscal 2002 ended June 30, 2002 and July 1, 2001, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

2.	Inventories

The components of inventory consist of the following:

	June 30,	March 31,
	2002	2002

	(In thousands)
Raw materials	$1,019	$2,346
Work-in-process	6,462	7,026

	$7,481	$9,372

3.	Loss per share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	June 30,

	2002	2001

Basic
Net loss	$(1,267)	$(5,119)

Weighted common shares outstanding	12,231	11,960

Basic loss per common share	$(0.10)	$(0.43)

Diluted
Net loss	$(1,267)	$(5,119)

Weighted common shares outstanding	12,231	11,960
Dilutive effect of stock options	—	—

Weighted common shares outstanding, assuming dilution	12,231	11,960

Diluted loss per common share	$(0.10)	$(0.43)

4.	Comprehensive loss

The components of comprehensive loss for the three-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended
	June 30,

	2002	2001

Net loss	$(1,267)	$(5,119)
Other comprehensive gain (loss):
Unrealized gains (losses) on short-term investments	96	(275)

Other comprehensive gain (loss)	96	(275)

Comprehensive loss	$(1,171)	$(5,394)

5.	Handset Design Company

In December 2001, the Company invested $512,000 in a Korean handset design company. The Company believes this investment will increase its market opportunities in Korea and China. On April 1, 2002 the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods.

6.	GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a 3% strategic interest. This foundry is scheduled to be in production at the end of calendar 2002. The Company has accounted for this investment using the cost basis.

During the fourth quarter of fiscal 2002 the Company recorded an impairment charge of approximately $1.7 million for its strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. During the first quarter of fiscal 2003 the Company recorded an additional impairment charge of approximately $330,000 related to this strategic investment. The additional impairment charge included in the first quarter of fiscal 2003 results was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002.

The Company regularly reviews its investments for circumstances of impairment and assesses the carrying value of the assets against market value. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependant on the performance of the companies invested in, as well as the marketability of these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, the Company may have to record additional impairment charges.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions and includes our statement regarding the sufficiency of our cash to satisfy our liquidity requirements for the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. For example, we may be required to expend cash in currently unexpected ways that may impact our ability to fund our operations causing our business to suffer. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Results of Operations -First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002:

     Total net sales were $15.3 million for the first quarter of fiscal 2003 compared to $14.0 million for the first quarter of fiscal 2002, an increase of 9%. Semiconductor sales were $9.3 million in the first quarter of fiscal 2003 compared to $8.1 million in the first quarter of fiscal 2002, an increase of 15%. Semiconductor sales increased due to increased demand from our customers for power amplifier modules used in handsets. We do not expect a strong recovery in the handset market in this calendar year. The handset market has historically had seasonal trends in demand, which can cause variation in revenues in sequential quarters.

     Subsystem sales in the first quarter of fiscal 2003 were $6.0 million compared to $5.9 million in the first quarter of fiscal 2002, an increase of 2%. Sales of subsystems products to defense customers increased 41% to $5.4 million in the first quarter of fiscal 2003 from $3.8 million in the first quarter of fiscal 2002 and sales of subsystem products to commercial customers decreased 73% to $553,000 in the first quarter of fiscal 2003 compared to $2.1 million in the first quarter of fiscal 2002. While demand in the defense market for our type of product has been fairly stable, we were able to increase our defense related revenue by refocusing our manufacturing and marketing capacity on defense products. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for infrastructure products.

     Gross margin was 26% of net sales in the first quarter of fiscal 2003 compared to a negative 9% of net sales in the first quarter of fiscal 2002. The increase in gross margin was primarily due to improved yields in the semiconductor products and increased utilization of our manufacturing facility. To a lesser extent, the shift in subsystems from commercial products to defense products also improved margin. We do not expect further significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $2.6 million, or 17% of net sales, in the first quarter of fiscal 2003 compared to $2.4 million, or 17% of net sales, in the first quarter of fiscal 2002, an increase of 8% in absolute dollars. Research and development expenses have increased due to increased headcount related to new product development.

     Selling, general and administrative expenses were $2.7 million, or 17% of net sales, in the first quarter of fiscal 2003 compared to $2.7 million, or 20% of net sales, in the first quarter of fiscal 2002. We expect an increase in our selling expenses as we seek to increase our product offering and expand our customer base. We also expect our selling, general and administrative expenses to increase somewhat in the near future due to legal expenses and advisor fees that we have incurred or may incur in the future related to our evaluation of Anaren Microwave’s intention to influence control of the Company as stated in a Schedule 13D filed by Anaren with the U.S. Securities and Exchange Commission.

     The $69,000 fixed asset impairment charge included in the first quarter of fiscal 2002 was the result of further impairment with respect to certain capital assets used in the subsystem production area, which were initially written down in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless infrastructure market. We reassessed and lowered our estimates of the fair market value of these assets during the first quarter of fiscal 2002 based on the current resale market for this type of equipment.

     The $330,000 impairment of strategic investment included in the first quarter of fiscal 2003 was the result of a further impairment of our investment in a Taiwanese foundry. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million related to our cost basis strategic investment in the Taiwanese foundry. During the fourth quarter of fiscal 2002, we reviewed updated financial statements and projections from the foundry. Significant decreases in actual and expected revenues, net income and cash balances were observed as compared with the original projections. In addition, the foundry had no current customers. With this backdrop, combined with the downturn in the semiconductor industry and our excess semiconductor capacity, we determined there was a decline in the value of the foundry that was other than temporary. The additional impairment charge included in the first quarter of fiscal 2003 results was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002.

     Interest income (expense) and other, net was $368,000 in the first quarter of fiscal 2003 compared to $1.3 million in the first quarter of fiscal 2002. The decrease in interest income (expense) and other, net, was primarily due to a decrease in the short-term investment balance and lower interest rates.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of June 30, 2002, we had $12.7 million of cash and cash equivalents, $87.9 million of short-term investments and $106.4 million of working capital.

     Net cash provided by operating activities was $5.2 million in the first quarter of fiscal 2003 and was due mainly to an increase in accounts payable and a decrease in inventory, accounts receivable and other current assets. Net cash used by operating activities was $5.1 million in the first quarter of fiscal 2002 and was due mainly to a decrease in accounts payable.

     Net cash provided by investing activities was $142,000 in the first quarter of fiscal 2003 and $9.3 million in the first quarter of fiscal 2002. Net cash provided by investing activities in the first quarter of fiscal 2003 was a result of maturities and sales of short-term investments of approximately $19.1 million less purchases of short-term investments, strategic investments and property and equipment, of approximately $19.0 million. Net cash provided by investing activities during the first quarter of fiscal 2002 was the result of maturities and sales of short-term investments of approximately $48.5 million less purchases of short-term investments and property and equipment of approximately $39.2 million.

     Net cash used by financing activities was $694,000 in the first quarter of fiscal 2003 and $24,000 in the first quarter of fiscal 2002. Net cash used by financing activities in the first quarter of fiscal 2003 was the result of payments on debt and capital leases of $730,000 less cash proceeds from the exercise of stock options and employee stock purchase plan of $36,000. Net cash used by financing activities in the first quarter of fiscal 2002 was the result of payments on debt and capital leases of $592,000 less proceeds from the exercise of stock options and employee stock purchase plan of $568,000.

     As of June 30, 2002, we had approximately $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

     Given our cash position, we currently do not have a line of credit. As of June 30, 2002, we had no borrowings outstanding against our former term loans. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of June 30, 2002 we were in compliance with all covenants.

     In December 2001, we invested $512,000 in a Korean handset design company. We believe this investment will increase our market opportunities in Korea and China. On April 1, 2002 we invested an additional $2.0 million in the company. We do not have significant influence over the management of the handset design company and accordingly have accounted for the investment on a cost basis in all reported periods.

     We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling approximately $1.6 million at June 30, 2002. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee leaves us, the principal outstanding will be due and payable within 90 days.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations (in thousands):

	Fiscal Year Ended June 30,

	Total	2003	2004	2005	2006	2007

Contractual Obligations
Long-term debt obligations	$7,269	$2,162	$2,883	$1,922	$302	—
Capital lease obligations	2,087	601	639	568	279	—
Operating lease obligations	11,005	3,921	3,815	2,516	719	34
Open purchase order commitments	3,800	3,800	—	—	—	—

Total	$24,161	$10,484	$7,337	$5,006	$1,299	$34

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

     Due to fluctuations in our net sales and operating expenses, we believe that period to period comparisons of our results of operations are not good indications of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could decline.

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

     A substantial portion of our sales is derived from sales to a small number of original equipment manufacturers. For example, in the fiscal year 2002 sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. For the first three months of fiscal 2003, sales to our top ten customers accounted for approximately 82% of our net sales, with Motorola making up approximately 53% of those net sales. We expect that sales to a limited number of customers will continue to account for a large percentage of our net sales in the future. Motorola accounted for approximately 58% of our backlog at June 30, 2002. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed. For example, in the third quarter of fiscal 2002, our net sales were adversely affected when Motorola delayed shipment of semiconductor products.

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

     Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. Additionally, industry forecast of sales of handsets for calendar 2002 have been reduced a number of times over the last several months. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of June 30, 2002, our backlog was approximately $29 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

     In the fourth quarter of fiscal 2001, some of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand. The build out of wireless infrastructure is capital intensive. As the capital markets rapidly softened in late 2000, a number of the providers of voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. This trend continued to a lesser extent in fiscal 2002.

     Of our current backlog, approximately 58% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

     A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer’s product, our sales volumes depend upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks. Additionally, industry forecasts of sales of handsets for calendar 2002 have been reduced a number of times over the last several months and we do not expect strong recovery in the handset market in calendar 2002.

We expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

     In each of the markets where we compete, average sales prices of established products have been significantly declining, and we anticipate that prices will continue to decline and negatively impact our gross profit margins. There is currently an over capacity situation in the markets we serve which could lead to additional pricing pressure as our competitors seek to improve their asset utilization. Accordingly, to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be seriously harmed.

Intense competition in our industry could result in the loss of customers or an inability to attract new customers.

     We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include ANADIGICS, CTT, JCA Technology, Miteq, Narda Microwave, REMEC, RF Micro Devices, Skyworks Solutions and TriQuint Semiconductor. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

     During the first three months of fiscal 2003, sales to international customers accounted for 66% of our net sales. During fiscal 2002, sales to international customers accounted for 31% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

     We compete in markets with rapidly changing technologies, evolving industry standards and continuous improvements in products. To be competitive we will need to continually improve our products and keep abreast of new technology. For example, our ability to grow will depend substantially on our ability to continue to apply our GaAs semiconductor components expertise to existing and emerging wireless communications markets. New process technologies could be developed that have characteristics that are superior to our current processes. If we are unable to develop competitive processes or design products using new technologies, our business and operating results will suffer. We cannot assure you that we will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards. Any significant delays in our development, introduction or shipment of products could seriously harm our business, operating results and financial condition.

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

     Our ability to satisfy our current backlog and any additional orders we may receive in the future will depend on our ability to successfully retain qualified design engineers, assembly and test personnel. Our design engineers reside at our headquarters in Santa Clara, California and at our two design centers in the United Kingdom. We contract with third parties located primarily in Asia for many of our assembly and test requirements. Our need to successfully manage and retain these personnel will intensify if in the future our production volumes are required to increase significantly from expected levels. Demand for people with these skills is intense and we cannot assure you that we will be successful in retaining sufficient personnel with these critical skills. Our business has been harmed in the past by our inability to hire and retain people with these critical skills, and we cannot assure you that similar problems will not reoccur. For example, we also lost an order from a major customer in fiscal 2000 due to a shortage we experienced in design engineers.

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

     In addition, in December 2000, we invested approximately $2.4 million in a GaAs foundry under construction in Taiwan. This foundry is scheduled to be in production at the end of calendar 2002. We made this investment to secure a portion of the foundry’s capacity for our use. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million against the foundry investment, which was deemed to have an other than temporary decline in value. During the first quarter of fiscal 2003, we recorded an additional impairment of $330,000. We regularly review our investments for circumstances of impairment and assess the carrying value of the assets against market value. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2002, our investment portfolio comprised approximately $12.4 million in money market funds and certificate of deposits and $87.4 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2002 levels, the fair value of our portfolio would decline by approximately $248,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1(1) Amended and Restated Articles of Incorporation of Registrant

3.2(1) Bylaws of Registrant

99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

(1)	Incorporated by reference to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: August 13, 2002	/s/ MARGARET E. SMITH

Margaret E. Smith, Vice President, Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of Registrant

3.2(1)	Bylaws of the Registrant

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 29, 2002.