Form 10-Q
period 2002-09-30
CELERITEK INC/CA
filed 2002-11-13
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

         Common Stock, No Par Value: 12,301,259 shares as of October 25, 2002

CELERITEK, INC.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2002	2002

	(Unaudited)	(Note)

ASSETS

Current assets:

Cash and cash equivalents	$10,116	$8,096

Short-term investments	93,044	90,597

Accounts receivable, net	7,754	10,001

Inventories	7,205	9,372

Prepaid expenses and other current assets	3,339	3,671

Total current assets	121,458	121,737

Property and equipment, net	13,544	14,839

Other assets	5,037	3,112

Total assets	$140,039	$139,688

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,684	$4,583

Accrued payroll	1,853	1,505

Accrued liabilities	3,362	3,098

Current portion of long-term debt	2,425	2,312

Current obligations under capital leases	596	669

Total current liabilities	15,920	12,167

Long-term debt, less current portion	3,431	4,675

Non-current obligations under capital leases	1,108	1,340

Shareholders’ equity	119,580	121,506

Total liabilities and shareholders’ equity	$140,039	$139,688

Note:	The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$15,484	$15,131	$30,825	$29,143

Cost of goods sold	11,604	14,269	22,990	29,495

Gross profit (loss)	3,880	862	7,835	(352)

Operating expenses:

Research and development	2,738	2,160	5,443	4,574

Selling, general and administrative	2,263	2,400	4,917	5,144

Costs related to hostile takeover proposal	500	—	500	—

Fixed asset impairment charge	—	—	—	69

Total operating expenses	5,501	4,560	10,860	9,787

Loss from operations	(1,621)	(3,698)	(3,025)	(10,139)

Impairment of strategic investment	—	—	(330)	—

Interest income and other, net	453	966	920	2,288

Net loss	$(1,168)	$(2,732)	$(2,435)	$(7,851)

Basic and diluted loss per share	$(0.10)	$(0.23)	$(0.20)	$(0.65)

Weighted average common shares outstanding	12,280	12,071	12,256	12,016

Weighted average common shares outstanding, assuming dilution	12,280	12,071	12,256	12,016

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	September 30,	September 30,
	2002	2001

Operating activities

Net loss	$(2,435)	$(7,851)

Adjustment to reconcile net loss to net cash provided (used) in operating activities:

Depreciation, amortization and other	2,836	2,756

Changes in operating assets and liabilities	8,197	49

Net cash provided (used) in operating activities	8,598	(5,046)

Investing activities

Purchase of property and equipment	(1,218)	(3,347)

Sale of property and equipment	—	4

Purchases of short-term investments	(58,045)	(86,022)

Purchase of strategic investments	(1,992)	—

Maturities and sale of short-term investments	55,642	118,564

Net cash (used) provided by investing activities	(5,613)	29,199

Financing activities

Payments on long-term debt	(1,131)	(732)

Borrowings on long-term debt	—	3,708

Payments on obligations under capital leases	(305)	(360)

Proceeds from issuance of common stock	471	1,032

Net cash (used) provided by financing activities	(965)	3,648

Increase in cash and cash equivalents	2,020	27,801

Cash and cash equivalents at beginning of period	8,096	3,515

Cash and cash equivalents at end of period	$10,116	$31,316

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$3	—

Interest	388	$312

Capital lease obligations incurred to acquire equipment	—	72

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2003 and fiscal 2002 ended September 29, 2002 and September 30, 2001, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

2.	Inventories

The components of inventory consist of the following:

	September 30,	March 31,
	2002	2002

	(In thousands)
Raw materials	$880	$2,346

Work-in-process	6,325	7,026

	$7,205	$9,372

3.	Loss per share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic

Net loss	$(1,168)	$(2,732)	$(2,435)	$(7,851)

Weighted common shares outstanding	12,280	12,071	12,256	12,016

Basic loss per common share	$(0.10)	$(0.23)	$(0.20)	$(0.65)

Diluted

Net loss	$(1,168)	$(2,732)	$(2,435)	$(7,851)

Weighted common shares outstanding	12,280	12,071	12,256	12,016

Dilutive effect of stock options	—	—	—	—

Weighted common shares outstanding, assuming dilution	12,280	12,071	12,256	12,016

Diluted loss per common share	$(0.10)	$(0.23)	$(0.20)	$(0.65)

4.	Comprehensive loss

The components of comprehensive loss for the three and six month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(1,168)	$(2,732)	$(2,435)	$(7,851)

Other comprehensive income (loss):

Unrealized gains (losses) on marketable securities	(57)	20	39	(256)

Other comprehensive income (loss)	(57)	20	39	(256)

Comprehensive loss	$(1,225)	$(2,712)	$(2,396)	$(8,107)

5.	Strategic investments

The Company regularly reviews its investments for circumstances of impairment and assesses the carrying value of the assets against market value. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments is dependant on the performance of the companies invested in, as well as the marketability of these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, the Company may have to record additional impairment charges.

Handset Design Company

In December 2001, the Company invested $512,000 in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of September 30, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a 3% strategic interest. This foundry is scheduled to be in production at the end of calendar 2002. The Company has accounted for this investment using the cost basis.

During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 the Company recorded impairment charges of approximately $2.0 million for its strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. The Company reviewed the investment as of September 30, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

6.	Costs related to hostile takeover proposal

During the second quarter of fiscal 2003, the Company received an unsolicited offer from Anaren Microwave Inc. for all of the outstanding shares of the Company’s common stock. The Board of Directors voted unanimously to reject the offer as not in the best interests of the Company’s shareholders. Expenses for legal and investment advisors of $500,000 have been incurred to defend against the Anaren proposal and have been reported in operating income under the caption “Costs related to hostile takeover proposal.” The Company anticipates that it will incur additional expenses of at least $560,000 over the next three quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact our business.

7.	Subsequent Events

On October 29, 2002, the Company acquired Tavanza, Inc. (“Tavanza”) for $3.3 million in cash plus assumed liabilities and related acquisition costs. Tavanza is a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. An analysis of purchase price allocation will be completed in the third quarter of fiscal 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward looking statements in this report include, but are not limited to, those regarding: being the sole source supplier to Motorola for the 120v platform; the effects of Motorola’s decision on our revenues in the third and fourth quarters of fiscal 2003 and beyond; expected revenues in the third quarter of fiscal 2003; cost savings as a result of our headcount reduction; research and development and selling, general and administrative expenses; expenses related to Anaren Microwave; and our belief that our cash and borrowings from equipment financing should be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. For example, we may be required to expend cash in currently unexpected ways that may impact our ability to fund our operations causing our business to suffer. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts. Some of the estimation processes affect current assets and liabilities and are therefore critical in assessing our financial and operating status. These estimates involve certain assumptions that if incorrect could create a material adverse impact on our operations and financial position.

         We review our estimates, including, but not limited to, allowance for doubtful accounts, inventory write-downs, and impairments of long-lived assets and investments on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates. The following paragraphs describe the methodology we use in making some of our principal accounting estimates, in evaluating some of the uncertainties inherent in accounting estimates and in evaluating some of the ways that our estimates may impact our financial condition.

         Revenue Recognition. Revenue related to product sales is recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of the revenue until payment is collected. We provide for expected returns based on past experience as well as current customer activities. Our customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material.

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

         We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flow estimated to be generated by these assets is less than the carrying amounts of those assets. We consider sensitivities to capacity, utilization and technological developments in making related assumptions.

         The fair value of strategic investments is dependent on the performance of the companies in which we have invested, as well as the marketability of these investments. In assessing potential impairment of these investments, we consider these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may assess the value of the strategic investment to be other than temporarily impaired and accordingly record an impairment charge.

Result of Operations –Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002:

         Total net sales were $15.5 million for the second quarter of fiscal 2003 compared to $15.1 million for the second quarter of fiscal 2002, an increase of 2%. Semiconductor sales were $11.4 million in the second quarter of fiscal 2003, compared to $9.0 million in the second quarter of fiscal 2002, an increase of 26%. Semiconductor sales increased due to increased volume shipments of power amplifier modules.

         Motorola, which is our largest customer, is in the process of transitioning from the 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms, for which Motorola had intended to have dual sources of supply. Recently, Motorola decided to discontinue its strategy of dual sourcing power amplifier modules, and has selected a sole source supplier other than us for one of its new platforms. Although we will continue to be the sole source for power amplifier modules for Motorola’s 120v platform, we expect such sales to decline as Motorola transitions to its new platforms later this calendar year. We expect that the effects of Motorola’s decision will begin to be felt in the third quarter of fiscal 2003, resulting in lower revenues for that quarter. We currently expect that the effect on our revenues will be more significant beginning in the fourth quarter of fiscal 2003.

         In addition to the foregoing, visibility of customer demand for power amplifier modules continues to be limited. We do not expect a strong recovery in the handset market in this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variation in revenues in sequential quarters. The increase in semiconductor sales this quarter is not necessarily indicative of future revenue levels.

         Subsystem sales in the second quarter of fiscal 2003 were $4.1 million compared to $6.1 million in the second quarter of fiscal 2002, a decrease of 33%. Sales of subsystems products to defense customers decreased 22% to $3.9 million in the second quarter of fiscal 2003 from $5.0 million in the second quarter of fiscal 2002, and sales of subsystem products to commercial customers decreased 84% to $181,000 in the second quarter of fiscal 2003 compared to $1.1 million in the second quarter of fiscal 2002. The decrease in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates from quarter to quarter. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for infrastructure products.

         Gross margin was 25% of net sales in the second quarter of fiscal 2003 compared to 6% of net sales in the second quarter of fiscal 2002. The increase in gross margin was primarily due to greater inventory write-downs in the second quarter of the last fiscal year when compared to the second quarter of fiscal 2003 and increased utilization of our manufacturing facility. Cost of sales in the second quarter of fiscal 2003 included approximately $100,000 in termination costs due to a reduction in headcount in order to adjust our expenses to the current business conditions. The annual savings from the reduction in headcount is expected to be approximately $2.3 million and will begin in the third quarter of fiscal 2003. We do not expect further significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility. In fact, we expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

         Research and development expenses were $2.7 million, or 18% of net sales, in the second quarter of fiscal 2003 compared to $2.2 million, or 14% of net sales, in the second quarter of fiscal 2002, an increase of 27%. Research and development expenses increased due to headcount increases over the last year related to new product development. The expenses for the second quarter of fiscal 2003 included approximately $140,000 of termination costs related to our effort to more closely align our technical skills with our current product focus. The annual savings from the reduction in headcount is expected to be approximately $400,000 and will begin in the third quarter of fiscal 2003. We expect research and development expenses to increase by approximately $700,000 in future quarters as a result of our acquisition of Tavanza.

         Selling, general and administrative expenses were $2.3 million, or 15% of net sales, in the second quarter of fiscal 2003 compared to $2.4 million, or 15% of net sales, in the second quarter of fiscal 2002. We expect an increase in our selling expenses for the new office in Korea that we established to expand our customer base.

         During the second quarter of fiscal 2003, we received an unsolicited offer from Anaren Microwave, Inc. for all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders. Expenses for legal and investment advisors of $500,000 have been incurred to defend against the Anaren proposal and have been reported in operating income under the caption “Costs related to hostile takeover proposal.” We anticipate that we will incur additional expenses of at least $560,000 over the next three quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact our business.

         Interest income and other, net was $453,000 in the second quarter of fiscal 2003 compared to approximately $966,000 in the second quarter of fiscal 2002. The decrease in interest income and other, net, was primarily due to lower interest rates.

Result of Operations –First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002:

         Total net sales were $30.8 million for the first six months of fiscal 2003 compared to $29.1 million for the first six months of fiscal 2002, an increase of 6%. Semiconductor sales were $20.8 million in the first six months of fiscal 2003 compared to $17.2 million in the first six months of fiscal 2002, an increase of 21%. Semiconductor sales increased due to increased volume shipments of power amplifier modules.

         Motorola, which is our largest customer, is in the process of transitioning from the 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms, for which Motorola had intended to have dual sources of supply. Recently, Motorola decided to discontinue its strategy of dual sourcing power amplifier modules, and has selected a sole source supplier other than us for one of its new platforms. Although we will continue to be the sole source for power amplifier modules for Motorola’s 120v platform, we expect such sales to decline as Motorola transitions to its new platforms later this calendar year. We expect that the effects of Motorola’s decision will begin to be felt in the third quarter of fiscal 2003, resulting in lower revenues for that quarter. We currently expect that the effect on our revenues will be more significant beginning in the fourth quarter of fiscal 2003.

         In addition, visibility of customer demand for power amplifier modules continues to be limited. We do not expect a strong recovery in the handset market in this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variation in revenues in sequential quarters. The increase in semiconductor sales this quarter is not necessarily indicative of future revenue levels.

         Subsystem sales in the first six months of fiscal 2003 were $10 million compared to $11.9 million in the first six months of fiscal 2002, a decrease of 15%. Sales of subsystem products to defense customers increased 6% to $9.3 million in the first six months of fiscal 2003 from $8.8 million in the first six months of fiscal 2002, and sales of subsystem products to commercial customers decreased 76% to $734,000 in the first six months of fiscal 2003 compared to $3.1 million in the first six months of fiscal 2002. While demand in the defense market for our type of product has been fairly stable, we were able to increase our defense related revenue by refocusing our manufacturing and marketing capacity on defense products. However, defense customers often make purchases for specific programs, and therefore product demand fluctuates from quarter to quarter. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for infrastructure products.

         Gross margin was 25% of net sales in the first six months of fiscal 2003 compared to a negative 1% of net sales in the first six months of fiscal 2002. The increase in gross margin was primarily due to improved yields in the semiconductor products and increased utilization of our manufacturing facility. To a lesser extent, the improvement was due to greater inventory write-downs in the second quarter of last fiscal year when compared to the second quarter of fiscal 2003 and the shift in subsystems from commercial products to defense products. Cost of sales in the second quarter of fiscal 2003 included approximately $100,000 in termination costs due to a reduction in headcount in order to adjust our expenses to the current business conditions. The annual savings from the reduction in headcount is expected to be approximately $2.3 million and will begin in the third quarter of fiscal 2003. We do not expect further significant improvement in gross margin over the current run rate of approximately 25% until sales volumes increase because of fixed costs related to our fabrication facility. In fact, we expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

         Research and development expenses were $5.4 million, or 18% of net sales, in the first six months of fiscal 2003 compared to $4.6 million, or 16% of net sales, in the first six months of fiscal 2002, an increase of 17%. Research and development expenses increased due to headcount increases over the last year related to new product development. The expenses for the second quarter of fiscal 2003 included approximately $140,000 of termination costs related to our effort to more closely align our technical skills with our current product focus. The annual savings from the reduction in headcount is expected to be approximately $400,000 and will begin in the third quarter of fiscal 2003. We expect research and development expenses to increase by approximately $700,000 in future quarters as a result of our acquisition of Tavanza.

         Selling, general and administrative expenses were $4.9 million, or 16% of net sales, in the first six months of fiscal 2003 compared to $5.1 million, or 18% of net sales, in the first six months of fiscal 2002. We expect an increase in our selling expenses for the new office in Korea that we established to expand our customer base.

         During the second quarter of fiscal 2003, we received an unsolicited offer from Anaren Microwave, Inc. for all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders. Expenses for legal and investment advisors of $500,000 have been incurred to defend against the Anaren proposal and have been reported in operating income under the caption “Costs related to hostile takeover proposal.” We anticipate that we will incur additional expenses of at least $560,000 over the next three quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact our business.

         The $69,000 fixed asset impairment charge was included in the first quarter of fiscal 2002 and was the result of further impairment with respect to certain capital assets used in the commercial subsystem production area, which were initially written down in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless infrastructure market. We reassessed and lowered our estimates of the fair market value of these assets during the first quarter of fiscal 2002 based on the current resale market for this type of equipment.

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

         Interest income and other, net was $920,000 in the first six months of fiscal 2003 compared to $2.3 million in the first six months of fiscal 2002. The decrease in interest income and other, net, was primarily due to lower interest rates.

Acquisition of Tavanza, Inc.

         On October 29, 2002, we acquired Tavanza, Inc. (“Tavanza”) for $3.3 million in cash plus assumed liabilities and related acquisition costs. Tavanza was a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. We believe Tavanza’s innovative technology will enable us to respond more quickly to the growing demand for high performance, power efficient, small volume, cost effective power amplifiers for handsets and WLAN products by getting products to market faster. An analysis of purchase price allocation will be completed in the third quarter of fiscal 2003. We expect research and development expenses to increase by approximately $700,000 in future quarters as a result of our acquisition of Tavanza.

Liquidity and Capital Resources

         We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of September 30, 2002, we had $10.1 million in cash and cash equivalents, $93.0 million in short-term investments and $105.5 million in working capital.

         Net cash provided by operating activities was $8.6 million in the first six months of fiscal 2003 and was due mainly to a decrease in accounts receivable and inventory and an increase in accounts payable and other current liabilities. Net cash used by operating activities was $5.0 million in the first six months of fiscal 2002 and was due mainly to decreases in accounts payable and other current liabilities.

         Net cash used by investing activities was $5.6 million in the first six months of fiscal 2003 and was the result of the purchase of short-term investments of approximately $58.0 million offset with proceeds from the sale and maturities of short-term investments of approximately $55.6 million, the investment in a handset design company of approximately $2.0 million and the purchase of property and equipment of approximately $1.2 million. Net cash provided by investing activities was $29.2 million in the first six months of fiscal 2002 and was the result of the purchase of short-term investments of approximately $86.0 million offset with proceeds from the sale and maturities of short-term investments of approximately $118.5 million and the purchase of property and equipment of approximately $3.3 million.

         Net cash used by financing activities was $965,000 in the first six months of fiscal 2003 and was due to principal payments on long-term debt of approximately $1.1 million and payments on capital leases of approximately $305,000 offset by proceeds from the exercise of employee stock options and employee stock purchase plan of approximately $471,000. Net cash provided by financing activities was approximately $3.6 million in the first six months of fiscal 2002 and was the result of borrowings on long-term debt of approximately $3.7 million and proceeds from the exercise of employee stock options and employee stock purchase plan of approximately $1.0 million offset by principal payments on long-term debt of approximately $732,000 and payments on capital leases of approximately $360,000.

         As of September 30, 2002, we had $500,000 in outstanding letters of credit, which are secured by certificates of deposits.

         Given our cash position, we currently do not have a line of credit. As of September 30, 2002, we had no borrowings outstanding against our former term loans. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of September 30, 2002 we were in compliance with all covenants.

         We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

         We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling approximately $1.6 million at September 30, 2002. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee leaves us, the principal outstanding will be due and payable within 90 days.

         We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations (in thousands):

	Fiscal Year Ended September 30,

	Total	2003	2004	2005	2006	2007

Contractual Obligations
Long-term debt obligations	$6,549	$1,442	$2,883	$1,922	$302	—

Capital lease obligations	1,896	338	720	559	279	—

Operating lease obligations	9,664	2,580	3,815	2,516	719	34

Open purchase order commitments	2,918	2,918	—	—	—	—

Total	$21,027	$7,278	$7,418	$4,997	$1,300	$34

RISKS, TRENDS AND UNCERTAINTIES

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

         We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed. For the first six months of fiscal 2003, sales to our top ten customers accounted for approximately 83% of our net sales, with Motorola making up approximately 56% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. Motorola accounted for approximately 41% of our backlog at September 30, 2002.

         We have been a sole source supplier of power amplifier modules to Motorola for its 120v handset platform. However, Motorola is currently transitioning to new platforms, and it recently selected a sole source supplier other than us for one of its new platforms. Although we will continue to be the sole source for power amplifier modules for Motorola’s 120v platform, we expect such sales to decline as Motorola transitions to its new platforms later this calendar year. We expect that the effects of Motorola’s decision will begin to be felt in the third quarter of fiscal 2003, and expect that the effect on our revenues will be more significant beginning in the fourth quarter of fiscal 2003. Although we intend to compete for Motorola’s business in the future, there can be no assurance that we will be successful. If we are unable to sell our products to Motorola, our revenues may decline and our business will be harmed.

Our operating results have fluctuated significantly in the past, and we expect these fluctuations to continue. If our results are worse than expected, our stock price could fall.

         Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

•	the timing, cancellation or delay of customer orders or shipments, particularly from our largest customer;
•	the mix of products that we sell;
•	our ability to secure manufacturing capacity and effectively utilize the capacity;
•	the availability and cost of components;
•	GaAs semiconductor component and GaAs-based subsystem failures and associated support costs;
•	variations in our manufacturing yields related to our GaAs semiconductor components;
•	the timing of our introduction of new products and the introduction of new products by our competitors;
•	fluctuating demand from our defense customers;
•	market acceptance of our products;
•	variations in average selling prices of our products; and
•	changes in our inventory levels.

         Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the third quarter of fiscal 2002, a number of our semiconductor customers delayed shipment of their orders, and our sales were negatively impacted. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

         Due to fluctuations in our net sales and operating expenses, we believe that period to period comparisons of our results of operations are not good indications of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could decline.

Any acquisitions we make could disrupt our business and harm our financial condition.

         In October 2002, we acquired Tavanza, Inc., and we may make investments in or acquire complementary companies, products or technologies. These acquisitions involve numerous risks, including problems combining or integrating the purchased operations, technologies or products; unanticipated costs; diversion of management’s attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the acquired organizations. In addition, in the event of any such investments or acquisitions, we could issue stock that would dilute our current shareholders’ percentage ownership, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets, or incur large and immediate write-offs. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Because many of our expenses are fixed in the near term, our earnings will decline if we do not meet our projected sales.

         Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. In the third quarter of fiscal 2002, we wrote down fixed assets in response to the decline in the wireless infrastructure and mobile handset markets. If future demand does not increase or if our net sales decline further, our results will continue to suffer. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

We are exposed to general economic and market conditions.

         Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. Additionally, industry forecast of sales of handsets for calendar 2002 have been further reduced a number of times over the last several months. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

We expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

         In each of the markets where we compete, average sales prices of established products have been significantly declining, and we anticipate that prices will continue to decline and negatively impact our gross profit margins. There is currently over capacity in the markets we serve, which could lead to additional pricing pressure as our competitors seek to improve their asset utilization. Accordingly, to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be seriously harmed.

Our backlog may not result in sales.

         Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of September 30, 2002, our backlog was approximately $22 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

         For example, in the fourth quarter of fiscal 2001, some of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand. As the capital markets rapidly softened in late 2000, a number of the providers of voice and data services were unable to secure necessary capital and in some cases, filed for Chapter 11 bankruptcy protection. Our customers, the equipment suppliers to these service providers, responded by first delaying and then canceling orders associated with this market. This trend has continued to a lesser extent in fiscal 2002.

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

         A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer’s product, our sales volumes depend upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks. Additionally, industry forecasts of sales of handsets for calendar 2002 have been further reduced a number of times over the last several months, and we do not expect strong recovery in the handset market in calendar 2002.

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

         During the first six months of fiscal 2003, sales to international customers accounted for 71% of our net sales. During fiscal 2002, sales to international customers accounted for 31% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At September 30, 2002, our investment portfolio comprised approximately $8.4 million in money market funds and certificate of deposits and $92.5 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2002 levels, the fair value of our portfolio would decline by approximately $218,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

         Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)	Changes in internal controls.

         Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II OTHER INFORMATION

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s Annual Meeting of Shareholders was held on August 2, 2002. The results of the voting were as follows:

Proposal 1:	Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld

Tamer Husseini	8,057,899	2,800,787

Robert J. Gallagher	9,509,535	1,349,151

Thomas W. Hubbs	9,509,335	1,349,351

William D. Rasdal	9,510,035	1,348,651

Charles P. Waite	9,576,675	1,282,011

Proposal 2:	Ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2003.

Votes For:	10,081,482

Votes Against:	766,704

Votes Abstaining:	10,500

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

         A Form 8-K was filed with the U.S. Securities and Exchange Commission on July 29, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: November 13, 2002	/s/ MARGARET E. SMITH Margaret E. Smith, Vice President, Chief Financial Officer and Assistant Secretary

CERTIFICATIONS

I, Tamer Husseini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Celeritek, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Tamer Husseini Tamer Husseini Chief Executive Officer

I, Margaret E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Celeritek, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Margaret E. Smith Margaret E. Smith Vice President, Chief Financial Officer

Exhibit Index

Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer