Form 10-Q
period 2002-12-31
CELERITEK INC/CA
filed 2003-02-10
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all repequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common Stock, No Par Value: 12,340,644 shares as of January 31, 2003

CELERITEK, INC.

-i-

PART I     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2002	2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$20,354	$8,096
Short-term investments	79,365	90,597
Accounts receivable, net	3,397	10,001
Inventories	5,727	9,372
Prepaid expenses and other current assets	3,137	3,671

Total current assets	111,980	121,737
Property and equipment, net	11,966	14,839
Intangible assets	1,060	—
Other assets	5,010	3,112

Total assets	$130,016	$139,688

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,143	$4,583
Accrued payroll	1,309	1,505
Accrued liabilities	5,165	3,098
Current portion of long-term debt	2,483	2,312
Current obligations under capital leases	587	669

Total current liabilities	15,687	12,167
Long-term debt, less current portion	2,786	4,675
Non-current obligations under capital leases	981	1,340
Shareholders’ equity (12,301,259 common and no preferred shares outstanding)	110,562	121,506

Total liabilities and shareholders’ equity	$130,016	$139,688

Note:	The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$10,523	$14,680	$41,348	$43,823
Cost of goods sold	8,601	11,811	31,591	41,306

Gross profit	1,922	2,869	9,757	2,517
Operating expenses:
Research and development	2,530	2,279	7,973	6,853
Selling, general and administrative	2,267	2,281	7,184	7,425
Special charges	2,783	10,891	2,783	10,960
In-process research and development	4,414	—	4,414	—
Costs related to Anaren proposal	221	—	721	—
Intangible asset amortization	86	—	86	—

Total operating expenses	12,301	15,451	23,161	25,238
Loss from operations	(10,379)	(12,582)	(13,404)	(22,721)
Impairment of strategic investment	—	—	(330)	—
Interest income and other, net	329	663	1,249	2,951

Net loss	$(10,050)	$(11,919)	$(12,485)	$(19,770)

Basic and diluted loss per share	$(0.82)	$(0.99)	$(1.02)	$(1.64)

Weighted average common shares outstanding - basic and diluted	12,301	12,097	12,271	12,043

See accompanying notes.

2 --

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	December 31,	December 31,
	2002	2001

Operating activities
Net loss	$(12,485)	$(19,770)
Adjustment to reconcile net loss to net cash provided (used) in operating activities:
Depreciation, amortization and other	6,202	15,000
Changes in operating assets and liabilities	13,319	4,096

Net cash provided (used) in operating activities	7,036	(674)
Investing activities
Purchase of property and equipment	(2,312)	(6,017)
Sale of property and equipment	6	4
Purchases of short-term investments	(108,290)	(131,463)
Purchases of strategic investments	(1,992)	(512)
Maturities and sale of short-term investments	119,598	145,343

Net cash provided by investing activities	7,010	7,355
Financing activities
Payments on long-term debt	(1,718)	(1,241)
Borrowings on long-term debt	—	3,708
Payments on obligations under capital leases	(541)	(509)
Proceeds from issuance of common stock	471	1,047

Net cash (used) provided by financing activities	(1,788)	3,005
Increase in cash and cash equivalents	12,258	9,686
Cash and cash equivalents at beginning of period	8,096	3,515

Cash and cash equivalents at end of period	$20,354	$13,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$75	$27
Interest	560	484
Capital lease obligations incurred to acquire equipment	100	150

See accompanying notes.

3 --

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2002

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

The Company’s reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2003 and fiscal 2002 ended December 29, 2002 and December 30, 2001, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

2.	Inventories

The components of inventory consist of the following:

	December 31,	March 31,
	2002	2002

	(In thousands)
Raw materials	$777	$2,346
Work-in-process	4,950	7,026

	$5,727	$9,372

3.	Loss per share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

4 --

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Basic and Diluted

Net loss	$(10,050)	$(11,919)	$(12,485)	$(19,770)

Weighted common shares outstanding	12,301	12,097	12,271	12,043

Basic and diluted loss per common share	$(0.82)	$(0.99)	$(1.02)	$(1.64)

4.	Comprehensive loss

The components of comprehensive loss for the three and nine month periods ended December 31, 2002 and 2001 are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(10,050)	$(11,919)	$(12,485)	$(19,770)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	32	(117)	70	(372)

Other comprehensive income (loss)	32	(117)	70	(372)

Comprehensive loss	$(10,018)	$(12,036)	$(12,415)	$(20,142)

5.	Strategic investments

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

5 --

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of December 31, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

In December 2002, the Company made a loan of $0.5 million to the handset design company. The loan carries interest at the market rate and has a six-month term. In the event of default, common stock equivalent to the value of the loan would serve as collateral.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest. The Company has accounted for this investment using the cost basis in all reported periods.

During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company recorded impairment charges of approximately $1.7 million and $0.3 million, respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The Company reviewed the investment as of December 31, 2002 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

6.	Costs related to Anaren proposal

During the second quarter of fiscal 2003, the Company received an unsolicited offer from Anaren Microwave Inc. for all of the outstanding shares of the Company’s common stock. The Board of Directors voted unanimously to reject the offer as not in the best interests of the Company’s shareholders. Expenses for legal and investment advisors of $0.7 million for the nine months ended December 31, 2002 have been incurred relating to the Anaren proposal and have been reported in operating income under the caption “Costs related to Anaren proposal.” The Company anticipates that it will incur additional expenses of at least $0.4 million over the next two quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact the Company’s business.

6 --

7.	Asset Acquisition

On October 29, 2002, the Company acquired the assets of Tavanza, Inc. (“Tavanza”) a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. The total purchase price of $6.1 million consists of the following (in thousands):

Cash	$3,568
Liabilities assumed	1,493
Fair value of assumed options	1,000
Acquisition legal and accounting costs	79

Total purchase price	$6,140

At the acquisition date, Tavanza did not meet the criteria to be considered a business as defined by EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, and the guidance used by SFAS 141, “Business Combinations”, to determine whether an asset or group of assets is considered a business. Because Tavanza did not meet the criteria to be considered a business, the Company accounted for this transaction as an acquisition of assets. Accordingly, the Company allocated the acquisition purchase price to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Since the transaction was not accounted for as a business combination, no goodwill was recognized. Excess purchase price over the already allocated fair value of assets acquired was allocated on a pro rata basis to the intangible assets. The fair value assigned to intangible assets acquired was determined through established valuation techniques. These valuation techniques included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to the Company’s cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, purchased intangible assets with definite useful lives are being amortized over that useful life beginning in the third quarter of fiscal 2003. The Company has no intangible assets with indefinite useful lives.

The following is a summary of the purchase price allocation (in thousands):

Tangible assets less liabilities assumed	$580
Patent applications	233
Assembled workforce	913
In-process research and development	4,414

Total purchase price	$6,140

7 --

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2002

		Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Carrying Amount

Patent application	4 years	$233	$(10)	$223
Assembled workforce	2 years	913	(76)	837

		$1,146	$(86)	$1,060

9.	Special Charges

The $2.8 million of special charges recorded in the third quarter of fiscal 2003 were due to Motorola’s transition from the model 120v handset platform on which the Company was the sole source for power amplifier modules, to new handset platforms, for which the Company is not a supplier of power amplifier modules. As a result of this decrease in revenue and operations, the Company closed its office in Lincoln, UK and restructured various operations in the United States. The $2.8 million of special charges is made up of both operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to an operating lease impairment, which was the result of the equipment covered by operating leases no longer having economic value to the Company. Another $1.1 million of the $2.8 million total charge is due to the write off of the Lincoln, UK fixed assets. The Lincoln, UK building, which is owned by the Company, was reclassified to prepaid and other current assets as a current asset for resale. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges in the United States and in the Lincoln, UK office. The total number of employees to be terminated according to the restructuring plan is 44. Pursuant to the plan, 40 employees were terminated prior to December 31, 2002 and 4 employees were terminated subsequent to December 31, 2002.

8 --

The following table summarizes the Company’s special charges activity as follows (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Q3 FY03 Special Charges	$350	$1,107	$1,326	$2,783
Cash Paid	(136)	—	—	(136)
Non-cash adjustments and reconciliations	—	(1,107)	—	(1,107)

Accrual balances, December 31, 2002	$214	$—	$1,326	$1,540

In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, the Company evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, the Company recorded an impairment charge of $11.0 million in the first nine months of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand the Company’s wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

The remaining $0.5 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. The Company reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly. The Company reviewed these capital assets as of December 31, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of these capital assets was impaired.

9 --

10.	Product Warranty

The Company warrants its products against defects in design, materials, and workmanship, generally for one year from the date of shipment for all of its products. The actual term could vary depending on the specific customers. A provision for estimated future costs relating to warranty expense is recorded when revenue is recorded and is included in cost of goods sold. Should actual experience in any period differ significantly from the Company’s estimates, its future results of operations could be materially affected.

Changes in the Company’s product liability during the three months and nine months ended December 31, 2002 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Beginning reserve balance	$501	$500	$500	$502
Warranties issued	63	91	305	512
Charges incurred	(64)	(90)	(305)	(513)

Ending reserve balance	$500	$501	$500	$501

11.	Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company recorded intangible assets with finite useful lives during the third quarter of fiscal 2003 as a result of the purchase of Tavanza, Inc.’s assets. Amortization of the intangible assets is recorded in operating expenses based on their useful lives. The Company has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This statement became effective for the Company’s 2003 fiscal year beginning April 1, 2002.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or

10 --

disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt this statement as of the fourth quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company adopted the disclosure requirement of FIN 45 in the quarter ended December 31, 2002. See Note 10, Product Warranty. FIN 45 will be adopted prospectively by the Company in the quarter ended March 31, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward looking statements in this report include, but are not limited to, those regarding: being the sole source supplier to Motorola for the model 120v platform; the effects of Motorola’s decision on our future revenues; the handset market during this fiscal year; sales of our infrastructure products; our gross margins; research and development and selling, general and administrative expenses; expenses related to Anaren Microwave; selling our Lincoln, UK building; the number of employees expected to be terminated; our belief that we will save $4.0 million in cash annually due to our restructuring; and our belief that our cash and borrowings from equipment financing should be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

11 --

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

     Long-lived assets and Strategic Investments. We regularly review our long-lived assets and strategic investments for indicators of impairment and assess the carrying value of the assets against market values. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment is made.

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

12 --

     Intangible Assets. We record intangible assets at fair value. Intangible assets with finite useful lives are amortized over their estimated useful life and amortization expense is classified as part of operating expenses. To date we have only intangible assets with finite useful lives. We regularly perform reviews to determine if the carrying values of our intangible assets are impaired. We look for facts, circumstances, either internal or external, that indicate we may not recover the carrying value of the asset. We record impairment losses based on the amount by which the carrying amounts of such assets exceed their fair values.

Result of Operations – Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002:

     Total net sales were $10.5 million for the third quarter of fiscal 2003 compared to $14.7 million for the third quarter of fiscal 2002, a decrease of 29%.

     Semiconductor sales were $5.5 million in the third quarter of fiscal 2003, compared to $6.5 million in the third quarter of fiscal 2002, a decrease of 15%. Semiconductor sales decreased because Motorola, which is our largest customer, is in the process of transitioning from the model 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms for which we will not be supplying modules. Although we continue to be the sole source for power amplifier modules included in Motorola’s model 120v platform, sales have declined because Motorola began transitioning to its new platforms during the third quarter of fiscal 2003. We expect that the effects of Motorola’s platform transition on our revenues will be more significant in the fourth quarter of fiscal 2003.

     In addition to the foregoing, visibility of customer demand for power amplifier modules continues to be limited. We do not expect a strong recovery in the handset market in this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variation in revenues in sequential quarters.

     Subsystem sales in the third quarter of fiscal 2003 were $5.0 million compared to $8.2 million in the third quarter of fiscal 2002, a decrease of 39%. Sales of subsystems products to defense customers decreased 16% to $4.9 million in the third quarter of fiscal 2003 from $5.8 million in the third quarter of fiscal 2002, and sales of subsystem products to commercial customers decreased 95% to $0.1 million in the third quarter of fiscal 2003 compared to $2.4 million in the third quarter of fiscal 2002. The decrease in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates from quarter to quarter. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for commercial infrastructure products.

     Gross margin was 18% of net sales in the third quarter of fiscal 2003 compared to 20% of net sales in the third quarter of fiscal 2002. The decrease in gross margin was primarily due to decreased semiconductor sales volume. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility. In fact, we expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

     Research and development expenses were $2.5 million, or 24% of net sales, in the third quarter of fiscal 2003 compared to $2.3 million, or 16% of net sales, in the third quarter of fiscal 2002, an increase of 9%. Research and development expenses increased due to our acquisition of Tavanza assets, which included an assembled workforce, and our increased focus on defense research and development. We expect research and development expenses to remain fairly consistent because of cost reduction strategies undertaken that have offset the addition of research and development expenses from the acquisition of Tavanza assets. A significant part of our research and development efforts are focused on developing semiconductor products

13 --

for the market in South Korea. If we are not successful in introducing products and increasing our market share in South Korea, our revenues and financial condition will be negatively impacted.

     Selling, general and administrative expenses were $2.3 million in the third quarters of both fiscal 2003 and 2002, which is 22% of net sales in the third quarter of fiscal 2003 and 16% of net sales in the third quarter of fiscal 2002. Absent any additional expenses relating to Anaren, we expect selling, general and administrative expenses to remain fairly consistent because of cost reduction strategies we have undertaken in past quarters.

     The $2.8 million of special charges recorded in the third quarter of fiscal 2003 were due to Motorola’s decision to transition from the model 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms, for which we will not be supplying power amplifier modules. As a result of this decrease in revenue and operations, we closed our office in Lincoln, UK and restructured various operations in the United States. The $2.8 million of special charges is made up of both operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to an operating lease impairment, which was the result of the equipment covered by operating leases no longer having economic value to us. Another $1.1 million of the $2.8 million total charge is due to the write off of the Lincoln, UK fixed assets. The Lincoln, UK building, which is owned by us, was reclassified to prepaid and other current assets as a current asset for resale. We expect to be able to sell the building in the next twelve months. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges in the United States and in the Lincoln, UK office. The total number of employees to be terminated according to the restructuring plan is 44. Pursuant to the plan, 40 employees were terminated prior to December 31, 2002 and 4 employees were terminated subsequent to December 31, 2002.

     As a result of the restructuring activities taken in the third quarter of fiscal 2003, we expect to experience cash savings of approximately $4.0 million annually.

     The following table summarizes our special charges activity as follows (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Q3 FY03 Special Charges	$350	$1,107	$1,326	$2,783
Cash Paid	(136)	—	—	(136)
Non-cash adjustments and reconciliations	—	(1,107)	—	(1,107)

Accrual balances, December 31, 2002	$214	$—	$1,326	$1,540

     The $10.9 million special charge during the third quarter of fiscal 2002 was a capital asset impairment incurred in response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002. We evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $10.9 million in the third quarter of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a

14 --

result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

     The remaining $0.4 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly. We reviewed these capital assets as of December 31, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of these capital assets was impaired.

     Subsequent to our earnings release on January 16, 2003, we adjusted the total Tavanza purchase price based on a correction to the number of options assumed at the time of the acquisition. The net effect of this change resulted in a net loss of $10.0 million in the third quarter of fiscal 2003 compared to a net loss of $10.2 million previously reported. The $0.2 million reduction in the purchase price effected intangible assets and in-process research and development.

     In-process research and development expenses were $4.4 million in the third quarter of fiscal 2003. In-process research and development expenses were incurred as a result of our purchase of Tavanza’s assets. The $4.4 million of the purchase price represented purchased in-process research and development, which at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore charged to operations. The valuation of in-process research and development included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     During the second quarter of fiscal 2003, we received an unsolicited offer from Anaren Microwave Inc. for all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders. We have incurred expenses for legal and investment advisors of $0.2 million for the three months ended December 31, 2002 relating to the Anaren proposal, which have been reported in operating income under the caption “Costs related to Anaren proposal.” We anticipate that we will incur additional expenses of at least $0.4 million over the next two quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact our business.

     Amortization of intangibles was $0.09 million during the third quarter of fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003.

     Interest income and other, net was $0.3 million in the third quarter of fiscal 2003 compared to $0.7 million in the third quarter of fiscal 2002. The decrease in interest income and other, net, was primarily due to lower interest rates.

15 --

Result of Operations – First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002:

     Total net sales were $41.3 million for the first nine months of fiscal 2003 compared to $43.8 million for the first nine months of fiscal 2002, a decrease of 6%.

     Semiconductor sales were $26.3 million in the first nine months of fiscal 2003 compared to $23.7 million in the first nine months of fiscal 2002, an increase of 11%. Semiconductor sales increased due to increased volume shipments of power amplifier modules in the first two quarters of fiscal 2003.

     Motorola, which is our largest customer, is in the process of transitioning from the model 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms for which we will not be supplying modules. Although we continue to be the sole source for power amplifier modules included in Motorola’s model 120v platform, sales have declined because Motorola began transitioning to its new platforms during the third quarter of fiscal 2003. We expect that the effects of Motorola’s platform transition on our revenues will be more significant in the fourth quarter of fiscal 2003.

     In addition, visibility of customer demand for power amplifier modules continues to be limited. We do not expect a strong recovery in the handset market this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variations in revenues in sequential quarters. The increase in semiconductor sales for the nine months of fiscal 2003 is not indicative of future revenue levels.

     Subsystem sales in the first nine months of fiscal 2003 were $15.0 million compared to $20.1 million in the first nine months of fiscal 2002, a decrease of 25%. Sales of subsystem products to defense customers decreased 3% to $14.1 million in the first nine months of fiscal 2003 from $14.6 million in the first nine months of fiscal 2002, and sales of subsystem products to commercial customers decreased 85% to $0.9 million in the first nine months of fiscal 2003 compared to $5.5 million in the first nine months of fiscal 2002. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for commercial infrastructure products.

     Gross margin was 24% of net sales in the first nine months of fiscal 2003 compared to 6% of net sales in the first nine months of fiscal 2002. The increase in gross margin was primarily due to improved yields in the semiconductor products and increased utilization of our manufacturing facility. To a lesser extent, the improvement was due to greater inventory write-downs in the second quarter of last fiscal year when compared to the first nine months of fiscal 2003 and the shift in subsystems from commercial products to defense products, which tended to have higher margins. We do not expect to maintain the gross margin at the current nine month run rate of approximately 24% because we expect sales volumes to decrease in the next few quarters and we have significant fixed costs related to our fabrication facility. In fact, we expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer.

     Research and development expenses were $8.0 million, or 19% of net sales, in the first nine months of fiscal 2003 compared to $6.9 million, or 16% of net sales, in the first nine months of fiscal 2002, an increase of 16%. Research and development expenses increased due to our acquisition of Tavanza’s assets, which included an assembled workforce, and additional investments in semiconductor products. We expect research and development expenses to remain fairly consistent because cost reduction strategies have offset the increased research and development expenses as a result of purchasing Tavanza’s assets. A significant part of our research and development efforts are focused on developing semiconductor products for the market in South Korea. If we are not successful in introducing products and increasing our market share in South Korea, our revenues and financial condition will be negatively impacted.

16 --

     Selling, general and administrative expenses were $7.2 million, or 17% of net sales, in the first nine months of fiscal 2003 compared to $7.4 million, or 17% of net sales, in the first nine months of fiscal 2002, a decrease of 3%. Absent any additional expenses relating to Anaren, we expect selling, general and administrative expenses to remain fairly consistent because of cost reduction strategies we have undertaken in past quarters.

     The $2.8 million of special charges recorded in the third quarter of fiscal 2003 were due to Motorola’s decision to transition from the model 120v handset platform on which we are the sole source for power amplifier modules, to new handset platforms, for which we will not be a supplier of power amplifier modules. As a result of this decrease in revenue and operations, we closed our office in Lincoln, UK and restructured various operations in the United States. The $2.8 million of special charges is made up of both operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to an operating lease impairment, which was the result of the equipment covered by operating leases no longer having economic value to us. Another $1.1 million of the $2.8 million total charge is due to the write off of the Lincoln, UK fixed assets. The Lincoln, UK building, which is owned by us, was reclassified to prepaid and other current assets as a current asset for resale. We expect to be able to sell the building in the next twelve months. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges in the United States and in the Lincoln, UK office. The total number of employees to be terminated according to the restructuring plan is 44. Pursuant to the plan, 40 employees were terminated prior to December 31, 2002 and 4 employees were terminated subsequent to December 31, 2002.

     As a result of the restructuring activities taken in the third quarter of fiscal 2003, we expect to experience cash savings of approximately $4.0 million annually.

     The special charge of $11.0 million in the first nine months of fiscal 2002 was a capital asset impairment incurred in response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $11.0 million in the first nine months of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

     The remaining $0.5 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly. We reviewed these capital assets as of December 31, 2002 and determined no indicators of impairment were present that would indicate the current carrying value of these capital assets was impaired.

     Subsequent to our earnings release on January 16, 2003, we adjusted the total Tavanza purchase price based on a correction to the number of options assumed at the time of the acquisition. The net effect of this change resulted in a net loss of $12.5 million in the first nine months of fiscal 2003 compared to a net loss of $12.6 million previously reported. The $0.2 million reduction in the purchase price effected intangible assets and in-process research and development.

17 --

     In-process research and development expenses were $4.4 million in the first nine months of fiscal 2003. In-process research and development expenses were incurred as a result of our purchase of Tavanza’s assets. The $4.4 million of the purchase price represented purchased in-process research and development, which, at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore charged to operations. The valuation of in-process research and development included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     During the second quarter of fiscal 2003, we received an unsolicited offer from Anaren Microwave Inc. for all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders. We have incurred expenses for legal and investment advisors of $0.7 million for the nine months ended December 31, 2002 relating to the Anaren proposal, which have been reported in operating income under the caption “Costs related to Anaren proposal.” We anticipate that we will incur additional expenses of at least $0.4 million over the next two quarters related to the Anaren proposal for legal and investment advisors. However, expenses related to the Anaren proposal could be significantly greater than expected, which could negatively impact our business.

     Amortization of intangibles was $0.09 million during the first nine months of fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003.

     The $0.3 million impairment of strategic investment included in the first nine months of fiscal 2003 was the result of a further impairment of our investment in a Taiwanese GaAs foundry. During the fourth quarter of fiscal 2002, we recorded an impairment charge of approximately $1.7 million related to our cost basis strategic investment in the Taiwanese foundry. During the fourth quarter of fiscal 2002, we reviewed updated financial statements and projections from the foundry. Significant decreases in actual and expected revenues, net income and cash balances were observed as compared with the original projections. In addition, the foundry had no current customers. With this backdrop, combined with the downturn in the semiconductor industry and our excess semiconductor capacity, we determined there was a decline in the value of the foundry that was other than temporary. The additional impairment charge of $0.3 million included in the first nine months of fiscal 2003 results was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002. We reviewed this strategic investment as of December 31, 2002, and determined no indicators of impairment were present that would indicate the current carrying value of this strategic investment was impaired.

     Interest income and other, net was $1.2 million in the first nine months of fiscal 2003 compared to $3.0 million in the first nine months of fiscal 2002. The decrease in interest income and other, net, was primarily due to lower interest rates.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of December 31, 2002, we had $20.4 million in cash and cash equivalents, $79.4 million in short-term investments and $96.3 million in working capital.

18 --

     Net cash provided by operating activities was $7.0 million in the first nine months of fiscal 2003 and was due mainly to a decrease in accounts receivable and inventory and an increase in accounts payable and other current liabilities. Net cash used by operating activities was $0.7 million in the first nine months of fiscal 2002 and was due mainly to decreases in accounts payable and other current liabilities. Although we have generated cash from operations in the first nine months of fiscal 2003, we do not expect this trend to continue.

     Net cash provided by investing activities was $7.0 million in the first nine months of fiscal 2003 and was due to proceeds from the sale and maturities of short-term investments of approximately $119.6 million offset by the purchase of short term investments of $108.3 million, the purchase of property, plant and equipment of $2.3 million and the purchase of strategic investments of $2.0 million. Net cash provided by investing activities was $7.4 million in the first nine months of fiscal 2002 and was due to the proceeds from the sale and maturities of short-term investments of approximately $145.4 million offset by the purchase of short term investments of $131.5 million, the purchase of property and equipment of approximately $6.0 million and the strategic investment of $0.5 million.

     Net cash used by financing activities was $1.8 million in the first nine months of fiscal 2003 and was due to principal payments on long-term debt of approximately $1.7 million and payments on capital leases of approximately $0.6 million offset by proceeds from the exercise of employee stock options and employee stock purchase plan of approximately $0.5 million. Net cash provided by financing activities was approximately $3.0 million in the first nine months of fiscal 2002 and was the result of borrowings on long-term debt of approximately $3.7 million and proceeds from the exercise of employee stock options and employee stock purchase plan of approximately $1.0 million offset by principal payments on long-term debt of approximately $1.2 million and payments on capital leases of approximately $0.5 million.

     As of December 31, 2002, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits.

     Given our cash position, we currently do not have a line of credit. As of December 31, 2002, we had no borrowings outstanding against our former term loans. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of December 31, 2002 we were in compliance with all covenants.

     We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling approximately $1.5 million at December 31, 2002. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of December 31, 2002 (in thousands):

19 --

	Fiscal Year

	Total	2003	2004	2005	2006	2007

Contractual Obligations
Long-term debt obligations	$5,829	$721	$2,884	$1,922	$302	—
Capital lease obligations	1,865	240	787	559	279	—
Operating lease obligations	8,900	1,816	3,815	2,516	719	34
Open purchase order commitments	2,381	2,381	—	—	—	—

Total	$18,975	$5,158	$7,486	$4,997	$1,300	$34

     The table includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 income statement.

RISKS, TRENDS AND UNCERTAINTIES

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

     We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future. If we lose a major customer or if anticipated sales to a major customer do not materialize, our operating results and business would be harmed. For the first nine months of fiscal 2003, sales to our top ten customers accounted for approximately 78% of our net sales, with Motorola making up approximately 47% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. Motorola accounted for approximately 25% of our backlog at December 31, 2002.

     We have been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola is currently transitioning to new platforms, and it recently selected a sole source supplier other than us for its new platforms. Although we continue to be the sole source for power amplifier modules for Motorola’s model 120v platform, third quarter fiscal 2003 sales have declined as a result of this transition. We expect that the effect on our revenues will be more significant in the fourth quarter of fiscal 2003. Although we intend to compete for Motorola’s business in the future, there can be no assurance that we will be successful. If we are unable to sell our products to Motorola, our revenues may decline and our business will be harmed.

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

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

20 --

•	the timing, cancellation or delay of customer orders or shipments, particularly from our largest customers;

•	fluctuating demand from our defense customers;

•	the timing of our introduction of new products and the introduction of new products by our competitors;

•	variations in average selling prices of our products;

•	the mix of products that we sell;

•	our ability to secure manufacturing capacity and effectively utilize the capacity;

•	the availability and cost of components;

•	GaAs semiconductor component and GaAs-based subsystem failures and associated support costs;

•	variations in our manufacturing yields related to our GaAs semiconductor components;

•	market acceptance of our products; and

•	changes in our inventory levels.

     Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the third quarter of fiscal 2003, Motorola, our largest customer, began transitioning to new handset platforms for which we were not the selected supplier of power amplifier modules and our sales were negatively impacted. We cannot assure you that we will be able to achieve or maintain quarterly profitability in the future.

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

     In October 2002, we acquired the assets of Tavanza, Inc., and we may make additional investments in or acquire complementary companies, products or technologies. These acquisitions involve numerous risks, including problems combining or integrating the purchased operations, technologies or products; unanticipated costs; diversion of management’s attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the acquired organizations. In addition, in the event of any such investments or acquisitions, we could issue stock that would dilute our current shareholders’ percentage ownership, incur debt, assume liabilities, incur amortization or impairment expenses related to goodwill and other intangible assets, or incur large and immediate write-offs. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Because many of our expenses are fixed in the near term, our earnings will decline if we do not meet our projected sales.

     Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in

21 --

manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. In the third quarter of fiscal 2003, we wrote down fixed assets and operating leases in response to a change in our business plan. If future demand does not increase or if our net sales decline further, our results will continue to suffer. If our net sales projections are inaccurate or we experience declines in demand for our products, we may not be able to reduce many of our costs rapidly, if at all, and our business, operating results and financial condition may be harmed.

We are exposed to general economic and market conditions.

     Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. Additionally, industry forecast of sales of handsets for calendar 2003 continue to show low to moderate growth expectations. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

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

     During the first nine months of fiscal 2003, sales to international customers accounted for 69% of our net sales. During fiscal 2002, sales to international customers accounted for 31% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

22 --

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

     Additionally, all of our circuit assembly and test vendors are located outside of the United States. Consequently, our ability to secure products from these vendors is subject to most of the same risks described in the above paragraphs, including: unexpected changes in regulatory requirements; tariffs and other potential trade barriers and restrictions; reduced protection for intellectual property rights in some countries; fluctuations in foreign currency exchange rates; the burdens of complying with a variety of foreign laws; and general geopolitical risks. In the event that any of our international vendors is unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships (including relationships with major customers) and could harm our business.

Our expected sales to customers in South Korea may be less than anticipated.

     Over the past year, we have increased our focus with respect to sales of our power amplifier modules to customers in South Korea. To that extent, we recently opened a new sales and technical support office in Seoul, South Korea, and we have invested approximately $2.5 million in, and made a loan of $0.5 million to, a South Korean handset design company. However, we are subject to a number of risks and uncertainties with respect to our desire to increase our sales to South Korea customers, and there is no assurance that we will be successful in doing so. These risks include, but are not limited to: the recent political uncertainty with respect to North Korea’s announcements about its nuclear program; competition from South Korean companies; unexpected or changing product specifications by South Korean customers; uncertainties in the development of the South Korean wireless communications networks; unexpected changes in regulatory requirements; and tariffs and other potential trade barriers and restrictions, perhaps as a result of the political situation between the United States and North Korea. If our expected sales do not materialize, our revenues will be less than anticipated, and we may be unable to quickly reduce the costs attendant to our Korean operations. In such a case, our results of operations would be seriously harmed.

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of December 31, 2002, our backlog was approximately $17.0 million. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

23 --

     Of our current backlog, approximately 25% is attributable to orders received from Motorola. If we lose this customer or any other major customer, or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions in the wireless communications markets or further decreases in government defense spending, our business, operating results and financial condition would be harmed.

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

     A significant number of our products are designed to address the specific needs of individual original equipment manufacturer customers. Where our products are designed into an original equipment manufacturer’s product, our sales volumes depend upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets and for wireless subsystem infrastructure equipment. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks. Additionally, industry forecasts of sales of handsets for calendar 2003 continue to show low to moderate growth expectations.

24 --

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

25 --

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

26 --

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

27 --

Our manufacturing capacity and our ability to maintain sales volume is dependent on the successful retention of qualified design, assembly and test personnel and our ability to install critical assembly and test equipment on a timely basis.

     Our ability to satisfy our current backlog and any additional orders we may receive in the future will depend on our ability to successfully retain qualified design engineers, assembly and test personnel. Our design engineers reside at our headquarters in Santa Clara, California and at our design center in the United Kingdom. We contract with third parties located primarily in Asia for many of our assembly and test requirements. Our need to successfully manage and retain these personnel will intensify if in the future our production volumes are required to increase significantly from expected levels. Demand for people with these skills is intense and we cannot assure you that we will be successful in retaining sufficient personnel with these critical skills. Our business has been harmed in the past by our inability to hire and retain people with these critical skills, and we cannot assure you that similar problems will not reoccur. For example, we also lost an order from a major customer in fiscal 2000 due to a shortage we experienced in design engineers.

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

     In December 2000, we invested approximately $2.4 million in a GaAs foundry under construction in Taiwan. We made this investment to secure a portion of the foundry’s capacity for our use. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million against the foundry investment, which was deemed to have an other than temporary decline in value. During the first quarter of fiscal 2003, we recorded an additional impairment of $0.3 million. We regularly review our investments for circumstances of impairment and assess the carrying value of the assets against market value. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges.

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

28 --

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

29 --

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2002, our investment portfolio comprised approximately $19.9 million in money market funds and certificate of deposits and $78.9 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2002 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

30 --

PART II	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

Two Forms 8-K were filed with the U.S. Securities and Exchange Commission on November 12, 2002.

31 --

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: February 10, 2003	/s/ MARGARET E. SMITH

Margaret E. Smith, Vice President, Chief Financial Officer and Assistant Secretary

32 --

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

By:	/s/ TAMER HUSSEINI

Name:	Tamer Husseini

Title:	Chief Executive Officer

33 --

I, Margaret E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Celeritek, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

By:	/s/ MARGARET E. SMITH

Name:	Margaret E. Smith

Title:	Chief Financial Officer

34 --

Exhibit Index

Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

35 --