Form 10-K
period 2003-03-31
CELERITEK INC/CA
filed 2003-06-27
CIK 919583

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
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

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

      The aggregate market value of the outstanding common equity held by non-affiliates of the registrant as of September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56,078,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns more than 5% of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On May 23, 2003, approximately 12,344,819 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended March 31, 2003, are incorporated by reference in Part III of this Form 10-K.

PART I

      The “Business” section and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our expectations about: the implementation of 3G technologies; our intention to use our GaAs and integration expertise to address trends in the wireless communication markets; our ability to design products to address our customers’ needs; our ability to become the leading provider of GaAs semiconductor components and GaAs-based subsystems for the wireless communications and defense markets and our ability to further penetrate our target markets; our strategy of vertical integration of design and manufacturing processes; forming lasting customer relationships; revenue from the wireless infrastructure market in fiscal 2004 and our decision not to pursue business in this market for our subsystem products; future semiconductor revenues; our expectations regarding the lack of recovery in the handset market in the upcoming fiscal year; research and development expenses in fiscal 2004; the competitive advantage resulting from our acquisition of Tavanza; selling our building in Lincoln, United Kingdom; expected cost savings as a result of our restructuring activities; and the sufficiency of our cash resources and borrowings available from our equipment financing sources to meet our liquidity requirements through at least the next twelve months. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause our actual results of operations to differ materially from those contained in the forward-looking statements. Please see the section of this Annual Report entitled “Risk Factors” for a description of the risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

Item 1.     Business

Overview

      Formed as a California corporation in 1984, we design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our semiconductor products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. The focus of our GaAs semiconductor components has been mainly on power amplifier modules for mobile handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft, ground based and ship board radar systems, electronic countermeasures and satellite communications systems.

      The continued slowdown in the overall economy, and more particularly in the telecommunications industry, resulted in a challenging year for us in fiscal 2003. Although sales of semiconductor products for the handset market were strong in the first half of the year, our largest customer, Motorola, chose not to include our semiconductors in the next generation of its handset platforms, which resulted in lower semiconductor revenues in fiscal 2003 as compared to fiscal 2002. In addition, we formerly sold GaAs-based subsystems into both the commercial wireless infrastructure market and the defense market. Due to continued weakness in the telecommunications industry, we no longer supply subsystem products for use in the wireless infrastructure market. Defense revenues from subsystem products were flat in fiscal 2003 as compared to fiscal 2002 because of delayed funding of various defense programs due to the political uncertainties of the past year. As a result of this combination of factors, our revenues declined from $57.1 million in fiscal 2002 to $49.4 million in fiscal 2003 and we incurred a net loss of $17.0 million in fiscal 2003.

      To better align our business with changing market conditions and to increase our addressable market, we have focused our semiconductor product design efforts on standard products for the handset and wireless infrastructure markets. To facilitate the sale of these products, we have supplemented our current sales organization by contracting with Richardson Electronics, Ltd. to distribute our products worldwide. We believe this combination of efforts is necessary for us to increase our market share, increase our revenue levels and return to profitability.

      In October 2002, to accelerate our new product introductions for the handset market, we acquired Tavanza, Inc., a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. The total purchase price was $6.1 million, of which $4.4 million of in-process research and development was charged to earnings in the third quarter of fiscal 2003.

      As a result of the decline in revenues in fiscal 2003, we closed our design center in Lincoln, United Kingdom, and restructured various operations in the United States, resulting in $2.8 million in special charges for operating lease and fixed asset impairments and employee termination charges in the third quarter of fiscal 2003. Our headcount has declined from 281 employees at March 31, 2002 to 221 employees at March 31, 2003.

Industry Background

     Growth in the Wireless Communications Industry

      The wireless communications industry has grown rapidly over the last decade as the result of technological advances, changes in telecommunications regulations and the allocation of radio spectrum. Wireless communications are used by consumers for mobile voice and data. Wireless communication is also an important element of modern networks as service providers are using wireless technology as an effective and less costly means of transmitting voice and data over portions of their networks.

      The wireless communications market is constantly changing, with the advent of new applications such as digital wireless phones, personal communications systems (PCS), handheld navigation products based on the global positioning satellite (GPS) standard, satellite communications and wireless local area networks (WLAN).

      The proliferation of some of these new applications has led to increased communication traffic causing a congestion of the existing assigned frequency bands. Consequently, wireless communications are moving to higher, less congested frequency bands. The advantages of wireless communications systems, as well as the increasing demand for wireless communications at higher frequency, continue to drive worldwide growth in existing systems and continue to drive the emergence of new markets and applications.

     Challenges Facing Mobile Handset Manufacturers

      Consumer demand for smaller handset size, longer battery life and additional services such as data access, has increased the complexity of mobile handsets. The increased functionality of these devices, combined with customer demand for smaller handset size, means that manufacturers of mobile handsets must add more components to existing devices without compromising size and weight. Many manufacturers are seeking to find third party providers that have both semiconductor and systems level expertise to design and supply these solutions. Also, these factors have caused some mobile handset manufacturers to look to higher levels of integration for components. In addition to performance advantages, the integration of these components permits manufacturers to reduce both the parts count and the number of suppliers.

      Handset manufacturers also must adapt to changing wireless technologies. The two primary digital wireless technologies are known as code division multiple access, or CDMA, and time division multiple access, or TDMA, which includes a variation called global system for mobile communications, or GSM. TDMA, including GSM, is currently the most widely used digital wireless technology, although CDMA is the fastest growing technology due primarily to its clearer signal and greater capacity for the transmission of data.

      The next generation of wireless technology, known as third generation technology or 3G, is expected to be based on CDMA technology. 3G technologies are being designed to provide increased capacity, high bandwidth for multimedia applications and global roaming capabilities. The increased capacity and data speeds of 3G networks are expected to permit wireless transmission of integrated voice, video and data traffic. With speeds up to 2 megabits per second, or Mbps, which is 30 times faster then a typical 56 kilobits per second, or Kbps, modem, applications such as broadband wireless access to the Internet and mobile video conferencing are expected to become a reality. We believe service providers should be able to implement this technology with new infrastructure or as an equipment overlay to existing networks. Service providers are expected to begin to upgrade their networks to 3G levels over the next few years, and regulatory agencies in some countries have allocated additional frequency bands for 3G services. To date, however, the market transition to 2.5G and 3G technology has not proceeded as rapidly as the industry expected.

     Wireless Infrastructure Network Buildout

      In recent years service providers have been upgrading their existing networks or developing new networks to take advantage of new wireless technologies as they emerge. Service providers must choose between constructing their networks using traditional wireline infrastructure, wireless infrastructure or a combination of both. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. Many service providers are installing wireless networks because they are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction of traditional wireline networks. Notwithstanding the relatively lower cost of wireless networks, there is still a significant period of investment in network installation before subscriber revenues reach a substantial level. Many service providers have continued to deferred capital expenditures in 2002, upgrading rather than replacing equipment, because of the current depressed state of the telecommunications industry.

GaAs Semiconductor Components Increasingly Address the Requirements of Broadband Wireless Systems

      Manufacturers of mobile handsets and telecommunications systems are increasingly looking to GaAs solutions because of their requirements for efficient power consumption and faster integrated circuits for high bandwidth, high performance communications products. GaAs has inherent physical properties that allow electrons to move several times faster than does silicon. This translates into improved linear efficiency and higher frequency performance. The linearity, or ability to amplify a signal with minimal distortion, and efficiency, a measure of the strength of an amplified signal relative to the amount of power consumed, are criteria that become more challenging to establish in broadband wireless applications. For example, GaAs semiconductor components in mobile handsets used in transmitter applications are more power efficient than silicon based components. This efficiency allows for longer battery life or use of smaller batteries.

     Defense Electronics Market

      Military forces worldwide are dependant on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missile tracking systems through various RF and microwave signal processing techniques. Major missile systems such as the Air-to-Air Missile (AMRAAM), Patriot Ground-to-Air Missile and Theater High Altitude Area Defense (THAAD) also require sophisticated signal processing equipment for targeting and guidance purposes. Amplifiers are key transceiver components that determine many of the basic performance characteristics of a signal processing system. Low noise amplifiers are used to receive low-level signals and increase their level to a usable range. Power amplifiers are used to increase signal level to the required transmission power range. For missile guidance and radar applications, broadband amplifiers capable of receiving a range of frequencies are necessary given that the incoming frequencies are not known in advance.

The Celeritek Solution

      We design and manufacture GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and defense communications systems. Our products are designed to facilitate broadband voice and data transmission in mobile handsets, wireless communications networks and defense applications. We believe our core competencies, as outlined below, enable us to successfully address the existing and emerging opportunities in our target market:

     Extensive Expertise in GaAs Technologies

      We believe our 18 years of experience with GaAs technology enables us to manufacture high performance GaAs semiconductor components and GaAs-based subsystems. Our expertise allows us to deliver high quality products to our customers by incorporating the latest GaAs technology with advanced manufacturing techniques. In particular, we are able to manufacture GaAs semiconductor components that meet the more challenging CDMA linearity requirements, as well as TDMA requirements. This ability stems from our proficiency with different GaAs semiconductor processes, such as metal semiconductor field effect transistor, or MESFET, pseudo-morphic high electron mobility transistor, or pHEMT, and the indium gallium phosphide method of heterojunction bipolar transistor, or InGaP HBT.

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

     Vertically Integrated Manufacturing

      The vertical integration of our design and production process improves our ability to address wireless equipment providers’ quantity and time to market requirements for GaAs semiconductor components and GaAs-based subsystems. We believe our in-house ability to design and manufacture our products in a modular fashion is critical to introduce new products meeting the evolving needs of our customers in a rapid and cost effective manner. We also design our products to be manufactured in high volumes in modular manufacturing lines, which we believe improves our ability to secure volume orders from our customers. In addition, common architectures are used for multiple applications resulting in faster development times and manufacturing efficiencies associated with common material content. We have developed relationships with third party manufacturers throughout our supply chain, in order to improve our ability to increase volume production to meet customers’ needs and optimize the utilization of our in-house capacity.

     Design Expertise

      Our expertise in RF and microwave design allows us to effectively select and integrate appropriate circuit blocks to achieve high-level functionality with cost-effective performance for our customers. This is typically a very difficult problem as bandwidth, or data rate, requirements of these systems increase. We believe our technical advantage stems from selecting appropriate high-level functionality with low parts count and complexity. This advantage translates into reliable, simple and more manufacturable products. In addition to the vertical integration benefits that come from our in-house GaAs fabrication, we also produce our own circuits and components for subsystem applications. These capabilities support higher levels of integration for our products. For example, our design expertise enabled us to develop our semiconductor InGaP HBT power modules for mobile handsets.

Strategy

      Our objective is to become the leading provider of GaAs semiconductor components and GaAs-based subsystems for the wireless communications and defense markets. We target leading OEMs in growing voice and data driven markets and align our technologies and products to address their needs. The following are the key elements of our strategy:

     Leverage our Expertise in Linear Efficient GaAs Technology and Integration

      We intend to continue to use our expertise in GaAs and integration to address emerging trends in wireless communication markets. For example, our new 3mm x 3mm InGaP HBT power amplifier modules offer our mobile handset customers an integrated solution involving fewer parts, greater ease of use, smaller size and higher linear efficiency as compared to other power amplifier modules currently on the market. We believe our modules will also address our customers’ needs for reduced parts count and number of suppliers. Also, to better align our business with changing market conditions and to increase our addressable market, we have focused our semiconductor product design efforts on standard products for the handset and wireless infrastructure markets. To facilitate the sale of these products, we have supplemented our current sales organization by contracting with Richardson Electronics, Ltd. to distribute our products worldwide. We believe this combination of efforts is necessary for us to increase our market share, increase our revenue levels and return to profitability. Our GaAs-based subsystem products, such as our amplifiers for defense products, integrate circuits produced in-house and GaAs semiconductor components to address customer demand for compact subsystems.

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

Capitalize on Vertical Integration in Design and Manufacturing of Integrated Components

      We are currently pursuing a strategy of vertical integration of our design and manufacturing processes, from design and development of the semiconductor integrated circuit through assembly and automated testing. We believe our expertise in the design and manufacturing of integrated components benefits us in the wireless subsystems market because GaAs semiconductor components are a critical part of these GaAs-based subsystems. We also believe our control over each of these steps contributes to improved linear efficiency, shortens our time to market, reduces unit costs and increases our control over quality and reliability.

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

Build on Expertise in Broadband Microwave Amplifiers to Develop Multifunction Assemblies for the Defense Market

      We target defense electronics programs such as missile guidance, radar and satellite systems in which microwave signal processing expertise is a key performance factor. Our strategy is to build on our expertise in broadband microwave amplifiers to develop multifunction assemblies to increase our available market.

Products

     GaAs Semiconductor Components

      We offer our GaAs semiconductor components to customers for use in the wireless communications markets, and integrate them into our own GaAs-based subsystems.

Market	Semiconductor Components	Applications	Product Benefits

Mobile Handsets	• Power amplifier RFICs • HBT Power Modules • Driver RFICs	Transmitter portion of cellular and PCS CDMA, TDMA, and, in the future, 3G mobile handsets, for voice and data	• Lengthens talk time • Increases data capacity • Decreases size of handsets • Decreases battery voltage • Increases integration
Wireless Infrastructure	• Power amplifier RFICs • Power transistors • Low noise transistors	Transmitter and receiver portions of cellular, GSM, and PCS wireless infrastructure equipment	• Increases range • Increases data capacity • Reduces size of base stations
Fixed Wireless and WLAN 802.11 a/b/g	• Power amplifier RFICs • Power transistors • Low noise transistors • Driver RFICs • Transmit/receive switches • Diversity switches	Transmitter portion of 1.9 GHz, 2.4 GHz, 3.5 GHz and 5.8 GHz fixed wireless base stations and subscriber terminals	• Increases data capacity • Lengthens battery back up • Reduces size of base stations
Test and Measurement Equipment	• Frequency Multiplexers • Switch filters	Broadband frequency sources and RF analyzers	• Increase frequency range and performance
Point to Point and Point to Multipoint	• Millimeter wave microwave monolithic integrated circuits (MMICs)	Transmitter and receiver portions of our GaAs- based subsystems	• Provides a secure source of supply and reduces the cost of our GaAs- based subsystems

Market	Semiconductor Components	Applications	Product Benefits

Satellite(1)	• Microwave and millimeter wave MMICs	Transmitter portion of ground-based satellite.	• Increases reliability • Increases integration
Fiber Optic(1)	• Driver amplifier MMICs	OC-192, 40 GHz fiber optic external modulator applications	• Increases data capacity • Reduces data errors
CATV(1)	• High gain, high dynamic range amplifiers	CATV distribution cable modem and laser diode drivers	• Lowers distortion • Reduces installation costs

(1)	Products that are not currently generating material revenue.

      Revenue from semiconductor components was $29.3 million in fiscal 2003, $30.4 million in fiscal 2002 and $42.0 million in fiscal 2001. The majority of our revenue from semiconductor products in fiscal 2003 was derived from products we supplied to the handset market. Although the wireless infrastructure market is currently in a downturn, we have historically generated a significant portion of our revenue from that market. We believe the other markets in the table provide opportunities for us to expand our customer base as we are developing new products.

  GaAs-based Subsystems

      Our GaAs-based subsystems address a variety of demands from the defense electronics market.

Market	Subsystem Product	Applications	Product Benefits

Defense	• Amplifiers	Electronic countermeasures,	• Increases integration
	• Low noise	warning systems and radar decoys	• Lower costs
	• Low phase noise		• Ease of use
• Power
• Limiting
• Switches
• Down converters
• Up converters
• Phase locked oscillators
• Variable attenuators
• Phase compensators
• Equalizer
• Filters
• Power and control functions
• Multi-function modules
• Power dividers
• Couplers

      Revenue from GaAs-based subsystems was $20.1 million in fiscal 2003, $26.7 million in fiscal 2002 and $43.1 million in fiscal 2001.

Customers

      We sell our GaAs semiconductor components and GaAs-based subsystems primarily to defense and commercial OEMs, who integrate these products into wireless mobile handsets, wireless infrastructure networks and defense systems.

      A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales. During the fiscal year ended March 31, 2002, Motorola accounted for approximately 43% of net sales. During the fiscal year ended March 31, 2001, Motorola accounted for approximately 21% of net sales, and DMC Stratex Network accounted for approximately 10% of net sales. Sales to our top ten customers accounted for approximately 75% of our net sales in fiscal 2003, 76% of our net sales in fiscal 2002 and 72% of our net sales in fiscal 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future, although, as discussed elsewhere in this annual report, Motorola chose not to include our semiconductors in the next generation of its handset platforms. Please see the section of this Report entitled “Risk Factors” for a description of risks related to our backlog and customer concentration.

      In fiscal 2003, sales to international customers were $33.1 million, which accounted for 67% of net sales. In fiscal 2002, sales to international customers were $17.5 million, which accounted for 31% of net sales. In fiscal 2001 sales to international customers were $35.3 million, which accounted for 41% of net sales. In addition, many of our domestic customers sell their products outside of the United States. For a breakdown of our international sales by region, please see Note 15 to our financial statements included in this Report. The increase in sales to China was the result of Motorola transferring production of the handset, which our power amplifiers were used in, from Mexico to China. Please also see the section of this Report entitled “Risk Factors” for a description of risks related to our international sales and operations.

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

     GaAs Processes

      We utilize a broad range of GaAs production processes, which provide us with flexibility in designing products to suit the needs of our customers, including the following:

•	Metal semiconductor field effect transistor, or MESFET, is a production process characterized by lower initial wafer costs and fewer processing steps than newer processes, such as InGaP HBT. Semiconductor products manufactured using MESFET need two power supplies, a positive and negative, and have a larger die size. These products are generally used in infrastructure and defense applications.

•	Pseudo-morphic high electron mobility transistor, or pHEMT, is a production process characterized by low voltage and high frequency performance, which is superior to the MESFET process. pHEMT also requires a positive and negative power supply like MESFET. pHEMT is used in amplifiers for infrastructure applications, satellite ground-based applications and defense products.

•	Heterojunction bipolar transistor, or HBT, processes have a bipolar structure, similar to that used in traditional high frequency analog applications, rather than the FET structure utilized in MESFET and pHEMT processes. The bipolar structure of HBT enables the use of a single power supply and can be disabled with a digital control signal in contrast with MESFET and pHEMT, both of which require two supplies and supply switching components. Additionally, HBT devices generally have superior linear efficiency relative to MESFET and pHEMT. HBT devices generally involve more processing steps than MESFET or pHEMT processes, which tend to make the cost of processing a single wafer more expensive. However, the smaller die size of an HBT device, and therefore the greater number of devices per wafer, tend to offset this additional cost. These devices are used in current generation CDMA power amplifier modules.

     InGaP HBT versus AlGaAs HBT

      The most commonly utilized HBT process today uses aluminum to create aluminum GaAs, or AlGaAs. Our HBT process uses indium and phosphide to create indium gallium phosphide, or InGaP. The primary advantages of InGaP are better performance over temperature, reliability and low voltage linear efficiency. As a result, we believe InGaP is the preferred technology for CDMA broadband applications.

     Integration Expertise

      We have developed technologies to enhance our expertise at higher levels of integration. We believe these technologies allow us to offer a higher level of functionality, in smaller form factors, to our customers.

      Modular Design. Our subsystem assemblies use modular building blocks to provide high-level functionality. These assemblies are produced with common system architectures for multiple applications to enable cost effective and flexible integration. Our module products can use a common die supply for multiple applications allowing us to dynamically allocate material as demand changes.

     Packaging

      We have developed proprietary RFIC and power module packaging techniques to enhance the linear efficiency of our products, while using commercially available cost effective manufacturing processes. These packaging technologies are compatible with subcontract assembly capacity, and offer reduced size, and higher levels of functionality to our customers.

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

Sales and Marketing

      We market our products worldwide to customers in commercial markets and prime contractors in the defense industry, primarily through a network of manufacturers’ representatives managed by our internal sales force. As of March 31, 2003, we had contracts with 10 manufacturers’ representatives in the United States and 9 international representatives located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industry shows.

      In the fourth quarter of fiscal 2003, to facilitate the sales of our new standard products, we supplemented our current sales organization by entering into an agreement with Richardson Electronics Ltd. to distribute our products worldwide. Sales to Richardson were not significant in fiscal 2003, but we believe the agreement with Richardson will allow us to market our products to a wider customer base.

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

      Our backlog at March 31, 2003 was approximately $10.4 million, of which 88% was from defense customers and 12% was from commercial customers. The backlog at March 31, 2002 was $28.0 million. Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog. In the fourth quarter of fiscal 2001 and throughout fiscal 2002, a significant portion of our backlog was cancelled due to changing market conditions. Some of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand.

      Most of our quarterly net sales have resulted from orders obtained in prior quarters. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period.

Research and Development

      Our research and development efforts are focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration. As of March 31, 2003, we employed 51 people to support our research and development efforts. In addition to their design and development activities, the engineering staff participates with our marketing department in proposal preparation and applications support for customers. We have developed an extensive library of circuit designs and architectures that can be integrated into higher level systems. We believe our ability to leverage this library of modules reduces product time to market and development costs.

      In the third quarter of fiscal 2003, in response to current market conditions, we closed one of our design centers in the United Kingdom and terminated 8 employees. We also purchased Tavanza, Inc., a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. As a result of this acquisition, we increased our engineering staff and broadened the skills in our research and development group.

      Our total expenses for research and development were $10.8 million for the fiscal year ended March 31, 2003, $9.2 million for the fiscal year ended March 31, 2002 and $10.2 million for the fiscal year ended March 31, 2001.

Manufacturing

      We manufacture our GaAs semiconductor components and GaAs-based subsystems, and in addition, supplement our manufacturing capacity by selectively outsourcing wafer fabrication, assembly and test manufacturing functions to third parties. Our manufacturing lines are designed to meet increased customer demand without sacrificing our high quality standards. Our manufacturing strategy consists of five key elements:

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

      In the semiconductor product market, we compete primarily with ANADIGICS, RF Micro Devices, Skyworks Solutions and TriQuint Semiconductor. In the area of subsystems products, we compete primarily with CTT, M/A-COM, Miteq, and Remec.

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

Proprietary Rights

      Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. Although we have several patent applications pending related to the Tavanza acquisition, we currently rely primarily on a combination of trade secrets, copyrights, trademarks and contractual rights to protect our intellectual property. To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ.

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

Employees

      As of March 31, 2003, we had a total of 221 employees including 9 in marketing, sales and related customer support services, 51 in research and development, 143 in manufacturing and 18 in administration and finance. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Where You Can Find More Information

      We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on or through our Internet website located at www.celeritek.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Executive Officers of the Registrant

      Our executive officers as of March 31, 2003 are as follows:

Name	Age	Position

Tamer Husseini	60	Chairman, President and Chief Executive Officer
Margaret E. Smith	55	Vice President, Finance and Chief Financial Officer
Gary J. Policky	61	Vice President, Engineering and Chief Technical Officer
Richard G. Finney	53	Vice President, Subsystem Division
Perry A. Denning	56	Vice President, Semiconductor Division
Thurman Dobbs	59	Vice President, Sales
Damian M. McCann	41	Vice President, Advanced Marketing and Technology

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

      Thurman Dobbs joined us in April 2002 as Vice President, Sales. Prior to joining us, Mr. Dobbs was employed by Lightspeed Semiconductor as Vice President, Sales. Before joining Lightspeed Semiconductor, Mr. Dobbs worked for 15 years for Oki Semiconductor, where he developed a team of 25 direct sales managers at 10 North American locations and oversaw manufacturer’s representatives and the distribution channel. Prior to Oki, Mr. Dobbs worked 11 years for Texas Instruments where he was the design manager for integrated circuits.

      Damian M. McCann joined us in 1991 as a design engineer and served as Director, Semiconductor Product Development from 1997 to 2001. He was appointed Vice President, Advanced Marketing and Technology in June 2001. Prior to joining us, Mr. McCann was employed by Marconi Electronic Devices, Ltd. as a design engineer. Mr. McCann has a degree from Queen’s University in Belfast.

Item 2.     Properties

      Our principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California, which is leased through September 30, 2005. We lease an additional 25,000 square foot building in Santa Clara, California to house our wireless subsystems manufacturing operation. We also lease a sales office in Seoul, South Korea and we have two facilities in the United Kingdom. One of the United Kingdom facilities houses a design center, and is a leased facility in Belfast, Northern Ireland. During fiscal 2003, we closed the second facility located in Lincoln, United Kingdom. We own the building in Lincoln and it is currently for sale and included in Prepaid and other current assets on the consolidated balance sheet as of March 31, 2003. We believe our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.     Legal Proceedings

      We operate in the semiconductor industry and may from time to time become party to litigation. We are currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on our financial condition or result of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2003.

PART II

Item 5.     Market for Registrants Common Stock and Related Stockholder Matters

      Our common stock started trading on the Nasdaq National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market System:

Quarter Ended	High	Low

Fiscal 2002
First Quarter	$14.95	$10.19
Second Quarter	16.54	11.46
Third Quarter	14.35	11.20
Fourth Quarter	13.74	8.95
Fiscal 2003
First Quarter	$10.79	$6.60
Second Quarter	9.15	6.65
Third Quarter	7.38	5.40
Fourth Quarter	7.67	6.32

      At June 20, 2003 there were approximately 172 shareholders of record. We have never declared nor paid cash dividends on shares of our common stock.

Item 6.     Selected Financial Data

      The following selected financial data for the five-year period ended March 31, 2003, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended March 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Net sales	$41,128	$48,211	$85,062	$57,050	$49,423
Gross profit	4,528	8,373	7,580	5,211	10,322
Loss from operations	(9,887)	(7,154)	(15,695)	(24,592)	(17,975)

Net loss	$(7,538)	$(6,824)	$(10,602)	$(22,618)	$(17,027)

Basic and diluted net loss per share	$(1.04)	$(0.88)	$(0.94)	$(1.87)	$(1.39)

Shares used in net loss per share calculation(1):
Basic and diluted	7,265	7,736	11,272	12,076	12,285

(1)	See note 1 of notes to consolidated financial statements for a description of the computation of the number of shares and net loss per share.

      Fiscal 2003 results of operations include a charge of approximately $4.4 million for In-process research and development and $2.8 million of special charges. Net loss includes a $0.4 million strategic investment write-down.

      Fiscal 2002 results of operations include a fixed asset impairment charge of approximately $11.0 million. Net loss includes a $1.7 million strategic investment write-down.

      Fiscal 2001 results of operations include a fixed asset impairment charge of approximately $1.3 million. Net loss includes a write-down of short-term investments of $0.5 million.

	At March 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data
Total assets	$40,210	$63,655	$170,525	$139,688	$122,460
Long-term obligations	257	636	5,578	6,015	2,919

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communications network infrastructure. Our GaAs semiconductor components mainly consist of power amplifiers for mobile handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft, ground based and ship board radar systems, electronic counter measures and satellite applications.

      Since our inception in 1984, we have supplied transceiver products to the defense industry. RF and microwave transmission systems are well suited for military applications because higher frequency transmissions have shorter wavelengths, which afford greater accuracy for detection and guidance systems and allow for small lightweight transmission equipment.

      In fiscal 2003, our business continued to be negatively affected by the overall slowdown in the economy and overcapacity in the wireless infrastructure markets. Due to continued weakness in the telecommunications industry, we no longer supply subsystem products for use in the wireless infrastructure market.

      Although our business in power amplifier modules for handsets was strong in the first half of the fiscal year, our largest customer, Motorola, chose not to include our semiconductors in the next generation of its handset platforms and as a result, our handset related revenue declined in the second half of the fiscal year. Additionally, due to political uncertainty during the year, various defense programs on which we participate were funded later in the year than expected. As a result, our fiscal 2003 revenue declined to $49.4 million from $57.1 million in fiscal 2002, and we recorded a net loss of $17.0 million.

      As a response to these conditions, we reduced work hours, reduced headcount by 22%, closed our design office in Lincoln, United Kingdom and impaired certain assets and leases. We have however, increased our engineering staff in certain areas, such as defense design, to focus on those opportunities that we believe will allow us to return to profitability.

      In the third quarter of fiscal 2003, we purchased Tavanza, Inc. a privately held, fabless designer of power amplifier modules and components for cellular and wireless LAN products. This acquisition accelerated our ability to develop and introduce new products for the handset market.

      A limited number of customers have historically accounted for a substantial portion of our sales. Sales to our top ten customers accounted for approximately 75% of net sales in fiscal 2003, 76% of net sales in fiscal 2002 and 72% of net sales in fiscal 2001. In fiscal 2003, Motorola accounted for approximately 41% of net sales, in fiscal 2002, Motorola accounted for 43% of net sales and in fiscal 2001, Motorola accounted for 21% of net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future, although Motorola has decided not to purchase our semiconductors in the next generation of its handset platforms. The loss of Motorola led to significantly reduced revenues, and if we were to lose another major customer, or if orders by any of our remaining major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

      We review our estimates, including, but not limited to, allowance for doubtful accounts, inventory write-downs, and impairments of long-lived assets and investments on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made, as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates. The following paragraphs describe the methodology we use in making some of our principal accounting estimates, in evaluating some of the uncertainties inherent in accounting estimates and in evaluating some of the ways that our estimates may impact our financial condition.

      Revenue Recognition. Revenue related to product sales is recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of the revenue until payment is collected. We provide for expected returns based on past experience as well as current customer activities. Our customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material. Shipping and handling costs are included in costs of goods sold for all periods presented.

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

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. We adopted the disclosure requirement of FIN 45 in the quarter ended December 31, 2002. See Note 6, Product Warranty. We adopted FIN 45 prospectively in the quarter ended March 31, 2003.

Fiscal year ended March 31, 2003 compared to fiscal year ended March 31, 2002

      Net sales. Net sales for fiscal 2003 were $49.4 million compared to $57.1 million for fiscal 2002, a decrease of 13%. The decrease was due primarily to a combination of weak demand in the wireless infrastructure market, which caused a decrease in sales volume for this particular market, and the decision by our largest customer to not purchase our semiconductor products for use in their next generation of handset products.

      Net sales of GaAs semiconductor products for fiscal 2003 were $29.3 million compared to $30.4 million in fiscal 2002, a decrease of 4%. The decrease in sales was the result of a decline in sales of power amplifier modules for handsets in the last half of fiscal 2003. This decline was the result of Motorola, our largest customer for the last three years, not selecting our semiconductor products for inclusion in the next generation of its handset platforms. We have designed several new products for this market and are currently providing samples of these products to customers. Until we secure design wins on new handset platforms and these platforms go into production, however, we do not expect to see any significant increase in semiconductor revenue. The increase in sales to China in fiscal 2003 of $9.8 million from zero in fiscal 2002 is the result of Motorola transferring production of the handset, which our power amplifiers were used in, from Mexico to China.

      In addition to the foregoing, visibility of customer demand for power amplifier modules continues to be limited. We do not expect a strong recovery in the handset market in this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variation in revenues in sequential quarters.

      Net sales of GaAs-based subsystems products for fiscal 2003 were $20.1 million compared to $26.7 million in fiscal 2002, a decrease of 25%. The decline in sales was the result of continued weakness in the wireless infrastructure market and flat year over year defense business. We are not currently pursuing business in the wireless infrastructure markets for our subsystem products and we do not expect any significant revenue from the wireless infrastructure market in fiscal 2004.

      Gross margin. Gross margin was 21% in fiscal 2003 and 9% in fiscal 2002. The improvement in gross margin in fiscal 2003 was primarily the result of lower material costs due to changes in product mix and lower overhead expenses due to cost cutting measures undertaken by us.

      Research and development. Research and development expense for fiscal 2003 was $10.8 million, or 22% of net sales compared to $9.2 million, or 16% of net sales, in fiscal 2002, an increase of 17%. The increase was primarily due to increased levels of new product development, in large part resulting from our acquisition of Tavanza and the hiring of additional personnel in our engineering department. The new product development expense was mainly for the development of new power amplifier products for the handset market. We expect research and development expenses to continue at approximately this level in fiscal 2004.

      Selling, general and administrative. Selling, general and administrative expense, including costs related to shareholder actions, for fiscal 2003 was $10.0 million, or 20% of net sales compared to $9.6 million, or 17% of net sales, in fiscal 2002, an increase of 4%. The increased expense was due to various expenses related to overtures by Anaren, Inc. with respect to a possible acquisition of our company and the special meeting of shareholders that was requested by a shareholder group, partially offset by lower commission expenses based on lower revenue levels.

      In-process research and development. We recorded in-process research and development expenses of $4.4 million in the third quarter of fiscal 2003, resulting from our purchase of Tavanza, which we accounted for as an acquisition of assets (as described in Note 3 Asset Acquisition of the Consolidated Financial Statements). Of the total purchase price of $6.1 million, $4.4 million represented purchased in-process research and development, which at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore charged to operations. The valuation of in-process research and development included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

      With the acquisition of Tavanza, we acquired the technology necessary to introduce 3mm × 3mm power amplifier modules with lower cost packaging. Previous to this product introduction, most power amplifier modules were 6mm × 6mm. The development was completed in March 2003 and we began to deliver samples of these parts to our potential customers. Although there can be no assurance that our customers will adopt these products for use in handsets, we believe the smaller size and lower cost structure will provide us with a competitive advantage. Several of our competitors have introduced similar products in the last quarter.

      Special charges. We recorded special charges of $2.8 million in fiscal 2003 due to Motorola’s decision to transition from the model 120v handset platform on which we are the sole source for power amplifier modules, to the next generation of handset platforms, for which we will not be supplying power amplifier modules. As a result of this decrease in revenue and operations, we closed our office in Lincoln, United Kingdom and restructured various operations in the United States. The special charges of $2.8 million are comprised of operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to operating lease impairments, which were the result of equipment covered by United States manufacturing operating leases no longer used by us. Another $1.1 million of the $2.8 million total charge is due to the write off of certain Lincoln fixed assets, mainly equipment, related to the closing of this design center. The Lincoln building, which is owned by us, was reclassified current assets as a current asset for resale. We expect to be able to sell the building in the next twelve months. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges. The total number of employees terminated in all locations was 44.

      As a result of the restructuring activities taken in the third quarter of fiscal 2003, we expect to experience cash savings of approximately $4.0 million annually.

      The following table summarizes our special charges activity (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Fiscal 2003 Special Charges	$350	$1,160	$1,326	$2,836
Cash Paid	(227)	—	(276)	(503)
Non-cash activity	—	(1,160)	—	(1,160)

Accrual balances, March 31, 2003	$123	$—	$1,050	$1,173

      During the third quarter of fiscal 2002 we experienced a decline in demand in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their previously forecasted demand.

      In response to this decline, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $11.0 million in the third quarter of fiscal 2002 related to certain assets for which expected future cash flows were judged to be insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

      The remaining $0.5 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly. We reviewed these capital assets as of March 31, 2003 and determined no indicators of impairment were present that would indicate the current carrying value of these capital assets was further impaired.

      During the second quarter of fiscal 2003, we received an unsolicited conditional offer from Anaren, Inc. to purchase all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders.

      In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting of shareholders to remove our Board of Directors from office and replace them with a different slate of candidates. In the first quarter of fiscal 2004, we reached an agreement with the Celeritek Shareholder Protective Committee. Pursuant to the agreement, the Celeritek Shareholder Protective Committee withdrew their request for a special meeting. In addition, we expanded the Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Celeritek Shareholder Protective Committee and one member who is not affiliated with either the Company or the Celeritek Shareholder Protective Committee. Each of the Board committees also contains one director nominated by the Celeritek Shareholder Protective Committee. The Board also created a strategy committee to explore all strategic alternatives available to us. Under the terms of the settlement, we have terminated our shareholder rights plan.

      We have incurred expenses for legal and investment advisors of $1.3 million for the fiscal year ended March 31, 2003 relating to both the Anaren offer and the proxy contest, which have been reported in loss from operations under the caption “Costs related to shareholder actions.” Although our Board voted unanimously to reject the Anaren offer and we have reached an agreement with the Celeritek Shareholder Protective Committee, we incurred additional expenses in the first fiscal quarter of 2004 of approximately $2.0 million related to these actions for legal and investment advisory services, prior to the agreement.

      Amortization of intangibles. Amortization of intangibles was $0.2 million during fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003. Estimated amortization expense for fiscal 2004 through fiscal 2007 is $0.5 million, $0.3 million, $0.06 million, and $0.03 million, respectively. We do not estimate any amortization of intangibles in fiscal 2008.

      Impairment of short-term and strategic investments. During fiscal 2003 we recorded an impairment charges of approximately $0.4 million and during fiscal 2002, we recorded an impairment charge of approximately $1.7 million against our strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value.

      In order to determine the impairment charges we reviewed updated financial statements and projections from the foundry. Significant decreases in actual and expected revenues, net income and cash balances were observed as compared with the original projections. In addition, the foundry has few current customers. With this backdrop, combined with the downturn in the semiconductor industry and our excess semiconductor capacity, we determined that there was a decline in the value of the foundry investment that was other than temporary. The impairment charge was determined after analysis of changes in the market values of public companies in the GaAs market from December 2000 through March 2003.

      Interest income and other, net. Interest income and other, net, for fiscal 2003 was $1.5 million compared to $3.5 million in fiscal 2002. The decrease was primarily due to lower interest income, which was a result of lower interest rates and to a much lesser extent, lower cash and short-term investment balances.

      Provision (benefit) for income taxes. For the fiscal year ended March 31, 2003, we recorded an income tax provision of approximately $0.14 million that represented foreign taxes incurred that do not currently provide a benefit in the United States. For the fiscal year ended March 31, 2002, we recorded an income tax benefit of $0.18 million that consisted of $0.24 million of federal refundable taxes attributable to the recent law change allowing companies to carryback net operating losses five years offset by $0.06 million of foreign taxes incurred that do not currently provide a benefit in the United States.

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

      Net sales of GaAs-based subsystems products for fiscal 2002 were $26.7 million compared to $43.1 million in fiscal 2001, a decrease of 38%. The decrease in sales was the result of a decline of 79% from $29.3 million in fiscal 2001 to $6.2 million in fiscal 2002 for wireless infrastructure products, partially offset by an increase of 49% from $13.8 million in fiscal 2001 to $20.5 million in fiscal 2002 of our defense electronics products. While demand in the defense market for our type of product has been fairly stable, we were able to increase our defense related revenue by refocusing our manufacturing and marketing capacity on defense products.

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

      Selling, general and administrative. Selling, general and administrative expense for fiscal 2002 was $9.6 million, or 17% of net sales compared to $11.8 million, or 14% of net sales, in fiscal 2001, a decrease of 19%. The decrease was primarily due to salary reductions, reduced headcount and lower selling costs due to the decline in business activity. In response to market conditions, including significant order cancellations in the fourth quarter of 2001 in the wireless infrastructure market, we increased our allowance for doubtful accounts in response to heightened collectability concerns.

      Special charges. The $11.0 million special charge during the third quarter of fiscal 2002 was a capital asset impairment incurred in response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002.

      In response to the decline, we evaluated the ongoing value of our semiconductor capital assets. As a result of this analysis, we recorded an impairment charge of $11.0 million in the third quarter of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand our wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

      The remaining $0.5 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001 because we determined that any recovery on these assets was not probable given the excess of this type of equipment in the market place. During the fourth quarter of fiscal 2001, we recorded an initial impairment charge of approximately $1.3 million for certain capital assets used in the subsystem production area due to delayed and cancelled contracts. Assets for which there was no longer any productive use were written down to net realizable value.

      Impairment of short-term and strategic investments. During the fourth quarter of fiscal 2002, we recorded impairment charges of approximately $1.7 million against our strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value.

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

      During the fourth quarter of fiscal 2001 we recorded an impairment charge of $0.5 million for PG&E bonds, held in our short-term investments, which we deemed to have an other than temporary decline in market value because PG&E had filed for chapter 11 bankruptcy protection. The PG&E bonds were subsequently sold in fiscal 2002 at a loss.

      Interest income (expense) and other, net. Interest income (expense) and other, net, for fiscal 2002 was $3.5 million compared to $5.7 million in fiscal 2001. The decrease was primarily due to lower interest income, which was a result of lower interest rates and to a lesser extent, lower cash and short-term investment balances.

      Provision (benefit) for income taxes. For the year ended March 31, 2002 we recorded an income tax benefit of $0.18 million that consisted of $0.24 million of federal refundable taxes attributable to a change in tax law allowing companies to carryback net operating losses five years offset by $0.06 million of foreign taxes incurred that do not currently provide a benefit in the United States. In fiscal 2001, we recorded an income tax provision of $0.13 million to reflect federal alternative minimum taxes.

Liquidity and Capital Resources

      We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of March 31, 2003, we had $28.9 million in cash and cash equivalents, $66.7 million in short-term investments and $92.3 million in working capital.

      Net cash provided by operating activities was $3.8 million in fiscal 2003, which was primarily the result of decreases in accounts receivable, inventories and prepaid and other current assets as well as increases in accrued payroll and accrued liabilities. Net cash used in operating activities was $3.6 million in fiscal 2002 and $5.9 million in fiscal 2001. Net cash used in operating activities in fiscal 2002 was primarily due to the decrease in accounts payable, accrued payroll and accrued liabilities offset by decreases in accounts receivable and inventories. Net cash used in operating activities in fiscal 2001 was due to increases in accounts receivable, inventories and other current assets offset by increases in accounts payable, accrued payroll and accrued liabilities.

      Net cash provided by investing activities was $19.5 million in fiscal 2003 and $5.2 million in fiscal 2002 compared to net cash used in investing activities of $107.2 million in fiscal 2001. Net cash provided by investing activities in fiscal 2003 is the result of the sale and maturities of short-term investments of $156.1 million offset by the purchase of short-term investments of $132.1 million, the purchase of property, plant and equipment of $2.6 million and the purchase of strategic investments of $2.0 million. Net cash provided by investing activities in fiscal 2002 is the result of the sale and maturity of short-term investments of approximately $151.9 million offset by the purchase of short-term investments of $139.5 million and the purchase of strategic investments of approximately $0.5 million and the purchase of property and equipment of approximately $6.7 million. Net cash used in investing activities in fiscal 2001 is the result of the purchase of short-term investments of $177.6 million, the purchase of property, plant and equipment of $19.0 million and the purchase of strategic investments of $2.4 million offset by the sale and maturities of short-term investments of $91.8 million.

      Net cash used by financing activities was $2.3 million in fiscal 2003, which was the result of principal payments of long-term debt of $2.3 million and principal payments on capital leases of $0.7 million offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.7 million. Net cash provided by financing activities was $2.9 million in fiscal 2002 and $107.9 million in fiscal 2001. Net cash provided by financing activities during fiscal 2002 was due primarily to borrowings on long-term debt of approximately $3.7 million and net proceeds from the exercise of stock options and employee stock purchase plan of approximately $1.8 million reduced by payments on long-term debt of $1.8 million and payments on capital leases of $0.8 million. Net cash provided by investing activities in fiscal 2001 was the result of raising approximately $100.3 million in a secondary public offering of common stock in June of 2001 plus borrowings on long-term debt of $7.2 million and proceeds from the exercise of stock options and employee stock purchase plan of $1.8 million offset by payments on long-term debt of $1.1 million and payments on capital leases of $0.3 million.

      As of March 31, 2003, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits.

      Given our cash position, we currently do not have a line of credit. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of March 31, 2003 we were in compliance with all covenants.

      We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

      We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling approximately $1.5 million at March 31, 2003. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by us, the principal outstanding will be due and payable within 90 days.

      We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of March 31, 2003 (in thousands):

	Fiscal Year

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt obligations	$5,107	$2,883	$1,922	$302	$—	$—	$—
Capital lease obligations	1,529	686	565	279	—	—	—
Operating lease obligations	7,871	3,880	2,572	775	89	56	499
Open purchase order commitments	1,448	1,448	—	—	—	—	—

Total	$15,957	$8,898	$5,059	$1,356	$89	$56	$499

      The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 income statement.

      In addition, we have contractual commitments as of March 31, 2003, relating to our engagement of financial advisory firms pursuant to which we will be required to incur aggregate minimum future costs of approximately $1.75 million through November 2004, of which $0.9 million has been expensed in the first quarter fiscal 2004. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction we may complete, or the value of our common stock in the event that there is no strategic transaction.

      We have outstanding letters of credit of approximately $0.5 million as security for capital leases for equipment.

Related Party Transactions

      We have outstanding loans totaling $1.5 million at March 31, 2003 and $1.6 million at March 31, 2002 to certain officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by us, the principal outstanding will be due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002 or 2003. During fiscal 2001, 2002 and 2003 cash in the amount of $0.02 million, $0.3 million and $0.1 million, respectively, was received for the outstanding loans to officers and employees.

      In November 2002, we entered into change of control severance agreements with each of Tamer Husseini and Margaret Smith. Pursuant to these agreements, if either Mr. Husseini or Ms. Smith is terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he or she shall be entitled to certain benefits as set forth in the agreements, which are listed in the Exhibit Table hereto. The change in the composition of our Board as a result of our agreement with the Celeritek Shareholder Protective Committee, as described above, resulted in a change of control for the purpose of these agreements.

      During the fourth quarter of fiscal 2003, a portion of the impaired Lincoln, United Kingdom equipment was sold to a company founded by former Lincoln management for the fair market value of $0.3 million. Multiple quotes were received from third parties to determine the sale price of the equipment. In connection with the sale of equipment, we received an unsecured note bearing interest at 5.25% per annum for the entire amount of the proceeds. After assessing the collectability of the note, which is payable in two lump sums over 24 months, we decided to record the gain on disposal as cash is received.

RISK FACTORS

      You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

We depend on a small number of original equipment manufacturers as customers. If we fail to secure design wins from new OEMs who have not made recent purchases from us or who have never purchased from us, or if we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our business will be harmed.

      We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future and will be a very important component in our plans for returning to profitability. In particular, we are currently marketing our products to large OEMs in the wireless handset market to whom we have not in the past sold our power amplifier products. If we fail to secure design wins from one or more of these large OEMs, and if we are unable to secure significant sales to major new OEM customers, our revenues will be less than anticipated and we will likely not be profitable.

      In addition, if we lose any of our existing major customers, our operating results and business would be harmed. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We have been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola is currently transitioning to new platforms, and it selected a sole source supplier other than us for its new platforms. Although we continue to be the sole source for power amplifier modules for Motorola’s model 120v platform, third and fourth quarter fiscal 2003 sales have declined significantly as a result of this transition. We expect that the effect on our revenues will continue into the next several quarters. Although we intend to compete for Motorola’s business in the future, there can be no assurance that we will be successful. If we are unable to sell our products to Motorola, our revenues may decline and our business will be harmed. Although Motorola is not currently one of our largest customers, we expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. If we were to lose another major customer, or if orders by any of our remaining major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

Because many of our expenses are fixed, we will not achieve profitability until our revenues significantly increase.

      Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, are fixed and do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. We are relying on increased sales to large OEMs in the wireless handset market in order to realize an increase in revenues. If these sales do not materialize, and if our revenues do not significantly increase to a level commensurate with our installed capacity, we will be unable to achieve profitability.

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

      In October 2002, we acquired the assets of Tavanza, and we may make additional investments in or acquire complementary companies, products or technologies. These acquisitions involve numerous risks, including problems combining or integrating the purchased operations, technologies or products; unanticipated costs; diversion of management’s attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the acquired organizations. In addition, in the event of any such investments or acquisitions, we could issue stock that would dilute our current shareholders’ percentage ownership, incur debt, assume liabilities, incur amortization or impairment expenses related to goodwill and other intangible assets, or incur large and immediate write-offs. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. For example, with the acquisition of Tavanza, we acquired the technology necessary to introduce 3mm × 3mm power amplifier modules with lower cost packaging. Previous to this product introduction, most power amplifier modules were 6mm × 6mm. Although we have completed development of the 3mm × 3mm power amplifier modules and have begun to deliver samples of these parts to our potential customers, there can be no assurance that our customers will adopt these products for use in handsets. In addition, several of our competitors have introduced similar products in the last quarter. If our customers do not purchase our new power amplifier modules, our development and integration efforts will have been unsuccessful, and our business may suffer.

We are exposed to general economic, market and, additionally, industry conditions.

      Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. Additionally, industry forecast of sales of handsets for calendar 2003 continue to show no to low growth expectations with rising concerns regarding excess inventory levels. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

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

      During fiscal 2003, sales to international customers accounted for 67% of our net sales. During fiscal 2002, sales to international customers accounted for 31% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

      Over the past year, we have increased our focus with respect to sales of our power amplifier modules to customers in South Korea, and in particular, Samsung. Among other things, we recently opened a new sales and technical support office in Seoul, South Korea, and we have invested approximately $2.5 million in a South Korean handset design company. During the third quarter of fiscal 2003, we loaned the South Korean handset design company $0.5 million, which was repaid during the fourth quarter of fiscal 2003. However, we are subject to a number of risks and uncertainties with respect to our desire to increase our sales to South Korea customers, and there is no assurance that we will be successful in doing so. These risks include, but are not limited to: the recent political uncertainty with respect to North Korea’s announcements about its nuclear program; competition from South Korean companies; unexpected or changing product specifications by South Korean customers; uncertainties in the development of the South Korean wireless communications networks; unexpected changes in regulatory requirements; and tariffs and other potential trade barriers and restrictions, perhaps as a result of the political situation between the United States and North Korea. If our expected sales do not materialize, our revenues will be less than anticipated, and we may be unable to quickly reduce the costs attendant to our Korean operations. In such a case, our results of operations would be seriously harmed.

Uncertainties resulting from the unsolicited offer from Anaren and the recent proxy contest may adversely affect our business and may hamper our ability to retain key personnel.

      During the second quarter of fiscal 2003, we received an unsolicited conditional offer from Anaren to purchase all of the outstanding shares of our common stock. In addition, in the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove our Board of Directors from office and replace them with a different slate of candidates. Although our Board unanimously voted to reject Anaren’s offer as not in the best interest of our shareholders, and we have reached an agreement with the Celeritek Shareholder Protective Committee as described above, uncertainties resulting from the proxy contest and future unsolicited acquisition offers may adversely affect our business and hamper our ability to retain our executives or key personnel in our engineering and other departments. If we fail to retain executives or key engineering personnel, our ability to develop products, especially new products such as the recently introduced 3mm × 3mm power amplifier modules, will be harmed and our revenues will likely decline. In addition, we anticipate that we will incur additional expenses of at least $2.0 million over the next quarter for legal and advisory services related to the proxy contest. However, expenses could be greater than anticipated, which would negatively affect our earnings.

Given our presence in China and other parts of Asia, the outbreak of SARS may negatively impact our operating results.

      The recent outbreak of severe acute respiratory syndrome (SARS), a disease of unknown etiology that has caused numerous deaths in Asia, North America and Europe, could have a negative impact on our operations. In particular, we have both customers, sales personnel and third party suppliers located in the affected areas of Asia, and therefore, our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions to our sales personnel and process in affected locations;

•	disruptions at our third-party suppliers located in affected locations;

•	disruptions in our customers’ operations in affected locations; and

•	reduced travel between ourselves, customers, and suppliers.

      If the number of cases continues to rise or spread to other areas, our sales and operating results could be harmed.

Our backlog may not result in sales.

      Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of March 31, 2003, our backlog was approximately $10.4 million, of which 88% was from defense customers and 12% was from commercial customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

      Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. For example, in the fourth quarter of fiscal 2001, we began volume production of a new product, HBT modules. We experienced lower than expected yields and start-up quality issues with the subcontractor who is assembling the modules. These issues resulted in lower gross margins than expected. In addition, with the acquisition of Tavanza, we acquired the technology necessary to introduce 3mm × 3mm power amplifier modules with lower cost packaging. Although we have completed development of the 3mm × 3mm power amplifier modules and have begun to deliver samples of these parts to our potential customers, we have limited experience with these modules. Consequently, our production yields may be lower than expected, and we cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

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

      We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include ANADIGICS, CTT, JCA Technology, Miteq, REMEC,

RF Micro Devices, Skyworks Solutions and TriQuint Semiconductor. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

      In addition, our inventory can rapidly become out of date due to the short life cycle of the end products that incorporate our products. For example, the life cycle of mobile handsets has been and is expected to continue to be relatively short with models, features and functionality evolving rapidly. In fiscal 1999, 2002 and 2003, we wrote off out of date inventory when one of our customers stopped producing the mobile handsets that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out of date inventory levels if our customers’ products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

      In December 2000, we invested approximately $2.4 million in a GaAs foundry under construction in Taiwan. We made this investment to secure a portion of the foundry’s capacity for our use. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million against the foundry investment, which was deemed to have an other than temporary decline in value. During the first and fourth quarter of fiscal 2003, we recorded additional impairments of $0.3 and $0.1 million respectively. We regularly review our investments for circumstances of impairment and assess the carrying value of the assets against market value. When an impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges.

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

      Our success depends in significant part upon the continued service of our key technical, marketing, sales and senior management personnel and our continuing ability to attract and retain highly qualified technical, marketing, sales and managerial personnel. In particular, we have experienced and continue to experience difficulty attracting and retaining qualified engineers, which has harmed our ability to develop a wider range of handset products in a timely manner. Competition for these kinds of experienced personnel is intense. In addition, as discussed above, uncertainties resulting from the proxy contest and future unsolicited acquisition offers may hamper our ability to retain our executives or key personnel in our engineering and other departments. We cannot assure you that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our failure to attract, assimilate or retain key personnel could significantly harm our business, operating results and financial condition.

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

Item 7A.     Qualitative and Quantitative Disclosure About Market Risk

     Interest Rate Risk

      Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2003, our investment portfolio comprised approximately $27.8 million in money market funds and certificate of deposits and $66.2 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2003 levels, the fair value of our portfolio would decline by approximately $139,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is listed under Item 7 and Item 15(a)1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Board

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2003.

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2003.

Item 13.	Certain Relationships and Related Party Transactions

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2003.

PART IV

Item 14.     Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

      Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant.
3.2		Bylaws of Registrant, as amended through May 28, 2003.
4	.1(2)	Form of Registrant’s Stock Certificate.
4	.2(2)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4	.3(6)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
4	.4(14)	Registration Rights Agreement, dated February 4, 2000, between the Registrant and the parties identified on Exhibit A thereto.
10	.1(2)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10	.2(4)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10	.3(10)	Employee Qualified Stock Purchase Plan, as amended, and form of Subscription Agreement.
10	.4(2)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10	.5(2)	Form of Directors’ and Officers’ Indemnification Agreement.
10	.6(2)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10	.7(3)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10	.8(7)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10	.9(8)	2000 Nonstatutory Stock Option Plan.
10	.10(8)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10	.11(9)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10	.12(11)	Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.

Exhibit
Number		Description

10	.13(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Tamer Husseini, dated November 22, 2002.
10	.14(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Margaret E. Smith, dated November 22, 2002.
10	.15(15)	Tavanza, Inc. 2000 Stock Incentive Plan.
21		Subsidiaries of Celeritek.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24		Power of Attorney (see signature page).
99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2(12)	Charter for the Audit Committee of the Board of Directors.
99	.3(12)	Charter for the Compensation Committee of the Board of Directors.
99	.4(12)	Charter for the Corporate Governance and Nominating Committee of the Board of Directors.
99	.5(12)	Corporate Governance Guidelines.
99	.6(13)	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee.

(1)	Incorporated by reference to our Form 8-K filed on July 29, 2002.

(2)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(3)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(5)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(7)	Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.

(10)	Incorporated by reference to our Form S-8 filed on August 15, 2001.

(11)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2002.

(12)	Incorporated by reference to our Form 8-K filed on April 16, 2003.

(13)	Incorporated by reference to our Form 8-K filed on May 28, 2003.

(14)	Incorporated by reference to our Form S-3 filed on February 25, 2000.

(15)	Incorporated by reference to our Form 8-8 filed on January 16, 2003.

      (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

      (c) Exhibits

See Item 15(a)3 for a list of exhibits.

      (d) Financial Statement Schedules.

See Item 15(a)2 for a list of financial statement schedules.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Celeritek, Inc.

      We have audited the accompanying consolidated balance sheets of Celeritek, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

April 25, 2003
except for Note 20 as to which
the date is June 13, 2003

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$28,909	$8,096
Short-term investments	66,727	90,597
Accounts receivable, net of allowance for doubtful accounts of $626 and $1,183 at March 31, 2003 and 2002, respectively	4,483	10,001
Inventories	3,599	9,372
Prepaid expenses and other current assets	1,813	3,268
Loans to officers and employees — short term portion	112	403

Total current assets	105,643	121,737
Net property and equipment	11,029	14,839
Other assets	3,501	1,902
Loans to officers and employees — long term portion	1,356	1,210
Purchased intangible assets	931	—

Total assets	$122,460	$139,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,355	$4,583
Accrued payroll	1,601	1,505
Accrued liabilities	4,201	3,098
Current portion of long-term debt	2,543	2,312
Current obligations under capital leases	597	669

Total current liabilities	13,297	12,167
Long-term debt, less current portion	2,126	4,675
Noncurrent obligations under capital lease commitments	793	1,340
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, no par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 12,342,163 and 12,228,194 at March 31, 2003 and 2002, respectively	158,049	156,340
Accumulated other comprehensive income (loss)	5	(51)
Accumulated deficit	(51,810)	(34,783)

Total shareholders’ equity	106,244	121,506

Total liabilities and shareholders’ equity	$122,460	$139,688

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,

	2003	2002	2001

Net sales	$49,423	$57,050	$85,062
Cost of goods sold	39,101	51,839	77,482

Gross profit	10,322	5,211	7,580
Operating expenses:
Research and development	10,797	9,195	10,179
Selling, general, and administrative	8,729	9,648	11,846
Costs related to shareholder actions	1,306	—	—
Special charges	2,836	10,960	1,250
In-process research and development	4,414	—	—
Amortization of intangible assets	215	—	—
Total operating expenses	28,297	29,803	23,275

Loss from operations	(17,975)	(24,592)	(15,695)
Impairment of strategic investments	(422)	(1,702)	—
Impairment of short-term investments	—	—	(524)
Interest income and other	2,217	4,191	6,154
Interest expense	(711)	(695)	(412)

Loss before income taxes	(16,891)	(22,798)	(10,477)
Provision (benefit) for income taxes	136	(180)	125

Net Loss	$(17,027)	$(22,618)	$(10,602)

Basic and diluted net loss per share	$(1.39)	$(1.87)	$(0.94)

Shares used in net loss per share calculation
Basic and diluted	12,285	12,076	11,272

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Income	Deficit)	Equity

Balance at March 31, 2000	9,317	$52,394	$—	$(1,563)	$50,831
Issuance of common stock on exercise of options under stock option plans	194	953	—	—	953
Issuance of common stock in connection with secondary offering, net of issuance costs	2,300	100,319	—	—	100,319
Issuance of common stock under employee stock purchase plan	121	828	—	—	828
Comprehensive loss:
Net loss for the year ended March 31, 2001	—	—	—	(10,602)	(10,602)
Unrealized gain on available-for-sale securities	—	—	485	—	485
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(5)	—	(5)

Comprehensive loss	—	—	—	—	(10,122)

Balance at March 31, 2001	11,932	154,494	480	(12,165)	142,809
Issuance of common stock on exercise of options under stock option plans	225	1,157	—	—	1,157
Issuance of common stock under employee stock purchase plan	71	689	—	—	689
Comprehensive loss:
Net loss for the year ended March 31, 2002	—	—	—	(22,618)	(22,618)
Unrealized loss on available-for-sale securities	—	—	(675)	—	(676)
Reclassification adjustments for loss on sale of available-for-sale investments	—	—	144	—	145

Comprehensive loss	—	—	—	—	(23,149)

Balance at March 31, 2002	12,228	156,340	(51)	(34,783)	121,506
Issuance of common stock on exercise of options under stock option plans	33	187	—	—	187
Issuance of common stock under employee stock purchase plan	81	522	—	—	522
Stock option consideration for Tavanza asset purchase	—	1,000	—	—	1,000
Comprehensive loss:
Net loss for the year ended March 31, 2003	—	—	—	(17,027)	(17,027)
Unrealized gain on available-for-sale securities	—	—	63	—	63
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(7)	—	(7)

Comprehensive loss	—	—	—	—	(16,971)

Balance at March 31, 2003	12,342	$158,049	$5	$(51,810)	$106,244

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,

	2003	2002	2001

Operating activities
Net loss	$(17,027)	$(22,618)	$(10,602)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	5,000	5,276	3,641
Amortization of intangible assets	215	—	—
Impairment of strategic and short-term investments	422	1,702	524
Loss on impairment and disposal of property and equipment	1,292	11,047	1,116
(Gain) loss on sale of short-term investments	(7)	145	(239)
Income tax receivable	244	—	—
Purchase of in-process research and development	793	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,518	6,494	(4,586)
Inventories	5,773	5,989	(1,006)
Prepaid expenses and other current assets	1,425	(304)	(1,819)
Other assets	(29)	(801)	75
Related party receivables	145	282	(1,778)
Intangible assets	(939)	—	—
Accounts payable	(221)	(8,830)	7,192
Accrued payroll	99	(1,174)	165
Accrued liabilities	1,103	(814)	1,445

Net cash provided by (used in) operating activities	3,806	(3,606)	(5,872)
Investing activities
Purchases of property and equipment	(2,593)	(6,656)	(19,019)
Purchase of strategic investments	(1,992)	(512)	(2,362)
Purchases of short-term investments	(132,145)	(139,472)	(177,614)
Proceeds from sale of property and equipment	168	20	—
Proceeds from sales of short-term investments	34,258	59,863	43,902
Proceeds from maturities of short-term investments	121,820	92,003	47,918

Net cash provided by (used in) investing activities	19,516	5,246	(107,175)
Financing activities
Principal payments on long-term debt	(2,318)	(1,787)	(1,138)
Borrowings on long-term debt	—	3,708	7,207
Principal payments on obligations under capital leases	(693)	(826)	(314)
Proceeds from the issuance of common stock, net of issuance costs	—	—	100,319
Proceeds from the exercise of stock options and employee stock purchase plan	709	1,846	1,781

Net cash (used in) provided by financing activities	(2,302)	2,941	107,855
Effect of exchange rate changes on cash	(207)	—	—

Increase (decrease) in cash and cash equivalents	20,813	4,581	(5,192)
Cash and cash equivalents at beginning of year	8,096	3,515	8,707

Cash and cash equivalents at end of year	$28,909	$8,096	$3,515

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      Business Activities. Celeritek, Inc. (the Company) designs and manufactures gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. The Company’s products are designed to facilitate broadband voice and data transmission in mobile handsets and wireless communication network infrastructures. The Company’s GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft and ground based and ship board radar systems, electronic counter measures and satellite applications.

      Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Celeritek UK Limited, Celeritek Korea, and Tavanza, Inc. Intercompany accounts and transactions have been eliminated. The Company’s reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end. Fiscal years 2003, 2002, and 2001 ended March 30, March 31, and April 1, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.

      Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are discussed in the critical accounting policies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Cash and Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

      Marketable equity and all debt securities are classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive loss, which is a component of stockholders’ equity. The Company uses the fair market value to determine fair value. The Company views its available-for-sale portfolio as available for sale in current operations. Accordingly, all investments are classified as short-term even though the stated maturity date may be a year or more beyond the current balance sheet date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income (expense) and other. Realized gains and losses are also included in interest income and other. The cost of securities sold is based on the specific identification method. Other than United States investment treasury instruments, the Company’s investment policy limits the amounts invested in any one institution or in any single type of instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of available-for-sale securities at cost, which approximates fair value:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
As of March 31, 2003
Money market funds	$27,297	$—	$—	$27,297
Certificate of deposits	504	—	—	504
U.S. Government and federal agency bonds	8,024	6	—	8,030
Corporate debt securities	28,494	20	(21)	28,493
Municipal bonds	19,400	—	—	19,400
Equities	10,300	—	—	10,300

Total	$94,019	$26	$(21)	$94,024

As of March 31, 2002
Money market funds	$7,775	$—	$—	$7,775
Certificate of deposits	502	—	—	502
U.S. Government and federal agency bonds	3,000	—	(7)	2,993
Corporate debt securities	74,646	94	(138)	74,602
Municipal bonds	12,500	—	—	12,500

Total	$98,423	$94	$(145)	$98,372

      Available for sale securities at March 31, 2003, by contractual maturity, are shown below:

	Estimated Fair Value
	March 31,

	2003	2002

	(In thousands)
Due in one year	$88,772	$84,211
Due after 1 years through 2 years	5,252	14,161

Total	$94,024	$98,372

      Above amounts are included in the following:

	March 31,

	2003	2002

	(In thousands)
Cash and cash equivalents	$27,297	$7,775
Short-term investments	66,727	90,597

Total	$94,024	$98,372

      Following is a reconciliation of cash and cash equivalents:

	March 31,

	2003	2002

	(In thousands)
Available-for-sale securities	$27,297	$7,775
Cash and bank accounts	1,612	321

Total	$28,909	$8,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross realized gains in fiscal 2003, 2002 and 2001, respectively were $0.007 million, $0.003 million and $0.005 million and gross realized losses in fiscal 2002 were $0.2 million and were included in earnings as a result of the sales of available for sale securities. There were no gross realized losses in fiscal 2003 or 2001.

      Concentration of Credit Risk. The Company sells its products primarily to original equipment manufacturers in the communications industry and government contractors. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Actual credit losses may differ from management’s estimates. To date, credit losses have been within management’s expectations, and the Company believes that an adequate allowance for doubtful accounts has been provided.

      Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

      Significant components of inventories are:

	March 31,

	2003	2002

	(In thousands)
Raw materials	$666	$2,346
Work-in-process	2,933	7,026

	$3,599	$9,372

      The Company records inventory write-downs for estimated obsolescence or unmarketable inventory. The Company’s write-downs for excess and obsolete inventory are primarily based upon forecasted demand and the Company’s backlog of orders for the product. Any inventory write-downs are reflected in cost of sales in the period the write-downs are made.

      Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over their respective estimated useful lives (generally five years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives of three to seven years or the lease term, whichever is less. Leasehold improvements are amortized by the straight-line method over their respective estimated useful lives of seven years or the lease term, whichever is less.

      Significant components of property and equipment are:

	March 31,

	2003	2002

	(In thousands)
Equipment	$35,122	$35,839
Furniture and fixtures	516	451
Leasehold improvements	1,819	2,509

	37,457	38,799
Accumulated depreciation and amortization	(26,428)	(23,960)

Net property and equipment	$11,029	$14,839

      Long-lived Assets and Strategic Investments. The Company regularly reviews its long-lived assets and strategic investments for indicators of impairment and assesses the carrying value of the assets against market values. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment is made.

      The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the undiscounted cash flow estimated to be generated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by these assets is less than the carrying amounts of those assets. The Company considers sensitivities to capacity, utilization and technological developments in making related assumptions.

      Stock-Based Compensation. The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. The Company records compensation related to employees stock awards under the intrinsic value method and accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value.

      Proforma information regarding net loss and net loss per share under the fair value method is presented below:

	Years Ended March 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Net loss, as reported	$(17,027)	$(22,618)	$(10,602)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,012)	(6,219)	(4,773)

Pro forma net loss	$(22,039)	$(28,837)	$(15,375)

Basic and diluted net loss per share:
As reported	$(1.39)	$(1.87)	$(0.94)

Pro forma	$(1.79)	$(2.39)	$(1.36)

      Revenue Recognition. Revenue related to product sales is recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is not probable at the time of shipment, the Company defers recognition of the revenue until payment is collected. The Company provides for expected returns based on past experience as well as current customer activities. Customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material. Shipping and handling costs are included in costs of goods sold for all periods presented.

      Product Warranty. The Company warrants its products against defects in design, materials and workmanship, generally for one year from the date of shipment for all of its products. The actual term could vary depending on the specific customers. An accrual for estimated future costs relating to warranty expense is recorded, as a percentage of revenue based on prior experience, when revenue is recorded and is included in cost of goods sold. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Research and Development. Research and development expenditures are charged to operations as incurred.

      Advertising. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for all years presented was immaterial.

      Net Loss Per Share. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the incremental shares issuable upon the assumed exercise of stock options if their effect is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for all periods presented:

	Years Ended March 31,

	2003	2002	2001

Options to purchase common stock	1,983,911	1,824,294	1,549,592
Average exercise price	$14.98	$16.39	$17.48

      Comprehensive Loss. Comprehensive loss comprises net loss and other comprehensive gain (loss). The Company records unrealized gains and losses on the mark-to-market of its available for sale investments as the only component of other comprehensive gain (loss).

      The components of comprehensive loss, net of related tax, for the years ended March 31, 2003, 2002, and 2001 were as follows:

	Years Ended March 31,

	2003	2002	2001

	(in thousands)
Net loss	$(17,027)	$(22,618)	$(10,602)
Unrealized gain (loss) on available for sale securities	63	(675)	485
Reclassification adjustments for (gain) loss on sale of available for sale securities	(7)	144	(5)

Comprehensive loss	$(16,971)	$(23,149)	$(10,122)

      The components of accumulated comprehensive loss, net of related tax, at March 31, 2003, 2002, and 2001 were as follows:

	March 31,

	2003	2002	2001

	(in thousands)
Accumulated deficit	$(51,810)	$(34,783)	$(12,165)
Unrealized gain (loss) on available for sale securities	5	(51)	480

Accumulated comprehensive loss	$(51,805)	$(34,834)	$(11,685)

      Foreign Currency Translation. The U.S. dollar is the functional currency for the Company’s foreign operations. Gains and losses on the reameasurement into United States dollars of amounts denominated in foreign currencies are included in net loss. The total foreign currency translation included in net loss was a loss of approximately $0.1 million in fiscal 2003 and was not material in fiscal 2002 and 2001.

      Principles of Consolidation. The consolidated financial statements include the accounts of Celeritek and its subsidiaries. All significant intercompany balances and transactions are eliminated on consolidation.

      Reclassification. Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Note 2.	Special Charges

      The special charges of $2.8 million recorded during the third quarter of fiscal 2003 were due to Motorola’s transition from the model 120v handset platform on which the Company was the sole source for power amplifier modules, to the next generation of handset platforms, for which the Company is not a supplier of power amplifier modules. As a result of this decrease in revenue and operations, the Company closed its office in Lincoln, United Kingdom and restructured various operations in the United States. The $2.8 million of special charges is comprised of operating lease and fixed asset impairments and employee termination charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $1.3 million of the $2.8 million total charge is due to an operating lease impairment, which was the result of equipment covered by operating leases no longer having economic value to the Company. Another $1.1 million of the $2.8 million total charge is due to the write off of certain Lincoln fixed assets, mainly equipment. The Lincoln building, which is owned by the Company, was reclassified to prepaid and other current assets as a current asset for resale. The Company expects to be able to sell the building in the next twelve months. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges. The total number of employees terminated in the United States and the United Kingdom was 44.

      During the fourth quarter of fiscal 2003, a portion of the impaired Lincoln, United Kingdom equipment was sold to a company founded by former Lincoln management for the fair market value of $0.3 million. Multiple quotes were received from third parties in order to determine the sales price of the equipment. In return for the sale of equipment, the Company received an unsecured note bearing interest at 5.25% per annum for the entire amount of the proceeds. After assessing the collectability of the note, which is payable in two lump sums over 24 months, the Company decided to record the gain on disposal as cash is received. The remaining impaired equipment is expected to be scrapped.

      The following table summarizes the Company’s special charges activity as follows (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Fiscal 2003 Special Charges	$350	$1,160	$1,326	$2,836
Cash Paid	(227)	—	(276)	(503)
Non-cash activity	—	(1,160)	—	(1,160)

Accrual balances, March 31, 2003	$123	$—	$1,050	$1,173

      In response to a decline in the wireless infrastructure and mobile handset markets, which included several semiconductor customers reducing their forecasted demand in the third quarter of fiscal 2002, the Company evaluated the ongoing value of its semiconductor capital assets. As a result of this analysis, the Company recorded an impairment charge of $11.0 million in the first nine months of fiscal 2002 related to certain assets for which expected future cash flows are insufficient to cover their carrying value. Of this charge, $10.5 million was a result of the write-down of capital assets related to excess capacity due to un-utilized wafer fabrication equipment and leasehold improvements undertaken to increase the wafer fabrication area. The $10.5 million write-down is comprised of $5.4 million related to abandoned leasehold improvements originally intended to expand the Company’s wafer fabrication facility and $5.1 million related to un-utilized wafer fabrication equipment. The fair value used to calculate the equipment impairment was obtained from third party sources.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Asset Acquisition

      On October 29, 2002, the Company acquired Tavanza, Inc. (“Tavanza”), a privately held development stage, fabless designer of power amplifier modules and components for cellular and wireless LAN products, in a merger transaction. The total purchase price of $6.1 million consists of the following (in thousands):

Cash	$3,568
Liabilities assumed	1,493
Fair value of assumed options	1,000
Acquisition legal and accounting costs	79

Total purchase price	$6,140

      At the acquisition date, Tavanza did not meet the accounting criteria to be considered a business acquisition. Accordingly, the Company accounted for this transaction as an acquisition of assets as follows. The Company allocated the acquisition purchase price to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Since the transaction was not accounted for as a business combination, no goodwill was recognized. Excess purchase price over the already allocated fair value of assets acquired was allocated on a pro rata basis to the intangible assets. The fair value assigned to intangible assets acquired was determined through established valuation techniques.

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

      Purchased intangible assets with definite useful lives are being amortized over that useful life beginning in the third quarter of fiscal 2003. The Company has no intangible assets with indefinite useful lives. In-process research and development of $4.4 million, at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore expensed.

Note 4.	Intangible Assets

      Intangible assets consist of the following (in thousands):

		March 31, 2003

		Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount

Patent application	4 years	$233	$(25)	$208
Assembled workforce	2 years	913	(190)	723

		$1,146	$(215)	$931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Costs Related to Shareholder Actions

      During the second quarter of fiscal 2003, the Company received an unsolicited conditional offer from Anaren Inc. for all of the outstanding shares of the Company’s common stock. The Board of Directors voted unanimously to reject the offer as not in the best interests of the Company’s shareholders. In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. Expenses for legal and investment advisors of $1.3 million for fiscal 2003 have been incurred relating to both of these actions and have been reported in loss from operations under the caption “Costs related to shareholder actions.” In March 2003, the Company changed its investment advisors. See note 17 for commitments arising from contracts for such services.

Note 6.	Product Warranty

      The Company warrants its products against defects in design, materials, and workmanship, generally for one year from the date of shipment for all of its products. The actual term could vary depending on the specific customers. An accrual for estimated future costs relating to warranty expense is recorded, as a percentage of revenue based on prior experience, when revenue is recorded and is included in cost of goods sold. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in the Company’s product liability during the three months and twelve months ended March 31, 2003 were as follows (in thousands):

	Three months		Twelve months
	ended March 31,		ended March 31,

	2003	2002	2003	2002

Beginning accrual balance	$500	$501	$500	$502
Warranties issued	80	77	243	378
Adjustment related to change in estimates	(100)	—	(100)	—
Charges incurred	(80)	(78)	(243)	(380)

Ending accrual balance	$400	$500	$400	$500

Note 7.	Strategic Investments

     Handset Design Company

      In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of March 31, 2003 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

     GaAs Foundry

      In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest. The Company has accounted for this investment using the cost basis in all reported periods.

      During fiscal 2002 and fiscal 2003, the Company recorded impairment charges of approximately $1.7 million and $0.4 million respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Related Party Transactions

      The Company has outstanding loans totaling $1.5 million at March 31, 2003 and $1.6 million at March 31, 2002 to certain officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by the Company, the principal outstanding will be due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002 or 2003. During fiscal 2001, 2002 and 2003 cash in the amount of $0.02 million, $0.3 million and $0.1 million, respectively, was received for the outstanding loans to officers and employees.

Note 9.	Accrued Liabilities

      Significant components of accrued liabilities are:

	March 31,

	2003	2002

	(In thousands)
Accrued expenses	$1,597	$636
Accrued commissions	657	775
Warranty accrual	400	500
Other	1,547	1,187

	$4,201	$3,098

Note 10.	Leases

      The Company leases equipment under capital and non-cancelable operating leases. The Company also leases certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2007. Property and equipment include the following amounts under leases that have been capitalized:

	March 31,

	2003	2002

	(In thousands)
Equipment	$8,413	$8,994
Less accumulated amortization	(4,069)	(2,652)

	$4,344	$6,342

      Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage. The leases are secured by the related assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2003:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$686	$3,880
2005	565	2,572
2006	279	775
2007	—	89
2008	—	56
Thereafter	—	499

Total minimum lease payments	1,530	$7,871

Less amounts representing interest	(140)

Present value of net minimum lease payments	1,390
Less current portion	(597)

	$793

      Rent expense was approximately $5.5 million, $7.2 million, and $5.9 million for the years ended March 31, 2003, 2002, and 2001, respectively.

Note 11.	Long-Term Debt

      The Company has various equipment notes outstanding with lenders, which are secured by the related equipment and carry interest rates ranging from 8.87% to 10.97%. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of March 31, 2003 the Company was in compliance with all covenants.

      Future minimum principle payments on debt consisted of the following at March 31, 2003:

Debt

(In thousands)
2004	$2,550
2005	1,829
2006	290

Total minimum principle payments	4,669
Less current portion	(2,543)

Non-current portion	$2,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.     Income Taxes

      Significant components of the provision (benefit) for income taxes are as follows:

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$(244)	$125
State	—	—	—
Foreign	136	64	—

Total current	136	(180)	125
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision (benefit) for income taxes	$136	$(180)	$125

      Income (loss) before provision for income taxes consisted of the following:

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Domestic	$(17,338)	$(23,076)	$(10,707)
Foreign	447	278	230

Income (loss) before provision for income taxes	$(16,891)	$(22,798)	$(10,477)

      The reconciliation of the provision (benefit) for income taxes computed at the United States federal statutory tax rate to the effective tax rate is as follows:

	Years Ended March 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands, except percentages)
At U.S. statutory rate	$(5,743)	(34.0)%	$(7,751)	(34.0)%	$(3,545)	(34.0)%
Change in valuation allowance	4,219	25.0	7,751	34.0	3,545	34.0
In-process research and development	1,501	8.9	—	—	—	—
Foreign taxes	136	0.8	64	0.3	—	—
Benefit due to change in tax law	—	—	(244)	(1.1)	—	—
Federal alternative minimum tax	—	—	—	—	125	1.2
Other	23	0.1	—	—	—	—

Provision (benefit) for income taxes	$136	0.8%	$(180)	(0.8)%	$125	1.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Inventory valuation	$5,650	$4,637
Accruals and reserves not deductible for tax purposes	2,005	6,394
Net operating loss carryforwards	12,829	7,158
Tax credit carryforwards	2,197	1,925
Other	896	484

Deferred tax assets	23,577	20,598
Valuation allowance	(22,972)	(20,598)

	$605	$—

Deferred tax liabilities:
Acquisition-related item	$(605)	$—

Net deferred tax assets	$—	$—

      As of March 31, 2003 the Company had net deferred tax assets of approximately $23.0 million. Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of March 31, 2003 was recorded.

      The valuation allowance for deferred tax assets increased by approximately $2.4 million, $9.7 million and $3.6 million during the years ended March 31, 2003, March 31, 2002 and March 31, 2001, respectively. Approximately $1.0 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of long-lived intangible assets of the acquired subsidiary and then income tax expense.

      As of March 31, 2003, the Company had federal net operating loss and tax credit carryforwards of approximately $35.3 million and $0.9 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2021 and 2012, if not utilized.

      The Company also had state net operating loss and tax credit carryforwards of approximately $14.0 million and $2.0 million, respectively. The state net operating loss and California Manufacturer’s Investment credit carryforwards will expire beginning in 2007 and 2010, if not utilized. The state research and development tax credits will carry forward indefinitely.

      Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Note 13.     Salary Deferral Plan

      The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors. Company contributions to the Plan were approximately $185,000 in fiscal 2003, $253,000 in fiscal 2002, and $159,000 in fiscal 2001. Administrative expenses relating to the Plan are insignificant.

Note 14.     Shareholders’ Equity

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

Employee Stock Purchase Plan

      Under the Company’s Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock were originally reserved for issuance to employees of the Company. On July 27, 2001 the Company’s shareholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance thereunder from 500,000 to 1,000,000. During the fiscal year ended March 31, 2003, 2002, and 2001, 80,645, 71,087, and 121,045 shares of common stock, respectively, were purchased under the ESPP. The Company has 381,206 shares remaining reserved for future issuance under this Plan.

Stock Option Plans

     1994 Stock Option Plan

      Under the 1994 Stock Option Plan (the 1994 Plan), which was approved in April 1994 and expires ten years from adoption, the Company may grant either incentive stock options or nonstatutory stock options to certain employees and consultants as designated by the Board of Directors. The 1994 Plan provides that (i) the exercise of an incentive stock option will be no less than the fair market value of the Company’s common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan. The number of shares reserved for issuance under the 1994 Plan shall be increased by an amount equal to the lesser of (i) 250,000 shares, (ii) 3% of the outstanding shares of the Company’s common stock on such a date or (iii) a lesser amount determined by the Board of Directors of the Company. The Company has reserved 1,874,947 shares for future issuance under the 1994 Plan.

     2000 Nonstatutory Stock Option Plan

      On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the 2000 Plan) under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. The Company has 200,000 shares remaining reserved for future issuance under the 2000 plan.

     Tavanza, Inc. Statutory Stock Option Plan

      On October 29, 2002, the Company assumed all the outstanding options to purchase Tavanza common stock included in the Tavanza, Inc. Statutory Stock Option Plan, (the Tavanza Plan). The Company has reserved 190,000 shares for future issuance under the Tavanza Plan upon exercise of the assumed options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the 1994 Plan, the 2000 Plan and the Tavanza Stock Option Plan is set forth below:

	Shares
	Available	Number of
	for Grant	Shares

						Weighted
		Options Outstanding				Average
						Exercise
						Price
			Price
			Per Share

Balance at March 31, 2000	250,086	1,078,320	$3.00	–	$52.63	$6.31
Additional shares authorized for 1994 Plan	750,000
Shares authorized for 2000 Plan	200,000
Options granted	(722,500)	722,500	12.63	–	53.75	31.43
Options exercised	—	(194,422)	3.00	–	7.63	4.90
Options canceled and expired	56,806	(56,806)	4.00	–	53.75	23.83

Balance at March 31, 2001	534,392	1,549,592	$3.00	–	$53.75	$17.48
Additional shares authorized for 1994 Plan	250,000
Options granted	(709,000)	709,000	10.00	–	14.53	11.02
Options exercised	—	(224,713)	3.00	–	13.13	5.15
Options canceled and expired	209,585	(209,585)	4.00	–	53.75	18.34

Balance at March 31, 2002	284,977	1,824,294	$3.00	–	$53.75	$16.39
Assumed Tavanza, Inc. Statutory stock option plan	200,000
Options granted	(375,000)	375,000	6.74	–	9.44	7.65
Options exercised	—	(33,324)	4.00	–	6.94	5.61
Options canceled and expired	171,059	(182,059)	3.00	–	53.75	15.09

Balance at March 31, 2003	281,036	1,983,911	$3.00	–	$53.75	$14.98

      At March 31, 2002 and 2001, outstanding options covering 1,074,169 and 585,031 shares were exercisable.

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$3.00– $7.05	702,203	6.47 years	$5.78	460,301	$5.17
$7.92–$12.13	768,500	8.71 years	$10.47	241,137	$10.88
$13.13–$53.75	513,208	7.39 years	$34.31	372,731	$33.40

	1,983,911	7.57 years	$14.98	1,074,169	$16.23

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

      Pro forma information regarding net loss and net loss per share, as disclosed in note 1, is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value for options granted prior to December 1995, the date of the initial public offering of the Company’s common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option-pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

	Years Ended March 31,

	2003	2002	2001

Risk-free interest rate	4.1%	5.0%	5.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	88.7%	90.5%	92.1%
Expected life of options	5 years	5 years	5 years

      The Company used the following weighted average assumptions for its ESPP:

	Years Ended March 31,

	2003	2002	2001

Risk-free interest rate	1.7%	4.1%	5.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	88.7%	90.5%	92.1%
Expected life of options	0.5 years	0.5 years	0.5 years

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

      The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2003, 2002, and 2001 was $5.92, $7.99, and $23.18, respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2003, 2002, and 2001 was $3.01, $6.35, and $4.11, respectively.

Outside Directors’ Stock Option Plan

      Under the Outside Directors’ Stock Option Plan (the Directors’ Plan), options are granted automatically at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted options to purchase 6,000 shares of common stock at their date of election or appointment to the Board. On the fourth anniversary of serving on the Board and on each anniversary thereof, each director is automatically granted an additional 1,500 options to purchase shares of common stock. During the fiscal year ended March 31, 2003, 12,000 options to purchase shares of common stock were granted. At March 31, 2003, options to purchase 45,000 shares of common stock were outstanding of which 33,000 options were exercisable at weighted average exercise prices of $9.01 and $9.72, respectively. The Company had 72,000 shares reserved for future issuance under the Directors’ Plan as of the end of fiscal 2003. See Note 20 for option grants subsequent to March 31, 2003.

Purchase Rights

      The Board of Directors declared a dividend of one right for each share of common stock (the Right) to be paid on April 8, 1999, to shareholders of record at such date. Each Right represents the right to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one one-thousandth of a share of preferred stock at an exercise price of $45.00 per Right. All common stock issued after April 9, 1999 contains the Right. See Note 20 for subsequent changes to the rights plan.

Note 15.     Business Segment Data and Related Information

      The Company operates in one business segment, the sale of GaAs-based products for the wireless communications market to semiconductor and subsystems customers.

      The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Revenue from semiconductor components was $29.3 million in fiscal 2003, $30.4 million in fiscal 2002 and $42.0 million in fiscal 2001. Revenue from GaAs-based subsystems was $20.1 million in fiscal 2003, $26.7 million in fiscal 2002 and $43.1 million in fiscal 2001.

     Significant customers representing 10% or more of total revenues

      During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales. During the fiscal year ended March 31, 2002, Motorola accounted for approximately 43% of net sales. During the fiscal year ended March 31, 2001, Motorola accounted for approximately 21% of net sales, and DMC Stratex Networks accounted for approximately 10% of net sales.

      The following is a summary of operations by geographic region:

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Net sales to customers:
United States	$16,366	$39,541	$49,780
China	9,771	—	—
Mexico	8,912	5,521	6,974
Japan	4,149	4,530	4,586
Europe	3,630	3,064	8,283
Korea	3,277	280	4,187
Brazil	2,357	2,336	4,054
Canada	710	—	—
Israel	32	262	5,726
Other	219	1,516	1,472

	$49,423	$57,050	$85,062

Net property and equipment:
United States	$9,997	$11,984	$20,761
United Kingdom	848	2,558	2,870
Philippines	139	297	367
South Korea	45	—	—

	$11,029	$14,839	$23,998

      Net sales to customers are based on the customers’ billing location. Long-lived assets are those assets used in each geographical area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Contingencies

      The Company operates in the semiconductor industry and may from time to time become party to litigation. Management is currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse effect on the Company’s financial condition or result of operations.

Note 17.     Commitments

      The Company has contractual commitments as of March 31, 2003, relating to its engagement of financial advisory firms pursuant to which the Company will be required to incur aggregate minimum future costs of approximately $1.75 million through November 2004, of which $0.9 million has been expensed in the first quarter of fiscal 2004. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction the Company may complete, or the value of its common stock in the event that there is no strategic transaction.

Note 18.     Supplemental Cash Flow Information

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Cash paid for interest	$711	$695	$412
Cash paid for income taxes	74	77	1
Capital lease obligations incurred to acquire equipment	100	189	335
Assumption of options as consideration for acquisition of Tavanza, Inc. assets	1,000	—	—

Note 19.     Quarterly Results of Operations (Unaudited)

      The following table presents unaudited quarterly data for the eight quarters ended March 31, 2003. This information has been presented on the same basis as the audited consolidated financial statements. All necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results. Results of operations for any quarter are not necessarily indicative of the results to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected for the entire fiscal year or for any future period. Certain amounts have been reclassified to conform to annual disclosures.

	Three Months Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2001	2001	2001(1)	2002(2)	2002	2002	2002(3)	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$14,012	$15,131	$14,680	$13,227	$15,341	$15,484	$10,523	$8,075
Gross profit (loss)	(1,214)	862	2,869	2,694	3,955	3,880	1,922	565
Loss from operations	(6,441)	(3,677)	(12,582)	(1,871)	(1,404)	(1,621)	(10,299)	(4,651)

Net loss	$(5,119)	$(2,732)	$(11,919)	$(2,848)	$(1,267)	$(1,168)	$(10,050)	$(4,542)

Basic and diluted net loss per share	$(0.43)	$(0.23)	$(0.99)	$(0.23)	$(0.10)	$(0.10)	$(0.82)	$(0.37)

Shares used in net loss per share calculation:
Basic and diluted	11,960	12,071	12,097	12,174	12,231	12,280	12,301	12,328

(1)	The quarter ended December 31, 2001 includes a fixed asset impairment charge of approximately $11.0 million.

(2)	The quarter ended March 31, 2002 includes a $1.7 million strategic investment write-down.

(3)	The quarter ended December 31, 2002 included a $4.4 million charge for in-process research and development and a $2.8 million dollar special charge due to restructuring activities.

Note 20.     Subsequent Events

      In May 2003 the Company’s Board of Directors entered into an agreement with the Celeritek Shareholder Protective Committee (the “Committee”). (See Note 5 Costs Related to Shareholder Actions for details during fiscal 2003). Under the terms of the settlement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the settlement, three directors nominated by the Committee and one member who is not affiliated with either the Company or the Committee.

      The four new directors were each automatically granted options to purchase 6,000 shares of common stock. Consequently, the Company currently has 3,000 options available for grant under the Directors’ Plan.

      On June 6, 2003 the Company amended the Rights Plan to accelerate the final expiration date of the Preferred Share Purchase Rights issued thereunder from April 8, 2009 to June 13, 2003. The Company terminated the Rights Plan upon expiration of the purchase rights on June 13, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

CELERITEK, INC.

Date: June 27, 2003	By: /s/ TAMER HUSSEINI Tamer Husseini Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature below constitutes and appoints Tamer Husseini and Margaret E. Smith, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TAMER HUSSEINI Tamer Husseini	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 27, 2003

/s/ MARGARET E. SMITH Margaret E. Smith	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ ROBERT J. GALLAGHER Robert J. Gallagher	Director	June 27, 2003

/s/ J. MICHAEL GULLARD J. Michael Gullard	Director	June 27, 2003

/s/ LLOYD I . MILLER Lloyd I. Miller	Director	June 27, 2003

/s/ BRYANT R. RILEY Bryant R. Riley	Director	June 27, 2003

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 27, 2003

/s/ CHARLES P. WAITE Charles P. Waite	Director	June 27, 2003

CERTIFICATIONS

      I, Tamer Husseini, certify that:

1.	I have reviewed this annual report on Form 10-K of Celeritek, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: June 27, 2003

By:	/s/ TAMER HUSSEINI

Name:	Tamer Husseini

Title:	Chief Executive Officer

      I, Margaret E. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Celeritek, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: June 27, 2003

By:	/s/ MARGARET E. SMITH

Name:	Margaret E. Smith

Title: Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
(in thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Period	of Period	Expenses	Deductions(1)	of Period

Year Ended 3/31/03	$1,183	$277	$834	$626
Year Ended 3/31/02	$1,977	$557	$1,351	$1,183
Year Ended 3/31/01	349	1,645	17	1,977

(1)	Deductions represent write-offs of uncollectable accounts receivable.

S-1

INDEX OF EXHIBITS

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant.
3.2		Bylaws of Registrant, as amended through May 28, 2003.
4	.1(2)	Form of Registrant’s Stock Certificate.
4	.2(2)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4	.3(6)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
4	.4(14)	Registration Rights Agreement, dated February 4, 2000, between the Registrant and the parties identified on Exhibit A thereto.
10	.1(2)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10	.2(4)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10	.3(10)	Employee Qualified Stock Purchase Plan, as amended, and form of Subscription Agreement.
10	.4(2)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10	.5(2)	Form of Directors’ and Officers’ Indemnification Agreement.
10	.6(2)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10	.7(3)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10	.8(7)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10	.9(8)	2000 Nonstatutory Stock Option Plan.
10	.10(8)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10	.11(9)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10	.12(11)	Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.
10	.13(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Tamer Husseini, dated November 22, 2002.
10	.14(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Margaret E. Smith, dated November 22, 2002.
10	.15(15)	Tavanza, Inc. 2000 Stock Incentive Plan.
21		Subsidiaries of Celeritek.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24		Power of Attorney (see signature page).
99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2(12)	Charter for the Audit Committee of the Board of Directors.
99	.3(12)	Charter for the Compensation Committee of the Board of Directors.
99	.4(12)	Charter for the Corporate Governance and Nominating Committee of the Board of Directors.
99	.5(12)	Corporate Governance Guidelines.
99	.6(13)	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee.

(Footnotes are on following page)

(1)	Incorporated by reference to our Form 8-K filed on July 29, 2002.

(2)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(3)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(5)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(7)	Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.

(10)	Incorporated by reference to our Form S-8 filed on August 15, 2001.

(11)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2002.

(12)	Incorporated by reference to our Form 8-K filed on April 16, 2003.

(13)	Incorporated by reference to our Form 8-K filed on May 28, 2003.

(14)	Incorporated by reference to our Form S-3 filed on February 25, 2000.

(15)	Incorporated by reference to our Form 8-8 filed on January 16, 2003.