Form 10-Q
period 2003-06-30
CELERITEK INC/CA
filed 2003-08-13
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-23576

CELERITEK, INC.

(Exact name of registrant as specified in its charter)

California	77-0057484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3236 Scott Blvd. Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

(408) 986-5060
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

     Common Stock, No Par Value: 12,345,445 shares as of July 25, 2003

CELERITEK, INC.

-i-

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2003	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,870	$28,909
Short-term investments	84,848	66,727
Accounts receivable, net	3,530	4,483
Inventories	3,469	3,599
Prepaid expenses and other current assets	1,929	1,925

Total current assets	99,646	105,643
Property and equipment, net	10,289	11,029
Intangible assets	803	931
Other assets	4,844	4,857

Total assets	$115,582	$122,460

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,035	$4,355
Accrued payroll	1,448	1,601
Accrued liabilities	4,331	4,201
Current portion of long-term debt	2,611	2,543
Current obligations under capital leases	651	597

Total current liabilities	14,076	13,297
Long-term debt, less current portion	1,443	2,126
Non-current obligations under capital leases	725	793
Shareholders’ equity (12,344,819 common and no preferred shares outstanding at June 30, 2003)	99,338	106,244

Total liabilities and shareholders’ equity	$115,582	$122,460

Note:	The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$6,572	$15,341
Cost of goods sold	6,017	11,386

Gross profit	555	3,955
Operating expenses:
Research and development	2,915	2,606
Selling, general and administrative	2,151	2,654
Cost related to shareholder actions	2,500	—
Intangible asset amortization	128	—

Total operating expenses	7,694	5,260
Loss from operations	(7,139)	(1,305)
Impairment of strategic investment	—	(330)
Interest income and other, net	241	368

Net loss	$(6,898)	$(1,267)

Basic and diluted loss per share	$(0.56)	$(0.10)

Weighted average common shares outstanding — basic and diluted	12,343	12,231

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	June 30,	June 30,
	2003	2002

Operating activities
Net loss	$(6,898)	$(1,267)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,211	1,561
Changes in operating assets and liabilities	1,732	4,888

Net cash used in operating activities	(3,955)	(5,182)
Investing activities
Purchase of property and equipment	(260)	(665)
Purchases of short-term investments	(52,875)	(16,325)
Purchases of strategic investments	—	(1,992)
Maturities and sale of short-term investments	34,755	19,124

Net cash provided (used) in investing activities	(18,380)	142
Financing activities
Payments on long-term debt	(615)	(558)
Payments on obligations under capital leases	(103)	(172)
Proceeds from issuance of common stock	14	36

Net cash used by financing activities	(704)	(694)
(Decrease) increase in cash and cash equivalents	(23,039)	4,630
Cash and cash equivalents at beginning of period	28,909	8,096

Cash and cash equivalents at end of period	$5,870	$12,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1
Interest	125	205
Capital lease obligations incurred to acquire equipment	89	—

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2003

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

The Company’s reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2004 and fiscal 2003 ended June 29, 2003 and June 30, 2002, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

2.	Stock Based Compensation

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

Proforma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended June 30,
	2003	2002
Net loss
As reported	$(6,898)	$(1,267)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,156)	(1,215)

Pro forma net loss	$(8,054)	$(2,482)
Basic and diluted net loss per share:
As reported	$(0.56)	$(0.10)

Pro forma	$(0.65)	$(0.20)

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair market value for options granted prior to December 1995, the date of the initial public offering of the Company’s common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option-pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

	Three months ended June 30,
	2003	2002
Risk-free interest rate	2.5%	4.1%
Dividend yield	0.0%	0.0%
Volatility	87.9%	88.7%
Expected life of options	5 years	5 years

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

The weighted average grant date fair value of options granted during the three months ended June 30, 2003 and 2002 was $5.25 and $6.20, respectively. There were no Employee Stock Purchases during the three months ended June 30, 2003 and 2002.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components:

	June 30,	March 31,
	2003	2003

	(In thousands)
Raw materials	$528	$666
Work-in-process	2,941	2,933

	$3,469	$3,599

4.	Loss per share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	June 30,

	2003	2002

Basic and Diluted
Net loss	$(6,898)	$(1,267)

Weighted common shares outstanding	12,343	12,231

Basic and diluted loss per common share	$(0.56)	$(0.10)

5.	Comprehensive loss

The components of comprehensive loss for the three-month period ended June 30, 2003 and 2002 are as follows (in thousands):

	Three months ended
	June 30,

	2003	2002

Net loss	$(6,898)	$(1,267)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(17)	96

Other comprehensive income (loss)	(17)	96

Comprehensive loss	$(6,915)	$(1,171)

6.	Strategic investments

The Company regularly reviews its investments for circumstances of impairment and assesses the carrying value of the assets against market value. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments is dependent on the performance of the companies invested in, as well as the marketability of these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, the Company may have to record additional impairment charges.

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of June 30, 2003 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest in the foundry. The Company has accounted for this investment using the cost basis in all reported periods.

During the fourth quarter of fiscal 2002 and the first and fourth quarter of fiscal 2003, the Company recorded impairment charges of approximately $1.7 million, $0.3 million and $0.1 million, respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The Company reviewed the investment as of June 30, 2003 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

7.	Intangible Assets

Intangible assets consist of the following (in thousands):

			March 31, 2003		June 30, 2003

		Gross		Net		Net
	Amortization	Carrying	Accumulated	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amortization	Amount

Patent application	4 years	$233	$(25)	$208	$(39)	$194
Assembled workforce	2 years	913	(190)	723	(304)	609

		$1,146	$(215)	$931	$(343)	$803

The Company has reviewed the carrying values of its intangible assets and has determined no indicators of impairment were present that would indicate the current carrying value of these intangible assets was impaired.

8.	Special Charges

The special charges of $2.8 million recorded during the third quarter of fiscal 2003 were due to Motorola’s transition from a handset platform on which the Company was the sole source for power amplifier modules, to the next generation of handset platforms, for which the Company is not a supplier of power amplifier modules. The special charges of $2.8 million are comprised of operating lease and fixed asset impairments and employee termination charges. The following table summarizes the Company’s special charges activity as follows (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Fiscal 2003 Special Charges	$350	$1,160	$1,326	$2,836
Cash paid in fiscal 2003	(227)	—	(276)	(503)
Non-cash adjustments and reconciliations in fiscal 2003	—	(1,160)	—	(1,160)

Accrual balances, March 31, 2003	123	—	1,050	1,173
Cash paid through the first three months of fiscal 2004	(123)	—	(272)	(395)

Accrual balances, June 30, 2003	$—	$—	$778	$778

9.	Product Warranty

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

Changes in the Company’s product liability during the three months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three months ended
	June 30,

	2003	2002

Beginning accrual balance	$400	$500
Warranties issued	69	60
Charges incurred	(68)	(60)

Ending accrual balance	$401	$500

10.	Cost Related to Shareholder Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Committee. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Committee and one member who is not affiliated with either the Company or the Committee.

The four new directors were each automatically granted options to purchase 6,000 shares of common stock. Consequently, the Company currently has 3,000 shares reserved for future issuance under the Directors’ Plan.

In the first quarter of fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.1 million in investment banking fees, including fees related to the special meeting, have been incurred and have been reported in loss from operations under the caption “Cost related to shareholder actions.”

11.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations as we have not elected to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 and, accordingly, have included such disclosures in the financial statements for the three months ended June 30, 2003.

In May 2003, the FASB issued Statement Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As we have not created or modified any financial instruments since the effective date of SFAS 150, we do not believe this Statement will have a material impact on our financial statements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. Management does not believe adoption of the consensus will have a material effect on the Company’s results of operations or financial condition.

12.	Rights Plan Termination

On June 6, 2003 the Company amended the Rights Plan to accelerate the final expiration date of the Preferred Share Purchase Rights issued thereunder from April 8, 2009 to June 13, 2003. The Company terminated the Rights Plan upon expiration of the purchase rights on June 13, 2003.

13.	Subsequent Events

In July 2003, the Company reduced its engineering headcount by four persons, in the United Kingdom. The Company expects this reduction to result in approximately $0.5 million to $0.8 million of termination expense and fixed asset impairment charges to research and development in the second quarter of fiscal 2004.

On July 25, 2003, the Company sold its building in Lincoln, United Kingdom for approximately $0.3 million, which resulted in a gain of approximately $0.05 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward looking statements in this report include, but are not limited to, those regarding: exploration of strategic alternatives; semiconductor revenue; the handset market during this fiscal year; sales of our infrastructure products; our gross margins; research and development expenses; investment banking fees and selling, general and administrative expenses; and our belief that our cash and borrowings from equipment financing should be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts. Some of the estimation processes affect current assets and liabilities and are therefore critical in assessing our financial and operating status. These estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our operations and financial position.

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

     Long-lived Assets and Strategic Investments. We regularly review our long-lived assets and strategic investments for indicators of impairment and assess the carrying value of the assets against market values. When impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment is made.

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

Result of Operations — First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003:

     This continues to be a difficult time for our business as evidenced by the reduced revenue this quarter. Celeritek is facing considerable business challenges resulting from excess capacity and increasing competition in the wireless communications market. The success of our new products, primarily our 3mm x 3mm power amplifier modules, is critical to our ability to achieve revenue levels significant enough for us to return to profitability.

     As previously announced, we reached an agreement with the Celeritek Shareholder Protective Committee in May. As part of this agreement, the Board has established a strategy committee to explore all strategic alternatives available to the company and to make recommendations to the board regarding the company’s strategic alternatives. Our investment bankers continue to assist with this process.

     Total net sales were $6.6 million for the first quarter of fiscal 2004, compared to $15.3 million for the first quarter of fiscal 2003, a decrease of 57%.

     Semiconductor sales were $1.6 million in the first quarter of fiscal 2004, compared to $9.3 million in the first quarter of fiscal 2003, a decrease of 83%. Sales in the first quarter of fiscal 2004 did not include any sales of power amplifier modules for handsets while sales in the first quarter of fiscal 2003 included $8.5 million of sales of power amplifier modules for handsets. Motorola, which was our largest customer for this product, transitioned from the handset platform on which we were the sole source for power amplifier modules, to new handset platforms for which we are not supplying modules. While sales of infrastructure products almost doubled in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, they were not significant enough to offset the loss of the handset related sales. We have designed several new products for the handset market and are currently providing samples of these products to customers. Until we secure design wins and significant production orders on new handset platforms, however, we do not expect to see any material increase in semiconductor sales.

     In addition to the foregoing, visibility of customer demand for power amplifier modules continues to be limited. The wireless communications market continues to suffer from excess capacity and increasing competition. We do not expect a strong recovery in the handset market in this fiscal year. In addition, the handset market has historically had seasonal and consumer trends in demand, which can cause variation in revenues in sequential quarters.

     Subsystem sales in the first quarter of fiscal 2004 were $5.0 million compared to $6.0 million in the first quarter of fiscal 2003, a decrease of 17%. Sales of subsystems products to defense customers decreased 7% to $5.0 million in the first quarter of fiscal 2004 from $5.4 million in the first quarter of fiscal 2003, and sales of subsystem products to commercial customers declined to zero in the first quarter of fiscal 2004 compared to $0.6 million in the first quarter of fiscal 2003. The decrease in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates from quarter to quarter. The decrease in commercial subsystem sales is due to continued weakness in the communications infrastructure market. We do not expect any significant sales this fiscal year for commercial infrastructure products.

     Gross margin was 8% of net sales in the first quarter of fiscal 2004 compared to 26% of net sales in the first quarter of fiscal 2003. The decrease in gross margin was primarily due to decreased semiconductor sales volume. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility. In fact, we expect our products to experience rapidly declining average sales prices, and if we do not decrease costs or develop new or enhanced products, our margins will suffer further reductions.

     Research and development expenses were $2.9 million, or 44% of net sales, in the first quarter of fiscal 2004 compared to $2.6 million, or 17% of net sales, in the first quarter of fiscal 2003, an increase of 12%. Research and development expenses increased due to our acquisition of Tavanza, which included an assembled workforce, and, to a lesser extent, our increased focus on defense product development. We expect research and development expenses to remain fairly consistent because of cost reduction strategies undertaken that have partially offset the addition of research and development expenses from the acquisition of Tavanza’s assets. A significant part of our research and development efforts are focused on developing semiconductor products for the market in South Korea. If we are not successful in introducing products and increasing our market share in South Korea, our revenues and financial condition will be negatively impacted.

     Selling, general and administrative expenses were $2.2 million, or 33% of net sales, in the first quarter of fiscal 2004 compared to $2.7 million, or 17% of net sales, in the first quarter of fiscal 2003, a decrease of 19%. The decrease was primarily due to lower selling costs driven by the decrease in revenues and lower personnel costs. In addition, we incurred management information systems consulting costs in the first quarter of fiscal 2003. We expect selling, general and administrative expenses to be fairly consistent with this quarter, absent any expenses related to the strategy committee’s activities.

     The $2.5 million of costs related to shareholder actions in the first quarter of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.1 million in investment banking fees, including fees related to the special meeting. We expect to incur additional investment banking fees of at least $0.9 million through March 2004.

     The $0.3 million impairment of strategic investment included in the first quarter of fiscal 2003 was the result of a further impairment of our investment in a Taiwanese foundry. During the fourth quarter of fiscal 2002, we recorded an impairment charge of approximately $1.7 million related to our cost basis strategic investment in the Taiwanese foundry. During the fourth quarter of fiscal 2002, we reviewed updated financial statements and projections from the foundry. Significant decreases in actual and expected revenues, net income and cash balances were observed as compared with the original projections. In addition, the foundry had no current customers. With this backdrop, combined with the downturn in the semiconductor industry and our excess semiconductor capacity, we determined there was a decline in the value of the foundry that was other than temporary. The additional impairment charge included in the first quarter of fiscal 2003 results was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002.

     The $2.8 million of special charges recorded in the third quarter of fiscal 2003 were due to Motorola’s decision to transition from a handset platform on which we were the sole source for power amplifier modules, to new handset platforms, for which we will not be supplying power amplifier modules. The $2.8 million of special charges is made up of both operating lease and fixed asset impairments and employee termination charges.

     The following table summarizes our special charges activity as follows (in thousands):

	Employee
	Termination	Excess	Lease
	Costs	Equipment	Impairments	Total

Fiscal 2003 Special Charges	$350	$1,160	$1,326	$2,836
Cash paid in fiscal 2003	(227)	—	(276)	(503)
Non-cash adjustments and reconciliations in fiscal 2003	—	(1,160)	—	(1,160)

Accrual balances, March 31, 2003	123	—	1,050	1,173
Cash paid through the first three months of fiscal 2004	(123)	—	(272)	(395)

Accrual balances, June 30, 2003	$—	$—	$778	$778

     Amortization of intangibles was $0.1 million during the first quarter of fiscal 2004. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003.

     Interest income and other, net was $0.2 million in the first quarter of fiscal 2004 compared to $0.3 million in the first quarter of fiscal 2003. The decrease in interest income and other, net, was primarily due to lower interest rates.

     Subsequent to the end of the first quarter, in July 2003, we reduced the engineering headcount by four persons in the United Kingdom. We expect this reduction to result in approximately $0.5 million to $0.8 million of termination expense and fixed asset impairment charges in research and development in the second quarter of fiscal 2004.

     On July 25, 2003, we sold the building in Lincoln, United Kingdom for approximately $0.3 million, which resulted in a gain of approximately $0.05 million.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of June 30, 2003, we had $5.9 million in cash and cash equivalents, $84.8 million in short-term investments and $85.6 million in working capital.

     Net cash used by operating activities was $3.9 million in the first three months of fiscal 2004 and was due mainly to the quarterly net loss partially offset by decreases in accounts receivable and inventory and increases in accounts payable and accrued liabilities. Net cash used by operating activities was $5.2 million in the first three months of fiscal 2003 and was due mainly to decreases in accounts payable and other current liabilities. Net cash used by investing activities was $18.4 million in the first three months of fiscal 2004 and was due to the purchase of short-term investments of $52.9 million and the purchase of property and equipment of approximately $0.3 million offset by the proceeds from the sale and maturities of short-term investments of approximately $34.8 million. Net cash provided by investing activities was $0.1 million in the first three months of fiscal 2003 and was due to the proceeds from the sale and maturities of short-term investments of approximately $19.1 million offset by the purchase of short term investments of $16.3 million, the purchase of property and equipment of approximately $0.7 million and the strategic investment of $2.0 million.

     Net cash used by financing activities was $0.7 million in the first three months of fiscal 2004 and was due to principal payments on long-term debt of approximately $0.6 million and payments on capital leases of approximately $0.1 million. Net cash used by financing activities was approximately $0.7 million in the first three months of fiscal 2003 and was due to principal payments on long-term debt of approximately $0.6 million and payments on capital leases of approximately $0.2 million. As of June 30, 2003, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits. Given our cash position, we currently do not have a line of credit.

     We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain officers and employees totaling approximately $1.5 million at June 30, 2003. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have various equipment notes outstanding with lenders, which are secured by the equipment. Several of these notes have covenants pertaining to liquidity levels and minimum tangible net worth. As of June 30, 2003 we were in compliance with all covenants.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of June 30, 2003 (in thousands):

	Fiscal Year

	Total	2004	2005	2006	2007	2008

Contractual Obligations
Long-term debt obligations	$4,387	$2,163	$1,922	$302	$—	$—
Capital lease obligations	1,467	554	634	279	—	—
Operating lease obligations	7,148	3,212	2,928	905	73	30
Open purchase order commitments	1,521	1,521	—	—	—	—

Total	$14,523	$7,450	$5,484	$1,486	$73	$30

     The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 income statement.

     In addition, we have contractual commitments as of June 30, 2003, relating to our engagement of financial advisory firms pursuant to which we will be required to incur aggregate minimum future costs of approximately $0.9 million through March 2004. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction we may complete, or the value of our common stock in the event that there is no strategic transaction.

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

     We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future and will be a very important component in our plans for returning to profitability. In particular, we are currently marketing our products to large OEMs in the wireless handset market to whom we have not in the past sold our power amplifier products. If we fail to secure design wins from one or more of these large OEMs, if the design wins we do secure do not result in significant production volumes for our customers and consequently, we are unable to secure significant sales to major new OEM customers, our revenues will be less than anticipated and we will not be profitable.

     In addition, if we lose any of our existing major customers, our operating results and business would be harmed. In the first three months of fiscal year 2004, sales to our top ten customers accounted for approximately 64% of our net sales, with one customer making up approximately 16% and another customer making up approximately 11% of those net sales. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We had been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola transitioned to new platforms, and it selected a sole source supplier other than us for its new platforms. We did not receive any revenue from products for the handset market in the first quarter of fiscal 2004 nor do we expect revenue sufficient to replace the Motorola revenue in the next several quarters. Although we intend to compete for Motorola’s business in the future, there can be no assurance that we will be successful. If we were to lose another major customer, or if orders by any of our remaining major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

Because many of our expenses are fixed, we will not achieve profitability until our revenues significantly increase.

     Our business requires us to invest heavily in manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, are fixed and do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. We committed to significant expenditures in capital equipment and facilities in fiscal 2001 based on customer demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. We are relying on increased sales to large OEMs in the wireless handset market in order to realize a significant increase in revenues. If these sales do not materialize, and if our revenues do not significantly increase to a level commensurate with our installed capacity, we will be unable to achieve profitability.

We need to keep pace with rapid product and process development and technological changes to be competitive.

     We compete in markets with rapidly changing technologies, evolving industry standards and continuous improvements in products. To be competitive we will need to continually improve our products and keep abreast of new technology and our ability to grow will depend substantially on our ability to continue to apply our GaAs semiconductor components expertise to existing and emerging wireless communications markets. For example, we recently introduced 3mm x 3mm indium gallium phosphide heterojunction bipolar transistor (“InGaP HBT”) power amplifier modules, and hope to secure design wins and production orders for this product from mobile handset manufacturers. However, our competitors may introduce products using similar technologies, and new process technologies could be developed that have characteristics that are superior to our InGaP HBT process or our other current processes. If we are unable to develop and maintain competitive processes or design products using new technologies, and if we are unable to secure production orders for these products, we will not achieve the significant increase in revenues necessary to achieve profitability, and our business and operating results will suffer. We cannot assure you that we will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards. Any significant delays in our development, introduction or shipment of products could seriously harm our business, operating results and financial condition.

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

     In October 2002, we acquired Tavanza, Inc., and we may make additional investments in or acquire complementary companies, products or technologies. These acquisitions involve numerous risks, including problems combining or integrating the purchased operations, technologies or products; unanticipated costs; diversion of management’s attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the acquired organizations. In addition, in the event of any such investments or acquisitions, we could issue stock that would dilute our current shareholders’ percentage ownership, incur debt, assume liabilities, incur amortization or impairment expenses related to goodwill and other intangible assets, or incur large and immediate write-offs. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. For example, with the acquisition of Tavanza, we acquired the technology necessary to introduce 3mm x 3mm power amplifier modules with lower cost packaging. Previous to this product introduction, most power amplifier modules were 6mm x 6mm. Although we have completed development of the 3mm x 3mm power amplifier modules and have begun to deliver samples of these parts to our potential customers, there can be no assurance that our customers will adopt these products for use in handsets. In addition, several of our competitors have recently introduced similar products. If our customers do not purchase our new power amplifier modules, our development and integration efforts will have been unsuccessful, and our business may suffer.

We are exposed to general economic, market and, additionally, industry conditions.

     Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. Additionally, industry forecast of sales of handsets for calendar 2003 continue to show expectations of zero to low growth with rising concerns regarding excess inventory levels. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

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

     During the first three months of fiscal 2004, sales to international customers accounted for 35% of our net sales. During fiscal 2003, sales to international customers accounted for 67% of our net sales. During fiscal 2002, sales to international customers accounted for 31% of our net sales. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Uncertainties resulting from the recent proxy contest and the exploration of strategic alternatives may adversely affect our business and may hamper our ability to retain key personnel.

     In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove our Board of Directors from office and replace them with a different slate of candidates. Although we have reached an agreement with the Celeritek Shareholder Protective Committee as described in our Form 10-K and other public filings, uncertainties resulting from the proxy contest and our exploration of strategic alternatives may adversely affect our business and hamper our ability to retain our executives or key personnel in our engineering and other departments. If we fail to retain executives or key engineering personnel, our ability to develop products, especially new products such as the recently introduced 3mm x 3mm power amplifier modules, will be harmed and our revenues will likely decline. In addition, we anticipate that we will incur additional expenses of at least $0.9 million through March 2004 for advisory services related to the activities of our strategy committee with respect to the considerations of strategic alternatives available to us. However, expenses could be greater than anticipated, which would negatively affect our earnings.

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

     If the number of SARS cases rises or spreads to other areas, our sales and operating results could be harmed.

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of June 30, 2003, our backlog was approximately $13.1 million, of which 78% was from defense customers and 22% was from commercial customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

     Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. For example, in the fourth quarter of fiscal 2001, we began volume production of a new product, HBT modules. We experienced lower than expected yields and start-up quality issues with the subcontractor who is assembling the modules. These issues resulted in lower gross margins than expected. In addition, with the acquisition of Tavanza, we acquired the technology necessary to introduce 3mm x 3mm power amplifier modules with lower cost packaging. Although we have completed development of the 3mm x 3mm power amplifier modules and have begun to deliver samples of these parts to our potential customers, we have limited experience with these modules. Consequently, our production yields may be lower than expected, and we cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable yields in the future, our business, operating results and financial condition will suffer.

Decreases in our customers’ sales volumes could result in decreases in our sales volumes.

     Our current semiconductor product strategy is to design standard products that can be used by different customers for a variety of applications. Any significant increase in our sales volume is dependent on our achieving a considerable number of design wins. Additionally, where our products are designed into an original equipment manufacturer’s product, our sales volumes will be dependent upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for mobile handsets, for wireless infrastructure equipment and for defense communications systems. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products. For example, in 2001, our operating results were adversely affected when major customers experienced a reduction in anticipated demand for wireless communications networks. Additionally, industry forecasts of sales of handsets for calendar 2003 continue to show zero to low growth expectations.

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

     Silicon semiconductor technologies are the dominant process technologies for integrated circuits, and the performance of silicon integrated circuits continues to improve. Our prospective customers may be systems designers and manufacturers who are evaluating these silicon technologies and, in particular, silicon germanium versus gallium arsenide integrated circuits for use in their next generation high performance systems. Customers may be reluctant to adopt our gallium arsenide products because of:

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

     Most of our products are components in mobile handsets, wireless infrastructure equipment or defense communications systems. The sales cycle associated with our products is typically lengthy, and can be as long as two years, due to the fact that our customers conduct significant technical evaluations of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from us and our customers to ensure that our product designs are fully qualified to perform with the customers’ equipment. The qualification process may result in the cancellation or delay of anticipated product shipments, thereby harming our operating results.

     In addition, our inventory can rapidly become out dated due to the short life cycle of the end products that incorporate our products. For example, the life cycle of mobile handsets has been and is expected to continue to be relatively short with models, features and functionality evolving rapidly. In fiscal 1999, 2002 and 2003, we wrote off out dated inventory when one of our customers stopped producing the mobile handsets that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out dated inventory levels if our customers’ products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

     In December 2000, we invested approximately $2.4 million in a GaAs foundry under construction in Taiwan. We made this investment to secure a portion of the foundry’s capacity for our use. During the fourth quarter of fiscal 2002 we recorded an impairment charge of approximately $1.7 million against the foundry investment, which was deemed to have an other than temporary decline in value. During the first and fourth quarter of fiscal 2003, we recorded additional impairments of $0.3 and $0.1 million respectively. We regularly review our investments for circumstances of impairment and assess the carrying value of the assets against market value. When impairment exists, we record an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments, such as the foundry, is dependent on the performance of the companies invested in, as well as the marketability for these investments. In assessing potential impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, we may have to record additional impairment charges.

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

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2003, our investment portfolio comprised approximately $6.2 million in money market funds and certificate of deposits and $84.3 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2003 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter for the Audit Committee of the Board of Directors. (1)

99.2	Charter for the Compensation Committee of the Board of Directors. (1)

99.3	Charter for the Corporate Governance and Nominating Committee of the Board of Directors. (1)

99.4	Corporate Governance Guidelines. (1)

99.5	Letter Agreement, dated May 18, 2003, between Celeritek, Inc. and the Celeritek Shareholder Protective Committee (2)

99.6	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee. (3)

(1)	Incorporated by reference to our Form 8-K filed on April 16, 2003.
(2)	Incorporated by reference to our Form 8-K filed on May 19, 2003.
(3)	Incorporated by reference to our Form 8-K filed on May 28, 2003.

(b)	Reports on Form 8-K.

We filed five reports of Form 8-K with the Securities and Exchange Commission during the period covered by this report, as follows:

1.	Report on Form 8-K filed on April 16, 2003 under Item 5 (Other Events), regarding our adoption of new board committee charters, corporate governance guidelines and change of control agreements.

2.	Report on Form 8-K filed on April 30, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our fourth quarter 2003 financial results.

3.	Report on Form 8-K filed on May 19, 2003 under Item 5 (Other Events), regarding the preliminary settlement with respect to the proxy contest and the cancellation of the special meeting of shareholders.

4.	Report on Form 8-K filed on May 28, 2003 under Item 5 (Other Events), regarding the definitive settlement with respect to the proxy contest and the cancellation of the special meeting of shareholders.

5.	Report on Form 8-K filed on June 9, 2003 under Item 5 (Other Events), regarding the amendment and termination of our Rights Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: August 13, 2003	/s/ MARGARET E. SMITH

Margaret E. Smith, Vice President, Chief Financial Officer and Assistant Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter for the Audit Committee of the Board of Directors. (1)

99.2	Charter for the Compensation Committee of the Board of Directors. (1)

99.3	Charter for the Corporate Governance and Nominating Committee of the Board of Directors. (1)

99.4	Corporate Governance Guidelines. (1)

99.5	Letter Agreement, dated May 18, 2003, between Celeritek, Inc. and the Celeritek Shareholder Protective Committee (2)

99.6	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee. (3)

(1)	Incorporated by reference to our Form 8-K filed on April 16, 2003.
(2)	Incorporated by reference to our Form 8-K filed on May 19, 2003.
(3)	Incorporated by reference to our Form 8-K filed on May 28, 2003.