Form 10-Q
period 2003-09-30
CELERITEK INC/CA
filed 2003-11-12
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

     Common Stock, No Par Value: 12,396,210 shares as of October 24, 2003

CELERITEK, INC.

-i-

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELERITEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2003	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,463	$28,909
Short-term investments	73,304	66,727
Accounts receivable, net	4,156	4,483
Inventories	3,257	3,599
Prepaid expenses and other current assets	2,945	1,925

Total current assets	97,125	105,643
Property and equipment, net	6,132	11,029
Intangible assets	—	931
Other assets	4,829	4,857

Total assets	$108,086	$122,460

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,923	$4,355
Accrued payroll	1,764	1,601
Accrued liabilities	3,975	4,201
Current portion of long-term debt	2,667	2,543
Current obligations under capital leases	628	597

Total current liabilities	12,957	13,297
Long-term debt, less current portion	758	2,126
Non-current obligations under capital leases	574	793
Shareholders’ equity (12,395,293 and 12,342,163 common and no preferred shares outstanding at September 30, 2003 and March 31, 2003, respectively)	93,797	106,244

Total liabilities and shareholders’ equity	$108,086	$122,460

Note:	The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$7,083	$15,484	$13,655	$30,825
Cost of goods sold	5,704	11,604	11,721	22,990

Gross profit	1,379	3,880	1,934	7,835
Operating expenses:
Research and development	2,914	2,738	5,829	5,443
Selling, general and administrative	2,243	2,263	4,394	4,917
Cost related to shareholder and strategic activities	213	500	2,713	500
Special charges	2,601	—	2,601	—
Intangible asset amortization	129	—	257	—

Total operating expenses	8,100	5,501	15,794	10,860
Loss from operations	(6,721)	(1,621)	(13,860)	(3,025)
Impairment of strategic investment	—	—	—	(330)
Interest income and other, net	991	453	1,232	920

Net loss	$(5,730)	$(1,168)	$(12,628)	$(2,435)

Basic and diluted loss per share	$(0.46)	$(0.10)	$(1.02)	$(0.20)

Weighted average common shares outstanding – basic and diluted	12,374	12,280	12,359	12,256

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	September 30,	September 30,
	2003	2002

Operating activities
Net loss	$(12,628)	$(2,435)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	5,603	2,836
Changes in operating assets and liabilities	(17)	8,197

Net cash provided by (used in) in operating activities	(7,042)	8,598
Investing activities
Purchase of property and equipment	(359)	(1,218)
Purchases of short-term investments	(80,332)	(58,048)
Purchases of strategic investments	—	(1,992)
Maturities and sale of short-term investments	73,646	55,642

Net cash used in investing activities	(7,045)	(5,613)
Financing activities
Payments on long-term debt	(1,372)	(1,131)
Payments on obligations under capital leases	(277)	(305)
Proceeds from issuance of common stock	290	471

Net cash used in financing activities	(1,359)	(965)
(Decrease) increase in cash and cash equivalents	(15,446)	2,020
Cash and cash equivalents at beginning of period	28,909	8,096

Cash and cash equivalents at end of period	$13,463	$10,116

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1	$3
Interest	243	388
Capital lease obligations incurred to acquire equipment	89	—

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2003

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

The Company’s reporting period consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2004 and fiscal 2003 ended September 28, 2003 and September 29, 2002, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission.

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

Pro forma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss
As reported	$(5,730)	$(1,168)	$(12,628)	$(2,435)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,165)	(1,268)	(2,321)	(2,483)

Pro forma net loss	$(6,895)	$(2,436)	$(14,949)	$(4,918)
Basic and diluted net loss per share:
As reported	$(0.46)	$(0.10)	$(1.02)	$(0.20)

Pro forma	$(0.56)	$(0.20)	$(1.21)	$(0.40)

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

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	3.5%	4.1%	3.5%	4.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	87.3%	88.7%	87.3%	88.7%
Expected life of options	5 years	5 years	5 years	5 years

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

The weighted average grant date fair value of options granted during the three months ended September 30, 2003 and 2002 was $5.12 and $5.26, respectively. The weighted average grant date fair value of Employee Stock Purchases shares granted during the three months ended September 30, 2003 and 2002 was $2.61 and $3.24, respectively.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components (in thousands):

	September 30,	March 31,
	2003	2003

Raw materials	$549	$666
Work-in-process	2,708	2,933

	$3,257	$3,599

4.	Loss Per Share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and Diluted
Net loss	$(5,730)	$(1,168)	$(12,628)	$(2,435)

Weighted common shares outstanding	12,374	12,280	12,359	12,256

Basic and diluted loss per common share	$(0.46)	$(0.10)	$(1.02)	$(0.20)

5.	Comprehensive Loss

The components of comprehensive loss for the three and six month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(5,730)	$(1,168)	$(12,628)	$(2,435)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(87)	(57)	(104)	39

Other comprehensive income (loss)	(87)	(57)	(104)	39

Comprehensive loss	$(5,817)	$(1,225)	$(12,732)	$(2,396)

6.	Strategic Investments

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

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of September 30, 2003 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest in the foundry. The Company has accounted for this investment using the cost basis in all reported periods.

During the fourth quarter of fiscal 2002 and the first and fourth quarter of fiscal 2003, the Company recorded impairment charges of approximately $1.7 million, $0.3 million and $0.1 million, respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The Company reviewed the investment as of September 30, 2003 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

7.	Intangible Assets

Intangible assets consist of the following (in thousands):

	Patent application			Assembled workforce

Amortization period	4 years			2 years

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

At March 31, 2003	$233	$(25)	$208	$913	$(190)	$723
Amortization - six months ended September 30, 2003	—	(28)	(28)	—	(229)	(229)
Reclassification to assets held for sale	(233)	53	(180)	(913)	419	(494)

At September 30, 2003	$—	$—	$—	$—	$—	$—

In late September 2003, the Company exited the wireless handset power amplifier market and was in final negotiations to sell certain tangible assets and all of its intangible assets. As a result, the Company reclassified certain tangible and intangible assets to be sold, as “Assets Held for Sale” as part of “prepaid expenses and other current assets” (note 8).

8.	Assets Held for Sale

Assets held for sale are intangible and tangible assets actively being marketed for disposal at September 30, 2003. The assets are stated at the lower of their carrying amounts and estimated fair value, net of selling costs, and are classified as current assets. The Company completed the sale of the identified assets on October 15, 2003. See Note 13 – Subsequent Events. The following table summarizes the assets classified as held-for-sale and the assessment of their carrying value (in thousands):

Assets held for sale	September 30, 2003

Tangible assets	468
Assembled workforce	495
Patent application	180

Total net book value	1,143
Expected proceeds, net	(960)

Impairment charge	183

9.	Special Charges

The special charges of $2.6 million recorded during the second quarter of fiscal 2004 were due to the Company’s restructuring activities at its Belfast facility in July 2003, and the Company’s decision to exit the wireless handset power amplifier market in September 2003. The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the writedown of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

The following table summarizes the Company’s special charges activity (in thousands):

	Employee		Impairment	Lease
	Termination	Excess	of Assets	Termination
	Costs	Equipment	held for sale	Costs	Total

Accrual balances, March 31, 2003	123	—	—	1,050	1,173
Fiscal 2004, second quarter special charges	—	2,418	183	—	2,601
Cash paid through the first six months of fiscal 2004	(123)	—		(446)	(569)
Non-cash adjustments	—	(2,418)	(183)	—	(2,601)

Accrual balances, September 30, 2003	$—	$—	$—	$604	$604

10.	Product Warranty

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

Changes in the Company’s product liability during the three and six months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Beginning accrual balance	$401	$500	$400	$500
Warranties issued	45	46	114	107
Charges incurred	(45)	(45)	(113)	(106)

Ending accrual balance	$401	$501	$401	$501

11.	Cost Related to Shareholder and Strategic Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Shareholder Committee. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee.

The four new directors were each automatically granted options to purchase 6,000 shares of common stock.

In the first six months of fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.4 million in investment banking fees were incurred and reported in loss from operations under the caption “Cost related to shareholder and strategic actions.”

12.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company will adopt FIN 46 in the third quarter of fiscal 2004 and this does not expect that this will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations as we have not elected to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 and, accordingly, have included such disclosures in the financial statements for the three and six month periods ended September 30, 2003.

In May 2003, the FASB issued Statement Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As we have not created or modified any financial instruments since the effective date of SFAS 150, we do not believe this Statement will have a material impact on our financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Management adopted the consensus in the second quarter of fiscal 2004 and it did not have a material effect on the Company’s results of operations or financial condition.

13.	Rights Plan Termination

On June 6, 2003, the Company amended its shareholder rights plan (the “Rights Plan”) to accelerate the final expiration date of the Preferred Share Purchase Rights issued thereunder from April 8, 2009 to June 13, 2003. The Company terminated the Rights Plan upon expiration of the purchase rights on June 13, 2003.

14.	Subsequent Events

In late September 2003, the Company exited the wireless handset power amplifier market and subsequently in early October 2003, reduced its headcount by 39 persons in the United States and 3 persons in Korea and is in the process of closing its Korean subsidiary and consolidating its Santa Clara operations into one building. The Company expects to incur approximately $2.4 million in special charges in the next several quarters related to employee termination expenses, building lease termination and facilities consolidation costs.

On October 15, 2003, the Company sold the intangible and certain tangible assets used to develop products for the wireless handset power amplifier market to Anadigics, Inc. for approximately $1.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward looking statements in this report include, but are not limited to, those regarding: focusing our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability; our consolidation of operations into one building in Santa Clara and the closing of our Korean subsidiary; expected special charges as a result of existing the wireless handset power amplifier market; our gross margins; research and development expenses; investment banking fees and selling, general and administrative expenses; and our belief that our cash and borrowings from equipment financing should be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

     Intangible Assets. We recorded intangible assets at fair value. Intangible assets with finite useful lives were amortized over their estimated useful life and amortization expense was classified as part of operating expenses. To date, we have only had intangible assets with finite useful lives. We regularly performed reviews to determine if the carrying values of our intangible assets were impaired. We looked for facts, circumstances, either internal or external, that may have indicated we may not have recovered the carrying value of the assets. We recorded impairment losses based on the amount by which the carrying amounts of such assets exceeded their fair values.

Overview

     In late September 2003, we exited the wireless handset power amplifier market. This decision was the result of severe pricing pressure and other adverse market conditions in the wireless handset industry that we believe would have prevented our handset related business from achieving acceptable gross margins. This decision will allow us to focus our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability. As a result of this action, we face increased reliance on the sales of our defense products and semiconductor products for commercial communications, both of which markets may have lower growth potential than the wireless handset market.

     As a result of this action, we incurred $2.6 million in special charges in the second quarter of fiscal 2004 for fixed and intangible asset impairment charges. The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

     On October 15, 2003, we sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc. We also terminated 42 employees in early October 2003, and are in the process of consolidating our Santa Clara operations into one building and closing our Korean subsidiary. We expect to incur special charges of approximately $2.4 million over the next several quarters related to employee termination expenses, a building lease termination and facilities consolidation costs.

     We anticipate realizing annual cost savings in the range of $9.0 to $10.0 million compared to our expense rate before these actions were taken.

Result of Operations – Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003:

     Total net sales were $7.1 million for the second quarter of fiscal 2004, compared to $15.5 million for the second quarter of fiscal 2003, a decrease of 54%.

     Semiconductor sales were $2.2 million in the second quarter of fiscal 2004, compared to $11.4 million in the second quarter of fiscal 2003, a decrease of 81%. Sales in the second quarter of fiscal 2004 did not include any sales of power amplifier modules for handsets, while sales in the second quarter of fiscal 2003 included $10.4 million of sales of power amplifier modules for handsets. Motorola, which was our largest customer for this product, transitioned from the handset platform on which we were the sole source for power amplifier modules, to new handset platforms for which we are not supplying modules. While sales of infrastructure products almost doubled in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, they were not significant enough to offset the loss of the handset related sales. Based on our decision to exit the wireless handset market, we do not expect any future sales for handset related products.

     Subsystem sales in the second quarter of fiscal 2004 were $4.9 million, compared to $4.1 million in the second quarter of fiscal 2003, an increase of 20%. The increase in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates from quarter to quarter.

     Gross margin was 19% of net sales in the second quarter of fiscal 2004, compared to 25% of net sales in the second quarter of fiscal 2003. The decrease in gross margin was primarily due to decreased semiconductor sales volume. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $2.9 million, or 41% of net sales, in the second quarter of fiscal 2004, compared to $2.7 million, or 18% of net sales, in the second quarter of fiscal 2003, an increase of 6%. Research and development expenses increased due to our acquisition of Tavanza. A significant part of our research and development efforts were focused on developing handset products for the market in South Korea. We expect research and development expenses to decrease because we exited the wireless handset power amplifier market and reduced our headcount accordingly.

     Selling, general and administrative expenses were $2.2 million, or 32% of net sales, in the second quarter of fiscal 2004, compared to $2.3 million, or 15% of net sales, in the second quarter of fiscal 2003, a decrease of 1%. The decrease was primarily due to lower selling costs driven by the decrease in revenues. We expect selling, general and administrative expenses to be fairly consistent with this quarter, absent any special charges.

     The $0.2 million in costs related to shareholder and strategic actions in the second quarter of fiscal 2004 was for investment banking fees. The $0.5 million in costs related to shareholder and strategic actions in the second quarter of fiscal 2003 was for legal and investment advisors in response to an unsolicited offer from Anaren Microwave, Inc. We expect to incur additional investment banking fees of at least $0.6 million through March 2004

     The special charges of $2.6 million in the second quarter of fiscal 2004 are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

     Amortization of intangibles was $0.1 million during the second quarter of fiscal 2004. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003. At the end of the second quarter of fiscal 2004, the intangible assets were reclassified to assets held for sale based on our decision in September 2003 to exit the wireless handset power amplifier market. These assets were subsequently sold on October 15, 2003; accordingly, no amortization expense will be recorded in future periods.

     Interest income and other, net was $1.0 million in the second quarter of fiscal 2004 compared to $0.5 million in the second quarter of fiscal 2003. The increase in interest income and other, net, was due to the collection of a customer’s order cancellation charge of $0.8 million, offset by lower interest rates on lower cash balances.

Result of Operations – First Six Months of Fiscal 2004 Compared to the First Six Months of Fiscal 2003:

     Total net sales were $13.7 million for the first six months of fiscal 2004, compared to $30.8 million for the first six months of fiscal 2003, a decrease of 56%.

     Semiconductor sales were $3.8 million in the first six months of fiscal 2004, compared to $20.8 million in the first six months of fiscal 2003, a decrease of 82%. Sales in the first six months of fiscal 2004 did not include any sales of power amplifier modules for handsets, while sales in the first six months of fiscal 2003 included $18.9 million of sales of power amplifier modules for handsets. Motorola, which was our largest customer for this product, transitioned from the handset platform on which we were the sole source for power amplifier modules, to new handset platforms for which we are not supplying modules. While sales of infrastructure products doubled in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003, they were not significant enough to offset the loss of the handset related sales. Based on our decision to exit the wireless handset market, we do not expect any future sales for handset related products.

     Subsystem sales in the first six months of fiscal 2004 were $9.9 million, compared to $10.0 million in the first six months of fiscal 2003, a decrease of 1%.

     Gross margin was 14% of net sales in the first six months of fiscal 2004, compared to 25% of net sales in the first six months of fiscal 2003. The decrease in gross margin was primarily due to decreased semiconductor sales volume. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $5.8 million, or 43% of net sales, in the first six months of fiscal 2004, compared to $5.4 million, or 18% of net sales, in the first six months of fiscal 2003, an increase of 9%. Research and development expenses increased due to our acquisition of Tavanza. A significant part of our research and development efforts were focused on developing handset products for the market in South Korea. We expect research and development expenses to decrease because we exited the wireless handset power amplifier market and reduced our headcount accordingly.

     Selling, general and administrative expenses were $4.4 million, or 32% of net sales, in the first six months of fiscal 2004, compared to $4.9 million, or 16% of net sales, in the first six months of fiscal 2003, a decrease of 11%. The decrease was primarily due to lower selling costs driven by the decrease in revenues and lower personnel costs. In addition, we incurred management information systems consulting costs of approximately $0.2 million in the first six months of fiscal 2003. We expect selling, general and administrative expenses to be fairly consistent with this quarter, absent any special charges.

     The $2.7 million in costs related to shareholder and strategic actions in the first six months of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.3 million in investment banking fees. The $.5 million in costs related to shareholder actions in the first six months of fiscal 2003 was for legal and investment advisors in response to an unsolicited offer from Anaren Microwave, Inc. We expect to incur additional investment banking fees of at least $0.6 million through March 2004.

     The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

     The $0.3 million impairment of strategic investment included in the first quarter of fiscal 2003 was the result of a further impairment of our investment in a Taiwanese foundry. The additional impairment charge was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002. We reviewed the investment as of September 30, 2003 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

     The following table summarizes our special charges activity (in thousands):

			Impairment
	Employee		of Assets	Lease
	Termination	Excess	Held for	Termination
	Costs	Equipment	Sale	Costs	Total

Accrual balances, March 31, 2003	123	—	—	1,050	1,173
Fiscal 2004, second quarter special charges	—	2,418	183	—	2,601
Cash paid through the first six months of fiscal 2004	(123)	—		(446)	(569)
Non-cash adjustments	—	(2,418)	(183)	—	(2,601)

Accrual balances, September 30, 2003	$—	$—	$—	$604	$604

     Amortization of intangibles was $0.2 million during the first six months of fiscal 2004. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003. At the end of the second quarter of fiscal 2004, the intangible assets were reclassified to assets held for sale based on our decision in September 2003 to exit the wireless handset power amplifier market. These assets were subsequently sold on October 15, 2003; accordingly, no amortization expense will be recorded in future periods.

     Interest income and other, net was $1.2 million in the first six months of fiscal 2004 compared to $0.9 million in the first six months of fiscal 2003. The increase in interest income and other, net, was due to the collection of a customer’s order cancellation charge of $0.8 million, offset by lower interest rates on lower cash balances.

     Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of September 30, 2003, we had $13.5 million in cash and cash equivalents, $73.3 million in short-term investments and $84.2 million in working capital.

     Net cash used by operating activities was $7.0 million in the first six months of fiscal 2004 and was due primarily to the quarterly net losses partially offset by non-cash impairment charges and decreases in accounts receivable and inventory. Net cash provided by operating activities was $8.6 million in the first six months of fiscal 2003 and was due mainly to decreases in accounts receivable and inventory and increases in accounts payable and other current liabilities.

     Net cash used by investing activities was $7.0 million in the first six months of fiscal 2004 and was due to the net purchases, sales and maturities of short-term investments of approximately $6.7 million and the purchase of property and equipment of approximately $0.4 million. Net cash used by investing activities was $5.6 million in the first six months of fiscal 2003 and was due to the net purchases, sales and maturities of short-term investments of approximately $2.4 million, the purchase of property and equipment of approximately $1.2 million, and further investment of approximately $2.0 million in a Korean handset design company.

     Net cash used by financing activities was $1.4 million in the first six months of fiscal 2004 and was due to principal payments on long-term debt of approximately $1.4 million and payments on capital leases of approximately $0.3 million offset by cash proceeds of $0.3 million from the issuance of common stock. Net cash used by financing activities was approximately $1.0 million in the first six months of fiscal 2003 and was due to principal payments on long-term debt of approximately $1.1 million and payments on capital leases of approximately $0.3 million off set by cash proceeds of $0.5 million from the issuance of common stock. As of September 30, 2003, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits. Given our cash position, we currently do not have a line of credit.

     We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain current and former employees totaling approximately $1.4 million at September 30, 2003. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have various equipment notes outstanding with lenders, which are secured by the equipment. Several of these notes have covenants pertaining to liquidity levels and minimum tangible net worth. As of September 30, 2003 we were in compliance with all covenants.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of September 30, 2003 (in thousands):

	Fiscal Year

	Total	2004	2005	2006	2007	2008

Contractual Obligations
Long-term debt obligations	$3,666	$1,442	$1,922	$302	$—	$—
Capital lease obligations	1,269	356	634	279	—	—
Operating lease obligations	6,508	2,260	3,240	905	73	30
Open purchase order commitments	1,912	1,648	264	—	—	—

Total	$13,355	$5,706	$6,060	$1,486	$73	$30

     The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 in the statement of operations.

     In addition, we have contractual commitments as of September 30, 2003, relating to our engagement of financial advisory firms pursuant to which we will be required to incur aggregate minimum future costs of approximately $0.6 million through March 2004. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction we may complete, or the value of our common stock in the event that there is no strategic transaction.

     We have outstanding letters of credit, secured by certificates of deposits, of approximately $0.5 million as security for capital leases for equipment.

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

     Our business requires us to maintain manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, are fixed and do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. Although we recently exited the wireless handset power amplifier market – which we believe will result in reduced expenses — we are nevertheless still relying on increased sales to manufacturers of commercial communications equipment and defense contractors in order to realize a significant increase in revenues. If these sales do not materialize, and if our revenues do not significantly increase to a level commensurate with our installed capacity, we will be unable to achieve profitability.

As a result of our recent exit from the wireless handset power amplifier business, we face risks relating to our increased reliance on sales of our defense products and semiconductor products for commercial communications.

     In late September 2003, we exited the wireless handset power amplifier business in order to focus our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability. There is, however, no guarantee that our exit from the wireless handset power amplifier business will enable us to reach profitability on a more expedited basis, or at all. In particular, we now face increased reliance on the sales of our defense products and semiconductor products for commercial communications, both of which markets may have lower growth potential than the wireless handset market. In addition, we may fail to manage successfully our exit from the wireless handset power amplifier business. If we do not properly manage our exit from the handset business, or if our projections with respect to the sales of our defense products and semiconductors products for commercial communications are incorrect, we may fail to achieve profitability and our business may suffer.

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

     Any unfavorable changes in the factors listed above or general industry and global economic conditions could significantly harm our business, operating results and financial condition. For example, during the third quarter of fiscal 2003, Motorola, our largest customer, began transitioning to new handset platforms for which we were not the selected supplier of power amplifier modules and our sales were negatively impacted. In addition, in late September 2003, we exited the wireless handset power amplifier market entirely. Due to fluctuations in our net sales and operating expenses, we believe that period to period comparisons of our results of operations are not good indications of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could decline.

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

     If we lose any of our existing major customers, our operating results and business would be harmed. In the first six months of fiscal year 2004, sales to our top ten customers accounted for approximately 65% of our net sales, with one customer making up approximately 15% and another customer making up approximately 12% of those net sales. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We had been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola transitioned to new platforms, and it selected a sole source supplier other than us for its new platforms. We did not receive any revenue from products for the handset market in the first six months of fiscal 2004 nor do we expect revenue sufficient to replace the Motorola revenue in the next several quarters. Furthermore, as discussed above, we have exited the wireless handset power amplifier market entirely. If we were to lose a major customer, or if orders by any of our major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

Consolidation of our Santa Clara operations into one facility involves a number of different risks that could adversely affect our business.

     In connection with our exit from the wireless handset power amplifier business, we are in the process of consolidating our Santa Clara operations, which are currently housed into two separate facilities, into one facility. We face a number of risks resulting from this consolidation, including, among other things: possible disruptions in our ability to manufacture our products in a timely fashion; unanticipated costs related to the move; the possible inability to obtain a permit for some of our equipment on a timely basis (which would prohibit our ability to move); and damage to our equipment as a result of our move. If any of the foregoing occur, we may be unable to manufacture and deliver our products in time to meet our customers’ demand and the costs of the move could be greater than anticipated, either of which would adversely affect our business and our ability to regain profitability.

We are exposed to general economic, market and, additionally, industry conditions.

     Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the wireless communications and defense industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to customers who supply equipment to service providers of voice and data services have been adversely affected due to significant decline in demand in the wireless infrastructure markets. If the economic conditions in the United States and globally do not improve, if we experience a worsening in the global economic slowdown or if the wireless infrastructure markets do not recover, we may continue to experience material adverse impacts on our business, operating results and financial condition.

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

Our sales to international customers expose us to risks that may harm our business

     Sales to international customers accounted for 30% of our net sales in the first six months of fiscal 2004, 67% of our net sales in fiscal 2003 and 31% of our net sales in 2002. The decline in the percentage of sales to international customers in fiscal 2004, as compared to fiscal 2003, is the result of the decline in sales of power amplifiers to Motorola. Almost all of our wireless handset power amplifier products were sold to Motorola’s foreign subsidiaries and contractors. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

     In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove our Board of Directors from office and replace them with a different slate of candidates. Although we have reached an agreement with the Shareholder Committee as described in our Form 10-K and other public filings, uncertainties resulting from the proxy contest and our exploration of strategic alternatives may adversely affect our business and hamper our ability to retain our executives or key personnel in our engineering and other departments. If we fail to retain executives or key engineering personnel, our ability to develop products, especially new products, will be harmed and our revenues will likely decline. In addition, we anticipate that we will incur additional expenses of at least $0.6 million through March 2004 for advisory services related to the activities of our strategy committee with respect to the considerations of strategic alternatives available to us. However, expenses could be greater than anticipated, which would negatively affect our earnings.

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of September 30, 2003, our backlog was approximately $12.9 million, of which 76% was from defense customers and 24% was from commercial customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

     Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog. In fact, in fiscal 2002, a significant portion of our backlog was cancelled due to changing market conditions. Certain of our customers in the wireless infrastructure market delayed and cancelled long-standing contracts in response to declining market demand.

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

     Our current semiconductor product strategy is to design standard products that can be used by different customers for a variety of applications. Any significant increase in our sales volume is dependent on our achieving a considerable number of design wins. Additionally, where our products are designed into an original equipment manufacturer’s product, our sales volumes will be dependent upon the commercial success of the original equipment manufacturer’s product. Sales of our major customers’ products can vary significantly from quarter to quarter. Accordingly, our sales could be adversely affected by a reduction in demand for wireless and defense communications systems. Our operating results have been significantly harmed in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in demand for our customers’ products.

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

     We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include CTT, JCA Technology, Miteq, and REMEC. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

     Most of our products are components in commercial or defense communications systems. The sales cycle associated with our products is typically lengthy, and can be as long as two years, due to the fact that our customers conduct significant technical evaluations of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from us and our customers to ensure that our product designs are fully qualified to perform with the customers’ equipment. The qualification process may result in the cancellation or delay of anticipated product shipments, thereby harming our operating results.

     In addition, our inventory can rapidly become out dated due to the short life cycle of the end products that incorporate our products. In fiscal 2003, we wrote off outdated inventory when one of our customers stopped producing the mobile handsets that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or out dated inventory levels if our customers’ products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

     In October 2002, we acquired Tavanza, Inc., and we may make additional investments in or acquire complementary companies, products or technologies. These acquisitions involve numerous risks, including problems combining or integrating the purchased operations, technologies or products; unanticipated costs; diversion of management’s attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the acquired organizations. For example, although we acquired Tavanza in October 2002, we recently exited the wireless handset power amplifier market, and we sold the assets that we acquired from Tavanza for significantly less than we originally paid for them. In addition, in the event of any such investments or acquisitions, we could issue stock that would dilute our current shareholders’ percentage ownership, incur debt, assume liabilities, incur amortization or impairment expenses related to goodwill and other intangible assets, or incur large and immediate write-offs. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At September 30, 2003, our investment portfolio comprised approximately $12.1 million in money market funds and certificate of deposits and $72.8 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2003 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

Foreign Currency Exchange Risk

     The current foreign exchange exposure in all international operations is deemed to be immaterial since all of our net sales and receivable, and the majority of liabilities are payable in U.S. dollars. A 10% change in exchange rates would not be material to our financial condition and results from operations. Accordingly, we do not use derivative financial instruments to hedge against foreign exchange exposure.

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

PART II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held on August 27, 2003. The results of the voting were as follows:

     Proposal 1: Election of Directors of the Company.

Nominee	Votes For	Votes Withheld

Tamer Husseini	6,941,635	1,216,366
Robert J. Gallagher	7,124,849	1,033,152
J. Michael Gullard	7,227,145	930,856
Lloyd I. Miller, III	7,282,765	875,236
Bryant R. Riley	7,084,014	1,073,987
Michael B. Targoff	7,281,740	876,261
Charles P. Waite	7,181,704	976,297

     Proposal 2: Ratification of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2003.

Votes For:	8,085,802
Votes Against:	64,347
Votes Abstaining:	7,852
Broker Non-Vote	0

     Proposal 3: Approval of Amendment to Outside Directors’ Stock Option Plan.

Votes For:	6,972,712
Votes Against:	1,146,360
Votes Abstaining:	38,929
Broker Non-Vote	0

     Proposal 4: Approval of Amendment to 1994 Stock Option Plan.

Votes For:	7,050,308
Votes Against:	1,098,381
Votes Abstaining:	9,312
Broker Non-Vote	0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We filed one report on Form 8-K with the Securities and Exchange Commission during the period covered by this report, as follows:

1.	Report on Form 8-K filed on July 22, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our first quarter 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: November 12, 2003	/s/ MARGARET E. SMITH

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