Form 10-Q
period 2003-12-31
CELERITEK INC/CA
filed 2004-02-13
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

     Common Stock, No Par Value: 12,458,128 shares as of January 25, 2004

CELERITEK, INC.

  -i-

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELERITEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2003	2003

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$12,406	$28,909
Short-term investments	71,219	66,727
Accounts receivable, net	5,375	4,483
Inventories	3,135	3,599
Prepaid expenses and other current assets	1,638	1,925

Total current assets	93,773	105,643
Property and equipment, net	5,693	11,029
Intangible assets	—	931
Other assets	4,673	4,857

Total assets	$104,139	$122,460

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,161	$4,355
Accrued payroll	1,288	1,601
Accrued liabilities	4,968	4,201
Current portion of long-term debt	2,741	2,543
Current obligations under capital leases	1,135	597

Total current liabilities	13,293	13,297
Long-term debt, less current portion	39	2,126
Non-current obligations under capital leases	7	793
Shareholders’ equity (12,454,128 and 12,342,163 common and no preferred shares outstanding at December 31, 2003 and March 31, 2003, respectively)	90,800	106,244

Total liabilities and shareholders’ equity	$104,139	$122,460

Note:	The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$7,714	$10,523	$21,369	$41,348
Cost of goods sold	5,084	8,601	16,805	31,591

Gross profit	2,630	1,922	4,564	9,757
Operating expenses:
Research and development	1,861	2,530	7,690	7,973
Selling, general and administrative	1,913	2,267	6,307	7,184
Cost related to shareholder and strategic activities	323	221	3,036	721
Special charges	1,939	2,783	4,540	2,783
In-process research and development	—	4,414	—	4,414
Intangible asset amortization	—	86	257	86

Total operating expenses	6,036	12,301	21,830	23,161
Loss from operations	(3,406)	(10,379)	(17,266)	(13,404)
Impairment of strategic investment	—	—	—	(330)
Interest income and other, net	258	329	1,490	1,249

Net loss	$(3,148)	$(10,050)	$(15,776)	$(12,485)

Basic and diluted loss per share	$(0.25)	$(0.82)	$(1.27)	$(1.02)

Weighted average common shares outstanding – basic and diluted	12,408	12,301	12,375	12,271

See accompanying notes.

CELERITEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	December 31,	December 31,
	2003	2002

Operating activities
Net loss	$(15,776)	$(12,485)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and other	6,651	6,202
Changes in operating assets and liabilities	5	13,319

Net cash (used in) provided by operating activities	(9,120)	7,036
Investing activities
Purchase of property and equipment	(717)	(2,312)
Sale of property and equipment	—	6
Purchases of short-term investments	(111,186)	(108,290)
Purchases of strategic investments	—	(1,992)
Maturities and sale of short-term investments	106,646	119,598

Net cash (used in) provided by investing activities	(5,257)	7,010
Financing activities
Payments on long-term debt	(2,016)	(1,718)
Payments on obligations under capital leases	(488)	(541)
Proceeds from issuance of common stock	378	471

Net cash used in financing activities	(2,126)	(1,788)
(Decrease) increase in cash and cash equivalents	(16,503)	12,258
Cash and cash equivalents at beginning of period	28,909	8,096

Cash and cash equivalents at end of period	$12,406	$20,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1	$75
Interest	351	560
Capital lease obligations incurred to acquire equipment	240	100

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2003

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

The Company’s reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2004 and fiscal 2003 ended December 28, 2003 and December 29, 2002, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission.

Certain amounts reported in previous years and interim periods have been reclassified to conform to the current year presentation.

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

Pro forma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss
As reported	$(3,148)	$(10,050)	$(15,776)	$(12,485)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,205)	(1,000)	(3,526)	(3,483)

Pro forma net loss	$(4,353)	$(11,050)	$(19,302)	$(15,968)
Basic and diluted net loss per share:
As reported	$(0.25)	$(0.82)	$(1.27)	$(1.02)

Pro forma	$(0.35)	$(0.90)	$(1.56)	$(1.30)

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair market value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Risk-free interest rate	—	4.1%	3.5%	4.1%
Dividend yield	—	0.0%	0.0%	0.0%
Volatility	—	88.7%	87.3%	88.7%
Expected life of options	—	5 years	5 years	5 years

The Company granted no stock options nor Employee Stock Purchase shares during the three months ended December 31, 2003.

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

The weighted average grant date fair value of options granted during the nine months ended December 31, 2003 was $5.12 and during the three and nine months ended December 31, 2002 was $5.00 and $5.92, respectively. The weighted average grant date fair value of Employee Stock

Purchases shares issued during the nine months ended December 31, 2003 and 2002 was $2.61 and $3.24, respectively.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components (in thousands):

	December 31,	March 31,
	2003	2003

Raw materials	$755	$666
Work-in-process	2,380	2,933

	$3,135	$3,599

4.	Loss Per Share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. The common equivalent shares from stock options excluded from the three and nine month periods ended December 31, 2003 were 160,744 and 168,651, respectively. The common equivalent shares from stock options excluded from the three and nine month periods ended December 31, 2002 were 113,571 and 173,409, respectively.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Basic and Diluted
Net loss	$(3,148)	$(10,050)	$(15,776)	$(12,485)

Weighted common shares outstanding	12,408	12,301	12,375	12,271

Basic and diluted loss per common share	$(0.25)	$(0.82)	$(1.27)	$(1.02)

5.	Comprehensive Loss

The components of comprehensive loss for the three and nine month periods ended December 31, 2003 and 2002 are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(3,148)	$(10,050)	$(15,776)	$(12,485)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	62	32	(42)	70

Other comprehensive income (loss)	62	32	(42)	70

Comprehensive loss	$(3,086)	$(10,018)	$(15,818)	$(12,415)

6.	Strategic Investments

The Company regularly reviews its investments for circumstances of other than temporary impairment and assesses the carrying value of the assets against market value. When an other than temporary impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment was made. The fair value of strategic investments is dependent on the performance of the companies invested in, as well as the marketability of these investments. In assessing potential other than temporary impairment of these investments, management considers these factors as well as forecasted financial performance of the investees. If these forecasts are not met or if market conditions change, the Company may have to record additional impairment charges.

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of December 31, 2003 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest in the foundry. The Company does not have significant influence over the management of the GaAs foundry and accordingly has accounted for the investment on a cost basis in all reported periods.

During the fourth quarter of fiscal 2002 and the first and fourth quarter of fiscal 2003, the Company recorded impairment charges of approximately $1.7 million, $0.3 million and $0.1 million, respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The Company reviewed the investment as of December 31, 2003 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

7.	Intangible Assets

Intangible assets consist of the following (in thousands):

	Patent application			Assembled workforce

	4 years			2 years

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortization period
At March 31, 2003	$233	$(25)	$208	$913	$(190)	$723
Amortization - nine months ended December 31, 2003	—	(28)	(28)	—	(229)	(229)
Reclassification to assets held for sale in September 2003	(233)	53	(180)	(913)	419	(494)

At December 31, 2003	$—	$—	$—	$—	$—	$—

In late September 2003, the Company exited the wireless handset power amplifier market and was in final negotiations to sell certain tangible assets and all of its intangible assets. As a result, the Company reclassified certain tangible and intangible assets to be sold, as “Assets Held for Sale” as part of “prepaid expenses and other current assets” (note 8).

8.	Assets Held for Sale

Assets held for sale as of September 30, 2003 were intangible and tangible assets actively being marketed for disposal. The assets were stated at the lower of their carrying amounts and estimated fair value, net of selling costs, and were classified as current assets. The Company completed the sale of the identified assets on October 15, 2003 for cash at the estimated fair value, net of selling costs. No gain or loss arose on the disposal in the three months ended December 31, 2003.

9.	Special Charges

The special charges of $1.9 million recorded during the third quarter of fiscal 2004 were due to the Company’s decision to exit the wireless handset power amplifier market and included $0.7 million in employee termination expenses, $1.1 million in building consolidation costs, and $0.1 million to close the Company’s Korean subsidiary.

The special charges of $2.6 million recorded during the second quarter of fiscal 2004 were due to the Company’s restructuring activities at its Belfast facility in July 2003, and the Company’s decision to exit the wireless handset power amplifier market in September 2003. The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the write down of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

At March 31, 2003, the Company held an accrual for $1.2 million relating to the fiscal 2003 restructuring described above. Employee termination accruals of $0.1 million were paid out over the following six month period. Lease termination cost accruals of $1.1 million represented the present value of future minimum payments under operating leases covering unused equipment. Such amounts will be paid through to lease expiry in fiscal 2005.

The following table summarizes the Company’s special charges activity (in thousands):

				Lease
				Termination
	Employee		Impairment	and
	Termination	Excess	of Assets	Relocation
	Costs	Equipment	held for sale	Costs	Total

Accrual balances, March 31, 2003	123	—	—	1,050	1,173
Fiscal 2004, second quarter special charges	—	2,418	183	—	2,601
Fiscal 2004, third quarter special charges	734	200	—	1,005	1,939
Cash paid through the first nine months of fiscal 2004 for special charges	(656)	—	—	(670)	(1,326)
Non-cash adjustments	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, December 31, 2003	$101	$—	$—	$1,385	$1,486

10.	Product Warranty

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

Changes in the Company’s product liability during the three and nine months ended December 31, 2003 and 2002 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Beginning accrual balance	$401	$501	$400	$500
Warranties issued	40	63	153	305
Charges incurred	(41)	(64)	(153)	(305)

Ending accrual balance	$400	$500	$400	$500

11.	Cost Related to Shareholder and Strategic Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Shareholder Committee. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee. In the first nine months of fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.7 million in investment banking fees were incurred and reported in loss from operations under the caption “Cost related to shareholder and strategic actions.”

12.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 in the third quarter of fiscal 2004 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As the Company has not created or modified any financial instruments since the effective date of SFAS 150, the Company does not believe this Statement will have a material impact on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Management adopted the consensus in the second quarter of fiscal 2004, and it did not have a material effect on the Company’s results of operations or financial condition.

13.	Rights Plan Termination

On June 6, 2003, the Company amended its shareholder rights plan (the “Rights Plan”) to accelerate the final expiration date of the Preferred Share Purchase Rights issued thereunder from April 8, 2009 to June 13, 2003. The Company terminated the Rights Plan upon expiration of the purchase rights on June 13, 2003.

14.	Subsequent Events

On January 14, 2004, the Company’s Board of Directors announced it had declared an extraordinary cash dividend of $4.50 per share to shareholders of record on February 5, 2004. The dividend will be paid on March 11, 2004 and will be recorded as a return of capital.

As a result of the extraordinary cash dividend, the Company will violate certain lending covenants on March 11, 2004, based on current agreements in place on approximately $2.3 million in capital leases and debt. Therefore, the Company has classified the total amount of $2.3 million under current liabilities. The Company has received notice from one lender that a capital lease of $0.9 million is payable in full by March 11, 2004. The Company is in the process of renegotiating the covenants on the remaining balance of $1.4 million in debt. There can be no assurance that the Company will successfully renegotiate the covenants, in which case the $1.4 million in debt may also become due on March 11, 2004.

15.	Contingent Liability

The Company’s sales to foreign customers are subject to export regulations, and foreign sales of some of the Company’s products require export licenses from the U.S. Department of State or the U.S. Department of Commerce. In particular, the Company has received notice from the Department of State suggesting that some products that the Company had treated as subject to the Department of Commerce’s Export Administration Regulations are in fact defense articles subject to the State Department’s International Traffic in Arms Regulations. The Company believes that this matter will be resolved without a significant adverse effect on its business. However, there is a possibility that the Company could be subject to substantial fines and/or other penalties that would adversely affect the Company’s results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward-looking statements in this report include, but are not limited to, those regarding: focusing our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability; anticipated annual cost savings in the range of $9.0 to $10.0 million as a result of exiting the wireless handset power amplifier market; our future gross margins; research and development expenses; expected investment banking fees and selling, general and administrative expenses; and our belief that our cash resources after the payment of the extraordinary cash dividend will be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Overview

     In late September 2003, we exited the wireless handset power amplifier market. This decision was the result of severe pricing pressure and other adverse market conditions in the wireless handset industry that we believe would have prevented our handset related business from achieving acceptable gross margins. Our exit from the wireless handset power amplifier market will allow us to focus our resources on market areas where we believe our core competencies will provide us the greatest opportunity of success in our goal of returning to profitability. As a result of this action, we face increased reliance on the sales of our defense products and semiconductor products for commercial communications, both of which markets may have lower growth potential than the wireless handset market.

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

     In October 2003, we sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc. We also terminated 42 employees in early October 2003. In December 2003, we consolidated our Santa Clara operations into one building and closed our Korean office. As a result of these activities, we incurred special charges of approximately $1.9 million in the third quarter of fiscal 2004 related to employee termination expenses, a building lease termination charge and facilities consolidation costs.

     We anticipate realizing annual cost savings in the range of $9.0 to $10.0 million compared to our expense rate before these actions were taken.

Result of Operations – Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003:

     Total net sales were $7.7 million for the third quarter of fiscal 2004, compared to $10.5 million for the third quarter of fiscal 2003, a decrease of 27%.

     Semiconductor sales were $3.0 million in the third quarter of fiscal 2004, compared to $5.5 million in the third quarter of fiscal 2003, a decrease of 45%. Semiconductor sales, excluding sales related to power amplifier modules for handsets and a milestone achievement in a development contract, were approximately $2.0 million in the third quarter of fiscal 2004. Comparatively, semiconductor sales, excluding power amplifier modules for handsets were approximately $2.0 million in the third quarter of fiscal 2003. Due to our decision to exit the wireless handset market, we do not expect any future sales for handset related products. Subsystem sales in the third quarter of fiscal 2004 were $4.7 million, compared to $4.9 million in the second quarter of fiscal 2003, a decrease of 4%. The decrease in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates from quarter to quarter.

     Gross margin was 34% of net sales in the third quarter of fiscal 2004, compared to 18% of net sales in the third quarter of fiscal 2003. The increase in gross margin was primarily due to the unanticipated sale of approximately $0.7 million of power amplifier modules for handsets where the corresponding costs were written off in prior periods as obsolete inventory and $0.4 million of sales for a milestone achievement in a contract to develop power amplifier modules for satellite handsets with the corresponding costs recorded in research and development expense. The increased revenue without a corresponding cost of sales contributed 10% to the gross margin improvement. The remaining improvement in gross margin is due to reduced overhead expenses, which are the result of headcount reductions and asset and lease impairments. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $1.9 million, or 24% of net sales, in the third quarter of fiscal 2004, compared to $2.5 million, or 24% of net sales, in the third quarter of fiscal 2003, a decrease of 26%. Research and development expenses decreased from the prior year due to our decision to exit the wireless handset market and the closure of our Lincoln design facility. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea. These decreases in spending were somewhat offset by increased spending on the development of defense products.

     Selling, general and administrative expenses were $1.9 million, or 25% of net sales, in the third quarter of fiscal 2004, compared to $2.3 million, or 22% of net sales, in the third quarter of fiscal 2003, a decrease of

16%. The decrease was primarily due to lower personnel costs associated with reduced headcount related to our cost reduction measures.

     The $0.3 million in costs related to shareholder and strategic actions in the third quarter of fiscal 2004 was primarily for investment banking fees. The $0.2 million in costs related to shareholder actions in the third quarter of fiscal 2003 was primarily for investment advisors in response to an unsolicited offer from Anaren Microwave, Inc. We expect to incur additional investment banking fees of at least $0.3 million through March 2004.

     The special charges of $1.9 million in the third quarter of fiscal 2004 are comprised of approximately $0.9 million of building lease termination costs, $0.2 million of facilities consolidation costs, approximately $0.7 million in employee termination expense and $0.1 million to close our Korean sales office.

     Amortization of intangibles was zero in the third quarter of fiscal 2004, compared to $0.1 million in the third quarter of fiscal 2003. The assets that were acquired as part of the Tavanza acquisition were sold in October 2003; therefore no amortization expense will be recorded in future periods.

     Interest income and other, net was $0.3 million in the third quarters of both fiscal 2004 and 2003.

Result of Operations – First Nine Months of Fiscal 2004 Compared to the First Nine Months of Fiscal 2003:

     Total net sales were $21.4 million for the first nine months of fiscal 2004, compared to $41.3 million for the first nine months of fiscal 2003, a decrease of 48%.

     Semiconductor sales were $6.7 million in the first nine months of fiscal 2004, compared to $26.3 million in the first nine months of fiscal 2003, a decrease of 75%. Semiconductor sales, excluding sales related to power amplifier modules for handsets and a milestone achievement in a development contract, were approximately $5.7 million for the first nine months of fiscal 2004. Comparatively, semiconductor sales, excluding power amplifier modules for handsets, were approximately $4.4 million for the first nine months of fiscal 2003. Due to our decision to exit the wireless handset market, we do not expect any future sales for handset related products. Subsystem sales in the first nine months of fiscal 2004 were $14.7 million, compared to $15.0 million in the first nine months of fiscal 2003, a decrease of 2%. The decrease in sales of subsystems products to defense customers is primarily the result of many defense customers making purchases for specific programs, and therefore product demand fluctuates.

     Gross margin was 21% of net sales in the first nine months of fiscal 2004, compared to 24% of net sales in the first nine months of fiscal 2003. The decrease in gross margin was primarily due to decreased semiconductor sales volume. During the third quarter of fiscal 2004, we sold approximately $0.7 million of power amplifier modules for handsets where the corresponding costs were written off in prior periods as obsolete inventory and $0.4 million of revenue for a milestone achievement in a contract to develop power amplifier modules for satellite handsets with the corresponding costs recorded in research and development expense. The increase in revenue without a corresponding cost of sales contributed 4% to the gross margin. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $7.7 million, or 36% of net sales, in the first nine months of fiscal 2004, compared to $8.0 million, or 19% of net sales, in the first nine months of fiscal 2003, a decrease of 4%. Research and development expenses decreased due to the closure of our Lincoln design center partially offset by the increased expense related to the Tavanza acquisition. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea.

     Selling, general and administrative expenses were $6.3 million, or 30% of net sales, in the first nine months of fiscal 2004, compared to $7.2 million, or 17% of net sales, in the first nine months of fiscal 2003, a decrease of 12%. The decrease was primarily due to lower selling costs driven by the decrease in revenues and lower personnel costs. In addition, we incurred management information systems consulting costs of approximately $0.2 million in the first nine months of fiscal 2003, which were not incurred in the first nine months of fiscal 2004.

     The $3.0 million in costs related to shareholder and strategic actions in the first nine months of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.6 million in investment banking fees. The $0.7 million in costs related to shareholder actions in the first nine months of fiscal 2003 was for legal and investment advisors in response to an unsolicited offer from Anaren Microwave, Inc. We expect to incur additional investment banking fees of at least $0.3 million through March 2004.

     The special charges of $4.5 million are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, $0.6 million of equipment impairment charges related to restructuring at the Belfast facility, $0.7 million in employee termination charges, $0.9 million for building lease termination costs, $0.2 million of facilities consolidation costs, and $0.1 million to close our Korean sales office.

     At March 31, 2003, the Company held an accrual for $1.2 million relating to the fiscal 2003 restructuring described above. Employee termination accruals of $0.1 million were paid out over the following six month period. Lease termination cost accruals of $1.1 million represented the present value of future minimum payments under operating leases covering unused equipment. Such amounts will be paid through to lease expiry in fiscal 2005.

     The following table summarizes our special charges activity (in thousands):

				Lease
				Termination
	Employee		Impairment	and
	Termination	Excess	of Assets	Relocation
	Costs	Equipment	held for sale	Costs	Total

Accrual balances, March 31, 2003	123	—	—	1,050	1,173
Fiscal 2004, second quarter special charges	—	2,418	183	—	2,601
Fiscal 2004, third quarter special charges	734	200	—	1,005	1,939
Cash paid through the first nine months of fiscal 2004 for special charges	(656)	—	—	(670)	(1,326)
Non-cash adjustments	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, December 31, 2003	$101	$—	$—	$1,385	$1,486

     Amortization of intangibles was $0.3 million during the first nine months of fiscal 2004, compared to $0.1 million in the first nine months of fiscal 2003. The assets that were acquired as part of the Tavanza acquisition were sold in October 2003; therefore no amortization expense will be recorded in future periods.

     The $0.3 million impairment of strategic investment included in the first quarter of fiscal 2003 was the result of a further impairment of our investment in a Taiwanese foundry. The additional impairment charge was determined after analysis of changes in the market values of public companies in the GaAs market from March 2002 to June 2002. We reviewed the investment as of December 31, 2003 and determined no indicators of further impairment were present that would indicate the current carrying value of the investment was impaired.

     Interest income and other, net was $1.5 million in the first nine months of fiscal 2004 compared to $1.2 million in the first nine months of fiscal 2003. The increase in interest income and other, net, was due to the collection of a customer’s order cancellation charge of $0.8 million in September 2003, offset by lower interest rates on lower cash balances.

     Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of December 31, 2003, we had $12.4 million in cash and cash equivalents, $71.2 million in short-term investments and $81.2 million in working capital.

     Net cash used by operating activities was $9.1 million in the first nine months of fiscal 2004 and was due primarily to the quarterly net losses partially offset by non-cash impairment charges and depreciation charges. Net cash provided by operating activities was $7.0 million in the first nine months of fiscal 2003 and was due primarily to decreases in accounts receivable and inventory and increases in accounts payable and other current liabilities. The net cash provided by changes in operating assets and liabilities was significantly higher in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2004. The decrease in accounts receivables and inventory during the first nine months of fiscal 2003 was due to a significant decline in our business levels and revenues. In addition, our accounts payable and accrued liabilities also increased during the first nine months of fiscal 2003 because of accrued costs related to our Tavanza acquisition and operating lease impairment charges.

     Net cash used by investing activities was $5.3 million in the first nine months of fiscal 2004 and was due to the net purchases, sales and maturities of short-term investments of approximately $4.5 million and the purchase of property and equipment of approximately $0.7 million. Net cash provided by investing activities was $7.0 million in the first nine months of fiscal 2003 and was due to the net purchases, sales and maturities of short-term investments of approximately $11.3 million, offset by the purchase of property and equipment of approximately $2.3 million, and further investment of approximately $2.0 million in a Korean handset design company.

     Net cash used by financing activities was $2.1 million in the first nine months of fiscal 2004 and was due to principal payments on long-term debt of approximately $2.0 million and payments on capital leases of approximately $0.5 million offset by cash proceeds of $0.4 million from the issuance of common stock. Net cash used by financing activities was approximately $1.8 million in the first nine months of fiscal 2003 and was due to principal payments on long-term debt of approximately $1.7 million and payments on capital leases of approximately $0.5 million off set by cash proceeds of $0.5 million from the issuance of common stock. As of December 31, 2003, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits. Given our cash position, we currently do not have a line of credit.

     On January 14, 2004, we announced our intention to pay an extraordinary cash dividend of $4.50 per share to shareholders of record as of February 5, 2004, payable on March 11, 2004. We expect the total dividend to be approximately $56.0 million.

     As a result of the extraordinary cash dividend, the Company will violate certain lending covenants on March 11, 2004, based on current agreements in place on approximately $2.3 million in capital leases and debt. Therefore, the Company has classified the total amount of $2.3 million under current liabilities. The Company has received notice from one lender that a capital lease of $0.9 million is payable in full by March 11, 2004. The Company is in the process of renegotiating the covenants on the remaining balance of $1.4 million in debt. There can be no assurance that the Company will successfully renegotiate the covenants, in which case the $1.4 million in debt may also become due on March 11, 2004.

     We believe that our cash resources after the payment of the extraordinary cash dividend and $2.3 million in capital leases and debt, will be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain current and former employees totaling approximately $1.4 million at December 31, 2003. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have various equipment notes outstanding with lenders, which are secured by the equipment. Several of these notes have covenants pertaining to liquidity levels and minimum tangible net worth. As a result of the extraordinary cash dividend, we will violate certain lending covenants on March 11, 2004, based on current agreements in place on approximately $2.3 million in capital leases and debt. Therefore, we have classified the total amount of $2.3 million under current liabilities. We have received notice from one lender that a capital lease of $0.9 million is payable in full by March 11, 2004. We are in the process of renegotiating the covenants on the remaining balance of $1.4 million in debt. There can be no assurance that we will successfully renegotiate the covenants, in which case the $1.4 million in debt may also become due on March 11, 2004.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of December 31, 2003 (in thousands):

Contractual Obligations

	Fiscal Year

	Total	2004	2005	2006	2007	2008

Long-term debt obligations	$2,945	$1905	$1,040	$—	$—	$—
Capital lease obligations	1,405	1,101	304	—	—	—
Operating lease obligations	5,361	924	3,400	934	73	30
Open purchase order commitments	1,429	977	452	—	—	—

Total	$11,140	$4,907	$5,196	$934	$73	$30

     The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 in the statement of operations and includes an operating lease obligation for a building that is no longer in use, for which a special charge of $0.9 million was recorded in the third quarter of fiscal 2004.

     In addition, we have contractual commitments as of December 31, 2003, relating to our engagement of financial advisory firms pursuant to which we will be required to incur aggregate minimum future costs of approximately $0.3 million through March 2004. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction we may complete, or the value of our common stock in the event that there is no strategic transaction.

     We have outstanding letters of credit, secured by certificates of deposits, of approximately $0.5 million as security for equipment leases.

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

     Our business requires us to maintain manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, are fixed and do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. Although we recently exited the wireless handset power amplifier market — which we believe will result in reduced expenses — we are nevertheless still relying on increased sales to manufacturers of commercial communications equipment and defense contractors in order to realize a significant increase in revenues. If these sales do not materialize, and if our revenues do not significantly increase to a level commensurate with our installed capacity, we will be unable to achieve profitability.

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

We may be subject to fines or other penalties as a result of violations of export regulations.

     Our sales to foreign customers are subject to export regulations, and foreign sales of some of our products require export licenses from the U.S. Department of State or the U.S. Department of Commerce. In particular, we have received notice from the Department of State suggesting that some products that we had treated as subject to the Department of Commerce’s Export Administration Regulations are in fact defense articles subject to the State Department’s International Traffic in Arms Regulations. We believe that this matter will be resolved without a significant adverse effect on our business. However, there is a possibility that we could be subject to substantial fines and/or other penalties that would adversely affect our results of operations.

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

     We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future and will be a very important component in our plans for returning to profitability. If we lose any of our existing major customers, our operating results and business would be harmed. In the first nine months of fiscal year 2004, sales to our top ten customers accounted for approximately 62% of our net sales, with one customer making up approximately 15% and another customer making up approximately 10% of those net sales. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We had been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola transitioned to new platforms, and it selected a sole source supplier other than us for its new platforms. Though we had $0.7 million of revenues in the third quarter of fiscal 2004 from sales of power amplifier modules, we do not expect revenue sufficient to replace the Motorola revenue in the next several quarters. Furthermore, as discussed above, we have exited the wireless handset power amplifier market entirely. If we were to lose a major customer, or if orders by any of our major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

Our sales to international customers expose us to risks that may harm our business

     Sales to international customers accounted for 31% of our net sales in the first nine months of fiscal 2004, 67% of our net sales in fiscal 2003 and 31% of our net sales in 2002. The decline in the percentage of sales to international customers in fiscal 2004, as compared to fiscal 2003, is the result of the decline in sales of power amplifiers to Motorola. Almost all of our wireless handset power amplifier products were sold to Motorola’s foreign subsidiaries and contractors. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within the next year. As of December 31, 2003, our backlog was approximately $15.8 million, of which 76% was from defense customers and 24% was from commercial customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

     In addition, our inventory can rapidly become outdated due to the short life cycle of the end products that incorporate our products. In fiscal 2003, we wrote off outdated inventory when one of our customers stopped producing the mobile handsets that incorporated our power amplifier. Our business, operating results and financial condition could be harmed by excess or outdated inventory levels if our customers’ products evolve more rapidly than anticipated or if demand for a product does not materialize.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2003, our investment portfolio comprised approximately $13.1 million in money market funds and certificate of deposits and $70.7 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2003 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We filed one report on Form 8-K with the Securities and Exchange Commission during the period covered by this report, as follows:

1.	Report on Form 8-K filed on October 15, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our second quarter 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: February 13, 2004	/s/ MARGARET E. SMITH

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