Form 10-K
period 2004-03-31
CELERITEK INC/CA
filed 2004-06-25
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

      The aggregate market value of the outstanding common equity held by non-affiliates of the registrant as of September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56,338,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns more than 5% of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On May 23, 2004, approximately 12,855,962 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended March 31, 2004, are incorporated by reference in Part III of this Form 10-K.

PART I

      The “Business” section and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our expectations about: our ability to return to profitability with the re-focusing of our resources and reduction of expenses following our exit from the wireless power amplifier market; our technical advantage in product development based on our extensive experience and expertise; our ability to design products to address our customers’ needs; our ability to address emerging trends in wireless communication markets; our ability to expand our customer base; the implementation of 3G technologies; our strategy of vertical integration of design and manufacturing processes; the market opportunity for our new HBV technology; a significant potion of our revenues coming from international sales; future semiconductor revenues; and the recovery of the wireless infrastructure market. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause our actual results of operations to differ materially from those contained in the forward-looking statements. Please see the section of this Annual Report entitled “Risk Factors” for a description of the risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1.	Business

Overview

      Formed as a California corporation in 1984, we design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our semiconductor products are designed to facilitate broadband voice and data transmission in satellite handsets, wireless communications network infrastructure, and defense applications. The focus of our GaAs semiconductor components has been mainly on power amplifier modules for wireless handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft, ground based and ship board radar systems, electronic countermeasures and satellite communications systems.

      In late September 2003, we exited the wireless handset power amplifier market. This decision was the result of severe pricing pressure and other adverse market conditions in the wireless handset industry that we believe would have prevented our handset related business from achieving acceptable gross margins. We believe our exit from the wireless handset power amplifier market will allow us to focus our resources on market areas where our core competencies will provide us the greatest opportunity of success in our goal of returning to profitability. As a result of this action, we face increased reliance on the sales of our semiconductor products for the wireless infrastructure, satellite and defense markets, which may have lower growth potential than the wireless handset market.

      In October 2003, we sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc. We also terminated 42 employees in early October 2003. In December 2003, we consolidated our Santa Clara operations into one building and closed our Korean office. As a result of these activities, we incurred special charges of approximately $1.9 million in the third quarter of fiscal 2004 related to employee termination expenses, a building lease impairment charge and facilities consolidation costs, offset by $0.2 million in proceeds from the sale of equipment impaired in fiscal 2002.

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

      The next generation of wireless technology, known as third generation technology or 3G, is expected to be based on CDMA technology. 3G technologies are being designed to provide increased capacity, high bandwidth for multimedia applications and global roaming capabilities. The increased capacity and data speeds of 3G networks are expected to permit wireless transmission of integrated voice, video and data traffic. With speeds up to 2 megabits per second, which is 30 times faster then a typical 56 kilobits per second modem, applications such as broadband wireless access to the Internet and mobile video conferencing are expected to become reality. We believe service providers should be able to implement this technology with new infrastructure or as an equipment overlay to existing networks. Service providers are expected to begin to upgrade their networks to 3G levels over the next few years, and regulatory agencies in some countries have allocated additional frequency bands for 3G services. To date, however, the market transition to 2.5G and 3G technology has not proceeded as rapidly as the industry expected.

Wireless Infrastructure Network Buildout

      In recent years service providers have been upgrading their existing networks or developing new networks to take advantage of new wireless technologies as they emerge. Service providers must choose between constructing their networks using traditional wireline infrastructure, wireless infrastructure or a combination of both. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. Many service providers are installing wireless networks because they are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction of traditional wireline networks. Notwithstanding the relatively lower cost of wireless networks, there is still a significant period of investment in network installation before subscriber revenues reach a substantial level. Many service providers have continued to defer capital expenditures in 2003, upgrading rather than replacing equipment, because of the continued depressed state of the telecommunications industry.

      A new standard, World Interoperability for Microwave Access, or WiMAX, is poised to be a significant player in metropolitan area networking and as a wireless alternative for cable, DSL and T1, the last mile broadband access technologies, as well as providing backhaul for wireless fidelity, or WiFi hotspots. Like many other technologies in their early stages, broadband wireless has stalled due to the lack of a universal standard. WiMAX will meet that need. WiMAX is designed to achieve standards conformance, interoperability, quality of service assurances, independent testability, and compliance, which in turn will ensure open interoperability and technological efficiency. It is optimized for fixed applications and, over the longer term, mobile, in the wide area network. WiMAX creates a competitive broadband wireless access market by specifying minimum air-interface performance between and among vendors’ products and certifying products that meet the performance benchmarks. The original 802.16 standard for 10 to 66 gigahertz, or GHz operation was ratified in January 2001, and the 802.16a amendment to the standard to support lower frequency operation in the 2 to 11 GHz range was approved in January 2003 by the IEEE.

Satellite Communications

      In the past several years a number of communications companies have developed satellite-based commercial communication systems that provide voice and data services across large geographic areas. While services such as Inmarsat have provided global communications for many years, the required equipment has traditionally been bulky and very expensive, limiting their applications to high-priority use. A new breed of satellite systems promise to bring satellite receiver equipment, services and costs into the same realm as ground-based service.

      Satellite based systems such as Iridium also bring a new dimension to aviation, military, maritime, disaster relief, homeland security, construction, mining and other diverse industries. Through a network of 66 Low Earth Orbiting satellites operated by Boeing, Iridium delivers essential communications services to and from remote areas where terrestrial communications are not available.

      Another example of satellite service is very small aperture terminal, or VSAT, solutions that provide customers with DSL comparable transmission speeds. For homeowners and small-to-medium enterprises, VSAT provides fast, always-on uplinks and downloads. For large enterprises and government, VSAT provides a high-speed end-to-end broadband satellite platform, supports the distribution of files to multiple sites simultaneously and handles two-way credit and debit card transactions. VSAT can also support two-way distance learning, telemedicine, virtual private networks, and various other business applications.

      For the military, only satellite services allow its forces to send and receive voice, paging, data and tracking information regardless of location or movement.

GaAs Semiconductor Components Increasingly Address the Requirements of Broadband Wireless Systems

      Manufacturers of telecommunications systems are increasingly looking to GaAs solutions because of their requirements for efficient power consumption and faster integrated circuits for high bandwidth, high performance communications products. GaAs has inherent physical properties that allow electrons to move several times faster than does silicon. This translates into improved linear efficiency and higher frequency performance. The linearity, or ability to amplify a signal with minimal distortion, and efficiency, a measure of the strength of an amplified signal relative to the amount of power consumed, are criteria that become more challenging to establish in broadband wireless applications.

Defense Electronics Market

      Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missile tracking systems through various RF and microwave signal processing techniques. Major missile systems such as the Air-to-Air Missile (AMRAAM), Patriot Ground-to-Air Missile and Theater High Altitude Area Defense (THAAD) also require sophisticated signal processing equipment for targeting and guidance purposes. Amplifiers are key transceiver components that determine many of the basic performance characteristics of a signal processing system. Low noise amplifiers are used to receive low-level signals and increase their level to a usable range. Power amplifiers are used to increase signal level to the required transmission power range. For missile guidance and radar applications, broadband and low phase noise amplifiers capable of receiving a range of frequencies are necessary given that the incoming frequencies are not known in advance.

The Celeritek Solution

      We design and manufacture GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and defense communications systems. Our products are designed to facilitate broadband voice and data transmission in satellite and wireless communications networks and defense applications. We believe our core competencies, as outlined below, enable us to successfully address the existing and emerging opportunities in our target market.

Extensive Expertise in GaAs Technologies

      We believe our 19 years of experience with GaAs technology enables us to manufacture high performance GaAs semiconductor components and GaAs-based subsystems. Our expertise allows us to deliver high quality products to our customers by incorporating the latest GaAs technology with advanced manufacturing techniques. In particular, we are able to manufacture GaAs semiconductor components that meet the more challenging CDMA linearity requirements. This ability stems from our proficiency with different GaAs semiconductor processes, such as metal semiconductor field effect transistor, or MESFET, pseudo-morphic high electron mobility transistor, or pHEMT, and the indium gallium phosphide method of heterojunction bipolar transistor, or InGaP HBT.

Millimeter Wave Frequency Expertise

      Many of our subsystem products operate in millimeter wave frequency ranges as high as 40 GHz. Higher frequencies offer more data transmission capacity. Wireless solutions at these frequencies require individual building blocks with demanding tolerances and specifications, which can be difficult to produce in volume. We believe our circuit design expertise, internally produced GaAs semiconductor components, extensive experience and understanding in how to better integrate functionality at these frequencies provides us with a technical advantage. We believe that our expertise results in simpler, more robust, and higher performance solutions for our subsystem customers.

Linear Efficiency Expertise

      We have developed technology competencies in multiple disciplines, including pHEMT and InGaP HBT GaAs technologies, which enable us to achieve high linear efficiency in our GaAs semiconductor components and GaAs-based subsystems. These competencies and disciplines include RF integrated circuit technology, solid state device physics, thermal mechanical packaging design, advance circuit design, linearity enhancement techniques, advanced signal processing techniques, and computer aided design and modeling. We believe the linear efficiency of GaAs allows our subsystem products to be packaged in smaller enclosures due to a reduced need for heat removal. We also believe our new high voltage InGaP HBT technology offers a viable alternative to laterally diffused metal oxide semiconductors, or LDMOS, in the infrastructure power amplifier market.

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

Design Expertise

      Our expertise in RF and microwave design allows us to effectively select and integrate appropriate circuit blocks to achieve high-level functionality with cost-effective performance for our customers. This is typically a very difficult problem as bandwidth, or data rate, requirements of these systems increase. We believe our technical advantage stems from selecting appropriate high-level functionality with low parts count and complexity. This advantage translates into reliable, simple and more manufacturable products. In addition to the vertical integration benefits that come from our in-house GaAs fabrication, we also produce our own circuits and components for subsystem applications. These capabilities support higher levels of integration for our products. For example, our design expertise enabled us to develop our semiconductor InGaP HBT power modules for mobile satellite handsets. This represents a major step forward in our first product offering using our new high voltage InGaP HBT process technology. Mobile satellite handsets required much higher power levels than cellular handsets and as a result of our development efforts, we are able to supply products to these demanding specifications.

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

Leverage Our Expertise in Linear Efficient GaAs Technology and Integration

      We intend to continue to use our expertise in GaAs and integration to address emerging trends in wireless communication markets. Also, to better align our business with changing market conditions and to increase our addressable market, we have focused our semiconductor product design efforts on standard products for the satellite, defense and wireless infrastructure markets. We believe this combination of efforts is necessary for us to increase our market share, increase our revenue levels and return to profitability. Our GaAs-based subsystem products, such as our amplifiers for defense products, integrate circuits produced in-house and GaAs semiconductor components to address customer demand for compact subsystems.

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

Expand Relationships with Leading Worldwide Manufacturers of Satellites, Wireless Local Area Network and Network Infrastructure Equipment

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

Products

GaAs Semiconductor Components

      We offer our GaAs semiconductor components to customers for use in the satellite, defense and wireless communications markets, and integrate them into our own GaAs-based subsystems.

Market	Semiconductor Components	Applications	Product Benefits

Satellite Handsets	• Low noise amplifiers	Transmit and receive portion of handsets for voice and data	• Lengthens talk time • Increase data capacity • Decreases size of handset • Decreases battery voltage

Wireless Infrastructure	• Power amplifier RFICs • Power transistors • Low noise transistors	Transmitter and receiver portions of cellular, GSM, and PCS wireless infrastructure equipment	• Increases range • Increases data capacity • Reduces size of base stations

Fixed Wireless and WLAN 802.11 a/b/g(1)	• Power amplifier RFICs • Power transistors • Low noise transistors • Driver RFICs • Transmit/receive switches • Diversity switches	Transmitter portion of 1.9 GHz, 2.4 GHz, 3.5 GHz and 5.8 GHz fixed wireless base stations and subscriber terminals	• Increases data capacity • Lengthens battery back up • Reduces size of base stations

Test and Measurement Equipment	• Frequency Multiplexers • Switch filters	Broadband frequency sources and RF analyzers	• Increase frequency range and performance

Satellite	• Microwave and millimeter wave MMICs	Transmitter portion of ground-based satellite	• Increases reliability • Increases integration

Fiber Optic(1)	• Driver amplifier MMICs	OC-192, 40 GHz fiber optic external modulator applications	• Increases data capacity • Reduces data errors

CATV(1)	• High gain, high dynamic range amplifiers	CATV distribution cable modem and laser diode drivers	• Lowers distortion • Reduces installation costs

(1)	Products that are not currently generating material revenue.

      Revenue from semiconductor components was $10.2 million in fiscal 2004, $29.3 million in fiscal 2003 and $30.4 million in fiscal 2002. $23.0 million of our revenue from semiconductor products in fiscal 2003 was derived from products we supplied to the wireless handset market. In fiscal 2004, the majority of our semiconductor revenue came from wireless infrastructure, defense and satellite applications. Although the wireless infrastructure market is not currently as robust as it has been historically, we have seen some level of recovery in this market. We believe the other markets in the table provide opportunities for us to expand our customer base as we are developing new products.

GaAs-based Subsystems

      Our GaAs-based subsystems address a variety of demands from the defense electronics market.

Market	Subsystem Product	Applications	Product Benefits

Defense	• Amplifier
• Low noise
• Low phase noise
• Power
• Limiting
• Switches
• Down converters
• Up converters
• Phase locked oscillators
• Variable attenuators
• Phase compensators
• Equalizer
• Filters
• Power and control functions
• Multi-function modules
• Power dividers
	• Couplers	Electronic countermeasures, warning systems and radar decoys	• Increases integration • Lower costs • Ease of use

      Revenue from GaAs-based subsystems was $19.7 million in fiscal 2004, $20.1 million in fiscal 2003 and $26.7 million in fiscal 2002.

Customers

      We sell our GaAs semiconductor components and GaAs-based subsystems primarily to defense and commercial OEMs, who integrate these products into wireless satellite handsets, wireless infrastructure networks and defense systems.

      A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2004, Raytheon accounted for approximately 16% of net sales and BAE Systems accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales. During the fiscal year ended March 31, 2002, Motorola accounted for approximately 43% of net sales. Sales to our top ten customers accounted for approximately 62% of our net sales in fiscal 2004, 75% of our net sales in fiscal 2003 and 76% of our net sales in fiscal 2002. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. Please see the section of this Report entitled “Risk Factors” for a description of risks related to our backlog and customer concentration.

      In fiscal 2004, sales to international customers were $10.5 million, which accounted for 35% of net sales. In fiscal 2003, sales to international customers were $33.1 million, which accounted for 67% of net sales. In fiscal 2002, sales to international customers were $17.5 million, which accounted for 31% of net sales. In addition, many of our domestic customers sell their products outside of the United States. For a breakdown of our international sales by region, please see Note 15 to our financial statements included in this Report. Please also see the section of this Report entitled “Risk Factors” for a description of risks related to our international sales and operations.

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

      Pseudo-morphic high electron mobility transistor, or pHEMT, is a production process characterized by low voltage and high frequency performance, which is superior to the MESFET process. pHEMT also requires a positive and negative power supply like MESFET. pHEMT is used extensively in low noise amplifiers for infrastructure applications, satellite ground-based applications at microwave and millimeter-wave frequencies and defense products.

      Heterojunction bipolar transistor, or HBT, processes have a bipolar structure, similar to that used in traditional high frequency analog applications, rather than the FET structure utilized in MESFET and pHEMT processes. The bipolar structure of HBT enables the use of a single power supply and can be disabled with a digital control signal in contrast to MESFET and pHEMT, both of which require two supplies and supply switching components. Additionally, HBT devices generally have superior linear efficiency relative to MESFET and pHEMT. HBT devices generally involve more processing steps than MESFET or pHEMT processes, which tend to make the cost of processing a single wafer more expensive. The larger metal strip dimensions, typically 2um, and extensive use of etch stop layers make the manufacturing yields of HBT devices significantly higher than the small gate width, typically 0.35um, MESFET and pHEMT devices. The smaller die size of an HBT device, and therefore the greater number of devices per wafer, tend to offset this additional cost. These devices are used in our new family of gain block amplifiers for base station infrastructure and high voltage breakdown power amplifiers for L-band satellite applications.

High Breakdown Voltage (HBV) InGaP HBT

      Power amplifiers are the critical link in the transmission and reception of all high power wireless signals and they are found in every cell phone and every cellular base station. An essential element for any transistor technology used in the design of these power amplifiers is the ability to operate at 28 volts. The dominant transistor technology used is silicon LDMOS. Developed over the last year, our new HBV InGaP HBT technology offers a competitive advantage in integration and performance over new technologies for these W-CDMA power amplifiers with enhanced manufacturing capabilities and performance advantages. We believe there is a distinct window of opportunity for our new HBV technology and are already employing it in integrated 16 watt satellite power amplifier modules.

Integration Expertise

      We have developed technologies to enhance our expertise at higher levels of integration. We believe these technologies allow us to offer a higher level of functionality, in smaller form factors, to our customers.

Modular Design

      Our subsystem assemblies use modular building blocks to provide high-level functionality. These assemblies are produced with common system architectures for multiple applications to enable cost effective and flexible integration. Our module products can use a common die supply for multiple applications allowing us to dynamically allocate material as demand changes.

Packaging

      We have developed proprietary RFIC and power module packaging techniques to enhance power handling and the linear efficiency of our products, while using commercially available cost effective manufacturing processes. These packaging technologies are compatible with subcontract assembly capacity, and offer reduced size, and higher levels of functionality to our customers. We are also addressing lead free requirements in our latest generation of infrastructure and satellite products.

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

Sales and Marketing

      We market our products worldwide to customers in commercial markets and prime contractors in the defense industry, primarily through a network of manufacturers’ representatives managed by our internal sales force. As of March 31, 2004, we had contracts with 12 manufacturers’ representatives in the United States and

10 international representatives located in Western Europe, the Middle East and Asia. As part of our marketing efforts, we advertise in major trade publications and attend major industry shows.

      Additionally, for standard products, we supplement our sales organization with Richardson Electronics Ltd. who distributes our products worldwide. We believe the agreement with Richardson allows us to market our products to a wider customer base.

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

      Our backlog at March 31, 2004 was approximately $15.6 million, of which 82% was for subsystem products and 18% was for semiconductor products. The backlog at March 31, 2003 was $10.4 million, of which 88% was for subsystem products and 12% was for semiconductor products. Generally, purchase orders in our backlog are subject to cancellation without penalty at the option of the customer, and from time to time we have experienced cancellation of orders in backlog.

      Most of our quarterly net sales have resulted from orders obtained in prior quarters. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period.

Research and Development

      Our research and development efforts are focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration. As of March 31, 2004, we employed 37 people to support our research and development efforts. In addition to their design and development activities, the engineering staff participates with our marketing department in proposal preparation and applications support for customers. We have developed an extensive library of circuit designs and architectures that can be integrated into higher level systems. We believe our ability to leverage this library of modules reduces product time to market and development costs.

      As a result of our decision to exit the wireless handset market, we terminated the design staff dedicated to those products and reduced our research and development expenses in the second half of fiscal 2004.

      Our total expenses for research and development were $9.3 million for the fiscal year ended March 31, 2004, $10.8 million for the fiscal year ended March 31, 2003 and $9.2 million for the fiscal year ended March 31, 2002.

Manufacturing

      We manufacture our GaAs semiconductor components and GaAs-based subsystems, and in addition, supplement our manufacturing capacity by selectively outsourcing assembly and test manufacturing functions to third parties. Our manufacturing lines are designed to meet increased customer demand without sacrificing our high quality standards. Our manufacturing strategy consists of five key elements:

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

      As a result of decreased customer demand, we currently have excess fabrication capacity that has resulted in infrastructure costs in excess of current needs and has resulted in lower earnings. Additionally, the GaAs semiconductor industry as a whole is experiencing a worldwide overcapacity situation.

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

Competition

      Our current and potential competitors include specialized manufacturers of RF and microwave signal processing components, large vertically integrated systems producers who manufacture their own GaAs components, and independent suppliers of silicon and GaAs integrated circuits that compete with our GaAs devices. Furthermore, we currently supply components to customers that are continuously evaluating whether to manufacture their own components or purchase them from outside sources. We expect significantly increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

      In the semiconductor product market, we compete primarily with Filtronics, Fujitsu, NEC, RF Micro Devices, Sirenza Microdevices, TriQuint Semiconductor and WJ Communications. In the area of subsystems products, we compete primarily with CTT, M/A-COM, Miteq, and REMEC.

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

Employees

      As of March 31, 2004, we had a total of 181 employees including 6 in marketing, sales and related customer support services, 37 in research and development, 125 in manufacturing and 13 in administration and finance. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

      Our executive officers as of March 31, 2004 are as follows:

Name	Age	Position

Tamer Husseini	61	Chairman, President and Chief Executive Officer
Margaret E. Smith	56	Vice President, Finance and Chief Financial Officer
Gary J. Policky	62	Vice President, Engineering and Chief Technical Officer
Richard G. Finney	54	Vice President, Subsystem Division
Damian M. McCann	42	Vice President, Advanced Marketing and Technology

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

      Damian M. McCann joined us in 1991 as a design engineer and served as Director, Semiconductor Product Development from 1997 to 2001. He was appointed Vice President, Advanced Marketing and Technology in June 2001. Prior to joining us, Mr. McCann was employed by Marconi Electronic Devices, Ltd. from 1984 to 1991 as a principal design engineer.

Item 2.	Properties

      Our principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 57,000 square foot building in Santa Clara, California, which is leased through September 30, 2005. Our United Kingdom design center is located in a leased facility in Belfast, Northern Ireland. During fiscal 2004, we closed our second facility of approximately 26,000 square foot in Santa Clara, California and our leased sales office in Seoul, South Korea. We believe our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

      We operate in the semiconductor industry and may from time to time become party to litigation. We are currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on our financial condition or result of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock started trading on the Nasdaq National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market System:

Quarter Ended	High	Low

Fiscal 2003
First Quarter	$10.79	$6.60
Second Quarter	9.15	6.65
Third Quarter	7.38	5.40
Fourth Quarter	7.67	6.32
Fiscal 2004
First Quarter	$8.21	$7.30
Second Quarter	8.60	6.67
Third Quarter	8.34	6.95
Fourth Quarter	8.75	3.17

      At May 23, 2004 there were approximately 169 shareholders of record.

Dividends

      On January 14, 2004, our Board of Directors announced the declaration of an extraordinary cash dividend of $4.50 per share to shareholders of record on February 5, 2004. The dividend was paid on March 11, 2004, totaled $57.8 million, and has been recorded as a return of capital. Pursuant to the Nasdaq Marketplace Rules, the ex-dividend date with respect to the cash dividend was set as March 12, 2004. Accordingly, prior to the commencement of trading on March 12, 2004, the Company’s opening bid price was reduced by $4.50 to reflect the payment of the cash dividend. Under the intrinsic value method of accounting for stock options, we were required to adjust our stock option exercise price by the dividend amount or $4.50 per share because the dividend was a return of capital. Since our stock option plan does not allow us to reprice options, we were required to change to the variable method of accounting for our outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the Company’s common stock. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of our common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. This change to the variable method of accounting on March 12, 2004 had no financial impact on the fiscal 2004 financial statements.

Item 6.	Selected Financial Data

      The following selected financial data for the five-year period ended March 31, 2004, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended March 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Net sales	$48,211	$85,062	$57,050	$49,423	$29,928
Gross profit	8,373	7,580	5,211	10,322	7,753
Loss from operations	(7,154)	(15,695)	(24,592)	(17,975)	(17,691)
Net loss	$(6,824)	$(10,602)	$(22,618)	$(17,027)	$(15,980)

Basic and diluted net loss per share	$(0.88)	$(0.94)	$(1.87)	$(1.39)	$(1.28)

Shares used in net loss per share calculation(1):
Basic and diluted	7,736	11,272	12,076	12,285	12,460

(1)	See note 1 of notes to consolidated financial statements for a description of the computation of the number of shares and net loss per share.

Fiscal 2004 results of operations include a $4.5 million special charge for equipment impairments, a building lease impairment and severance costs that resulted from our decision to exit the wireless handset power amplifier market, partially offset by $0.2 million in proceeds received in fiscal 2004 from the sale of equipment impaired in fiscal 2002.

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

	At March 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Balance Sheet Data
Total assets	$63,655	$170,525	$139,688	$122,460	$46,766
Long-term obligations	636	5,578	6,015	2,919	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

      We design and manufacture gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our semiconductor products are designed to facilitate broadband voice and data transmission in satellite handsets, wireless communications network infrastructure and defense applications. The focus of our GaAs semiconductor components has been mainly on power amplifiers for wireless handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft, ground based and ship board radar systems, electronic countermeasures and satellite communications systems. We also supply transceiver products to the defense industry. RF and microwave transmission systems are well suited for military applications because higher frequency transmissions have shorter wavelengths, which afford greater accuracy for detection and guidance systems and allow for small lightweight transmission equipment.

      During fiscal 2004, we incurred $4.5 million in special charges due to our exit from the wireless handset power amplifier market, partially offset by $0.2 million in proceeds received in fiscal 2004 from the sale of equipment impaired in fiscal 2002, for a net expense of $4.3 million for fiscal 2004.

      At the end of the second quarter of fiscal 2004, (calendar September 2003), we exited the wireless handset power amplifier market. This decision was the result of severe pricing pressure and other adverse market conditions in the wireless handset industry that we believe would have prevented our handset related business from achieving acceptable gross margins. We believe our exit from the wireless handset power amplifier market will allow us to focus our resources on market areas where our core competencies will provide us the greatest opportunity of success in our goal of returning to profitability. As a result of this action, we face increased reliance on the sales of our semiconductor products for the wireless infrastructure and satellite markets, which markets may have lower growth potential than the wireless handset market.

      As a further consequence of this action, we incurred $2.6 million in special charges in the second quarter of fiscal 2004 for fixed and intangible asset impairment charges. The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

      During our third quarter of fiscal 2004, (calendar October 2003), we sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc. We also terminated 42 employees in early October 2003. In December 2003, we consolidated our Santa Clara operations into one building and closed our Korean office. As a result of these activities, we incurred special charges of approximately $1.9 million in the third quarter of fiscal 2004 related to employee termination expenses, a building lease impairment charge and facilities consolidation costs, offset by $0.2 million in proceeds from the sale of equipment impaired in fiscal 2002.

      A limited number of customers have historically accounted for a substantial portion of our sales. Sales to our top ten customers accounted for approximately 62% of net sales in fiscal 2004, 75% of net sales in fiscal 2003 and 76% of net sales in fiscal 2002. In fiscal 2004, Motorola accounted for approximately 3% of net sales, in fiscal 2003, Motorola accounted for approximately 41% of net sales and in fiscal 2002, Motorola accounted for 43% of net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future, although Motorola has decided not to purchase our power amplifiers. The loss of Motorola led to significantly reduced revenues, and if we were to lose another major customer, or if orders by any of our remaining major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

      Our gross margins in any period are affected by a number of different factors. Gross margins for some of our products, primarily our semiconductor components, are strongly impacted by production volume. Our business requires us to maintain manufacturing equipment and related support infrastructure that we must pay for regardless of our business level. The recent decline in market demand has resulted in infrastructure costs in excess of current needs and has resulted in lower gross margins. The fabrication and packaging of GaAs semiconductor components are highly complex and precise processes. Minute impurities, defects in the masks used to print circuits on a wafer, difficulties in the fabrication or packaging processes, or other factors could result in lower than expected production yields, which could adversely affect gross margins. Gross margins for our products are also affected by pricing pressure, market demand for lower cost products in commercial markets and adequate production volumes. Because gross margins on our products differ due to, among other things, the stage of the life cycles of the products, changes in product mix can impact gross margins in any particular time period. In addition, in the event that we are not able to adequately respond to pricing pressures, our current customers may decrease, postpone or cancel current or planned orders, and we might be unable to secure new customers. As a result, we may not be able to achieve desired production volumes or gross margins.

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

      Revenue Recognition. Revenue related to product sales is recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is not probable at the time of shipment, we defer recognition of the revenue until payment is collected. We provide for expected returns based on past experience as well as current customer activities. Our customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material. Shipping and handling costs are included in costs of goods sold for all periods presented. Commission payments to sales representatives are based on a percentage of gross sales and are included in selling, general, and administrative costs at the time of shipment.

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

      Intangible Assets. We recorded intangible assets at fair value. Intangible assets with finite useful lives were amortized over their estimated useful life and amortization expense was classified as part of operating expenses. To date, we have only had intangible assets with finite useful lives. We regularly performed reviews to determine if the carrying values of our intangible assets were impaired. We looked for facts, circumstances, either internal or external, that may have indicated we may not have recovered the carrying value of the assets. We recorded impairment losses based on the amount by which the carrying amounts of such assets exceeded their fair values. In the third quarter of fiscal 2004, we sold all the assets related to the wireless handset power amplifier market, which included all of our intangible assets.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted FIN 46 in the third quarter of fiscal 2004 and its adoption did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As we have not created or modified any financial instruments since the effective date of SFAS 150, it did not have a material impact on our financial statements.

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by our company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Management adopted the consensus in the second quarter of fiscal 2004, and it did not have a material effect on our results of operations or financial condition.

      In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to us starting with the second quarter beginning July 1, 2004. We are currently evaluating the potential impact of this pronouncement on our financial statements.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

      Net Sales. Net sales for fiscal 2004 were $29.9 million compared to $49.4 million for fiscal 2003, a decrease of 39%. The decrease was due to a decline in sales of power amplifier modules for handsets. This decline was the result of Motorola, our largest customer for the last three years, not selecting our semiconductor products for inclusion in the next generation of its handset platforms.

      Net sales of GaAs semiconductor products for fiscal 2004 were $10.2 million compared to $29.3 million in fiscal 2003, a decrease of 65%. The decrease in sales was the result of a decline in sales of power amplifier modules for handsets. This decline was the result of Motorola, our largest customer for the last three years, not selecting our semiconductor products for inclusion in the next generation of its handset platforms.

      Net sales of GaAs-based subsystems products for fiscal 2004 were $19.7 million compared to $20.1 million in fiscal 2003, a decrease of 2%. While defense sales levels were consistent year-to-year, there was a slight decline in sales for the wireless infrastructure market.

      Gross Margin. Gross margin was 26% in fiscal 2004 and 21% in fiscal 2003. The improvement in gross margin was mainly attributable to approximately $0.8 million in sales in fiscal 2004 for products that were written off in fiscal 2003 and $1.0 million in sales in fiscal 2004 for a development contract with the corresponding costs in research and development. Therefore, there was no cost of sales associated with these revenues in fiscal 2004. Although we implemented cost cutting measures that reduced absolute overhead expenses, we were unable to reduce expenses enough to offset the decline in revenue. Direct material costs were reduced as a percent of sales due to reduced revenue from power amplifier modules for handsets which had a higher than average material content.

      Research and Development. Research and development expense for fiscal 2004 was $9.3 million, or 31% of net sales compared to $10.8 million, or 22% of net sales, in fiscal 2003, a decrease of 14%. The decrease was primarily due to our decision to close our office in Lincoln, United Kingdom and to exit the power amplifier handset market resulting in a reduction in our design staff. This decrease was slightly offset by increased staffing for defense product development.

      Selling, General and Administrative. Selling, general and administrative expense for fiscal 2004 was $8.2 million, or 27% of net sales compared to $8.7 million, or 18% of net sales, in fiscal 2003, a decrease of 6%. The decreased expense was due to lower commission expenses based on lower revenue levels.

      Costs Related to Shareholder Actions. The $3.4 million in costs related to shareholder and strategic actions in fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders that was requested by the Celeritek Shareholder Protective Committee (described below) and $2.0 million in investment banking fees related to strategic actions. The $1.3 million in costs related to shareholder actions in fiscal 2003 was for legal and investment advisors in response to an overture by Anaren Microwave, Inc. with respect to a possible acquisition of our company.

      Special Charges. During fiscal 2004, we incurred $4.5 million in special charges due to our exit of the wireless handset power amplifier market, offset by $0.2 million in proceeds from the sale of equipment impaired in fiscal 2002, for a net expense of $4.3 million for fiscal 2004. The special charges of $4.5 million in fiscal 2004 are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, $0.6 million of equipment impairment charges related to restructuring at the Belfast facility, $0.7 million in employee termination charges, $0.9 million for building lease termination costs, $0.2 million of facilities consolidation costs, and $0.1 million to close our Korean sales office.

      In fiscal 2003, we recorded special charges of $2.8 million due to Motorola’s decision to transition from the model 120v handset platform on which we were the sole source for power amplifier modules, to the next generation of handset platforms, for which we would not be supplying power amplifier modules. As a result of this decrease in revenue and operations, we closed our office in Lincoln, United Kingdom and restructured various operations in the United States. The special charges of $2.8 million are comprised of operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to operating lease impairments, which were the result of equipment covered by United States manufacturing operating leases no longer used by us. Another $1.1 million of the $2.8 million total charge is due to the write off of certain Lincoln fixed assets, mainly equipment, related to the closing of this design center. The Lincoln building, which we owned, was reclassified to current asset for resale under prepaid and other current assets. We subsequently sold the building in July 2003 for approximately $0.3 million, which resulted in a gain of approximately $0.05 million. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges. The total number of employees terminated in all locations was 44.

      The following table summarizes our special charges activity (in thousands):

				Lease
				Termination
	Employee		Impairment	and
	Termination	Excess	of Assets	Relocation
	Costs	Equipment	Held for Sale	Costs	Total

Fiscal 2003 special charges	$350	$1,160	$—	$1,326	$2,836
Cash paid	(227)	—	—	(276)	(503)
Non-cash activity	—	(1,160)	—	—	(1,160)

Accrual balances, March 31, 2003	123	—	—	$1,050	$1,173

Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

      Amortization of Intangibles. Amortization of intangibles was $0.3 million during fiscal 2004 compared to $0.2 million during fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets (as described in Note 3. Asset Acquisition of the Consolidated Financial Statements) during the third quarter of fiscal 2003 and subsequently sold as part of the Tavanza asset sale during the third quarter of fiscal 2004.

      Impairment of Short-term and Strategic Investments. During fiscal 2003 we recorded an impairment charge of approximately $0.4 million against our strategic investment in a Taiwanese foundry, which was deemed to have an other than temporary decline in value. We reviewed the investments during fiscal 2004 and determined no further impairment was required at March 31, 2004. In order to determine the impairment charges, we reviewed updated financial statements and projections from the foundry and analyzed its actual and expected revenues, net income and cash balances.

      Interest Income and Other, Net. Interest income and other, net, for fiscal 2004 was $1.7 million compared to $1.5 million in fiscal 2003. The increase was primarily due to the collection of a customer’s order cancellation charge of $0.8 million, lower interest expense from the repayment of capital leases and debt and gains on the disposal of assets, offset by decreased interest income due to lower interest rates on lower cash and short-term investment balances.

      Provision (Benefit) for Income Taxes. For the fiscal year ended March 31, 2004, we recorded no income tax provision. For the fiscal year ended March 31, 2003, we recorded an income tax provision of approximately $0.1 million that represented foreign taxes incurred that do not currently provide a benefit in the United States.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

      Net Sales. Net sales for fiscal 2003 were $49.4 million compared to $57.1 million for fiscal 2002, a decrease of 13%. The decrease was due primarily to weak demand in the wireless infrastructure market, which caused a decrease in sales volume for this particular market, and to a lesser extent a decrease in demand for our power amplifier modules for the handset market.

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

      Gross Margin. Gross margin was 21% in fiscal 2003 and 9% in fiscal 2002. The improvement in gross margin in fiscal 2003 was primarily the result of lower material costs due to changes in product mix and lower overhead expenses due to cost cutting measures we have implemented.

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

      In-process Research and Development. We recorded in-process research and development expenses of $4.4 million in the third quarter of fiscal 2003, resulting from our purchase of Tavanza, which we accounted for as an acquisition of assets (as described in Note 3 Asset Acquisition of the Consolidated Financial Statements). Of the total purchase price of $6.1 million, $4.4 million represented purchased in-process research and development, which at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore charged to operations. The valuation of in-process research and development included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used were based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

      Special Charges. We recorded special charges of $2.8 million in fiscal 2003 due to Motorola’s decision to transition from the model 120v handset platform on which we are the sole source for power amplifier modules, to the next generation of handset platforms, for which we will not be supplying power amplifier modules. As a result of this decrease in revenue and operations, we closed our office in Lincoln, United Kingdom and restructured various operations in the United States. The special charges of $2.8 million are comprised of operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to operating lease impairments, which were the result of equipment covered by United States manufacturing operating leases no longer used by us. Another $1.1 million of the $2.8 million total charge is due to the write off of certain Lincoln fixed assets, mainly equipment, related to the closing of this design center. The Lincoln building, which we owned, was reclassified to current asset for resale under prepaid and other current assets. We subsequently sold the building in July 2003 for approximately $0.3 million, which resulted in a gain of approximately $0.05 million. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges. The total number of employees terminated in all locations was 44.

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

      The remaining $0.5 million impairment was the result of a further impairment with respect to certain capital assets initially written down in the fourth quarter of fiscal 2001. The capital assets were initially written down to an estimated fair market value in the fourth quarter of fiscal 2001 due to delayed and cancelled contracts as a result of the declining wireless market. We reassessed the fair market value based on the current resale market for this type of equipment during the third quarter of fiscal 2002 and adjusted the capital assets carrying value accordingly. We reviewed these capital assets as of March 31, 2004 and determined no indicators of impairment were present that would indicate the current carrying value of these capital assets was further impaired.

      During the second quarter of fiscal 2003, we received an unsolicited conditional offer from Anaren, Inc. to purchase all of the outstanding shares of our common stock. Our Board of Directors voted unanimously to reject the offer as not in the best interests of our shareholders.

      In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting of shareholders to remove our Board of Directors from office and replace them with a different slate of candidates. In the first quarter of fiscal 2004, we reached an agreement with the Celeritek Shareholder Protective Committee. Pursuant to the agreement, the Celeritek Shareholder Protective Committee withdrew their request for a special meeting. In addition, we expanded the Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Celeritek Shareholder Protective Committee and one member who is not affiliated with either the Company or the Celeritek Shareholder Protective Committee. Each of the Board committees contains one director nominated by the Celeritek Shareholder Protective Committee. The Board also created a strategy committee to explore all strategic alternatives available to us. Under the terms of the settlement, we have terminated our shareholder rights plan.

      We have incurred expenses for legal and investment advisors of $1.3 million for the fiscal year ended March 31, 2003 relating to both the Anaren offer and the proxy contest, which have been reported in loss from operations under the caption “Costs related to shareholder and strategic actions.” Although our Board voted unanimously to reject the Anaren offer and we have reached an agreement with the Celeritek Shareholder Protective Committee, we incurred additional expenses in the first fiscal quarter of 2004 of approximately $2.0 million related to these actions for legal and investment advisory services, prior to the agreement.

      Amortization of Intangibles. Amortization of intangibles was $0.2 million during fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003.

      Impairment of Short-term and Strategic Investments. During fiscal 2003 we recorded an impairment charge of approximately $0.4 million and during fiscal 2002, we recorded an impairment charge of approximately $1.7 million against our strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value.

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

Liquidity and Capital Resources

      We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of March 31, 2004, we had $3.1 million in cash and cash equivalents, $24.1 million in short-term investments and $25.7 million in working capital.

      Net cash used in operating activities was $8.6 million in fiscal 2004, which was primarily due to operating losses, increases in accounts receivable and decreases in accounts payable, offset by decreases in inventories, related party receivables and prepaid expenses and increases in accrued liabilities. Net cash provided by operating activities was $3.8 million in fiscal 2003, which was primarily the result of decreases in accounts receivable, inventories and prepaid and other current assets and increases in accrued payroll and accrued liabilities. Net cash used in operating activities was $3.6 million in fiscal 2002, which was primarily due to the decrease in accounts payable, accrued payroll and accrued liabilities offset by decreases in accounts receivable and inventories.

      Net cash provided by investing activities was $42.5 million in fiscal 2004, which was the result of the sale and maturities of short-term investments of $167.2 million and proceeds from the sale of property and equipment of $0.8 million, offset by the purchases of short-term investments of $124.5 million and property and equipment of $0.9 million. Net cash provided by investing activities was $19.5 million in fiscal 2003, which was the result of the sale and maturities of short-term investments of $156.1 million, offset by the purchases of short-term investments of $132.1 million, property and equipment of $2.6 million and strategic investments of $2.0 million. Net cash provided by investing activities was $5.2 million in fiscal 2002, which was the result of the sale and maturity of short-term investments of $151.9 million, offset by the purchases of short-term investments of $139.5 million, strategic investments of $0.5 million and property and equipment of $6.7 million.

      Net cash used by financing activities was $59.5 million in fiscal 2004, which was the result of the extraordinary dividend payment of $57.8 million, principal payments of long-term debt of $2.8 million and capital leases of $1.5 million, offset by proceeds from the exercise of stock options and employee stock purchase plan of $2.7 million. Net cash used by financing activities was $2.3 million in fiscal 2003, which was the result of principal payments of long-term debt of $2.3 million and capital leases of $0.7 million, offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.7 million. Net cash provided by financing activities was $2.9 million in fiscal 2002, which was the result of borrowings on long-term debt of $3.7 million and proceeds from the exercise of stock options and employee stock purchase plan of $1.8 million, offset by payments on long-term debt of $1.8 million and capital leases of $0.8 million.

      As of March 31, 2004, we had $0.9 million in outstanding letters of credit, which are secured by certificates of deposits.

      We declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Under the intrinsic value method of accounting for stock options, we were required to adjust our stock option exercise price by the dividend amount or $4.50 per share because the dividend was a return of capital. Since our stock option plan does not allow us to reprice options, we were required to change to the variable method of accounting for our outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the company’s common stock. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of our Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. This change to the variable method of accounting on March 12, 2004 had no financial impact on the fiscal 2004 financial statements.

      Given our cash position, we currently do not have a line of credit. We have various equipment notes outstanding with other lenders, which are secured by the equipment. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth.

      As a result of the extraordinary cash dividend, we violated certain lending covenants in March 2004, based on current agreements in place, on approximately $0.9 million in debt. Therefore, we have classified the total amount of $0.9 million under current liabilities. We are in the process of renegotiating our debt covenants. There can be no assurance that we will successfully renegotiate the covenants, in which case the $0.9 million in debt may become due.

      We believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

      We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain former officers and employees totaling approximately $0.6 million at March 31, 2004. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

      We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of March 31, 2004 (in thousands):

	Fiscal Year

Contractual Obligations	Total	2005	2006	2007	2008

Long-term debt obligations	$1,866	$1,576	$290	$—	$—
Capital lease obligations	336	336	—	—	—
Operating lease obligations	5,029	3,470	1,253	276	30
Open purchase order commitments	1,070	1,070	—	—	—

Total	$8,398	$6,537	$1,555	$276	$30

      The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 income statement.

      We have outstanding letters of credit of approximately $0.9 million as security for capital leases for equipment and pending supplier cancellation charges.

Related Party Transactions

      We have outstanding loans totaling $0.6 million at March 31, 2004 and $1.5 million at March 31, 2003 to certain former officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002, 2003, or 2004. During fiscal 2002, 2003 and 2004, the outstanding loans to officers and employees were reduced by the amounts of $0.3 million, $0.1 million and $0.9 million, respectively.

      In November 2002, we entered into change of control severance agreements with each of Tamer Husseini and Margaret Smith. Pursuant to these agreements, if either Mr. Husseini or Ms. Smith is terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he or she shall be entitled to certain benefits as set forth in the agreements, which are listed in the Exhibit Table hereto. The change in the composition of our Board as a result of our agreement with the Celeritek Shareholder Protective Committee, as described above, resulted in a change of control for the purpose of these agreements. In the event of an involuntary termination, severance cost would be approximately $1.5 million for both Mr. Husseini and Ms. Smith. In addition, all options granted prior to the change of control will become fully vested and be exercisable as of the date of termination. As of March 31, 2004, there are stock options outstanding for 318,000 shares subject to the change of control agreement with a weighted average exercise price of $20.15.

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

As a result of our recent exit from the wireless handset power amplifier business, we face risks relating to our increased reliance on sales of our semiconductor products for wireless infrastructure, satellite communications and defense applications.

      In late September 2003, we exited the wireless handset power amplifier business in order to focus our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability. There is, however, no guarantee that our exit from the wireless handset power amplifier business will enable us to reach profitability on a more expedited basis, or at all. In particular, we now face increased reliance on the sales of our semiconductor products for wireless infrastructure, satellite communications and defense applications, which markets may have lower growth potential than the wireless handset market. In addition, we may fail to manage successfully our exit from the wireless handset power amplifier business. If we do not properly manage our exit from the handset business, or if our projections with respect to the sales of our semiconductors products for wireless infrastructure, satellite communications and defense applications are incorrect, we may fail to achieve profitability and our business may suffer. As our Board of Directors continues to explore all strategic alternatives to enhance shareholder value, there could be further business realignments with outcomes that may not materialize as anticipated.

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

Variable accounting related to past stock option grants may impact our future earnings.

      We declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Pursuant to the Nasdaq Marketplace Rules, the ex-dividend date with respect to the cash dividend was set as March 12, 2004. Accordingly, prior to the commencement of trading on March 12, 2004, the Company’s opening bid price was reduced by $4.50 per share to reflect the payment of the cash dividend. Under the intrinsic value method of accounting for stock options, we were required to adjust our stock option exercise price by the dividend amount or $4.50 per share because the dividend was a return of capital. Since our stock option plan does not allow us to reprice options, we were required to change to the variable method of accounting for our outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the company’s common stock. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of our common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded.

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

      We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future and will be a very important component in our plans for returning to profitability. If we lose any of our existing major customers, our operating results and business would be harmed. In fiscal year 2004, sales to our top ten customers accounted for approximately 62% of our net sales, with Raytheon making up approximately 16% and BAE Systems making up approximately 10% of those net sales. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. In fiscal year 2002, sales to our top ten customers accounted for approximately 76% of our net sales, with Motorola making up approximately 43% of those net sales. We had been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola transitioned to new platforms, and it selected a sole source supplier other than us for its new platforms. As discussed above, we have exited the wireless handset power amplifier market entirely. If we were to lose a major customer, or if orders by any of our major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

      Sales to international customers accounted for 35% of our net sales in fiscal 2004, 67% of our net sales in fiscal 2003 and 31% of our net sales in 2002. The decline in the percentage of sales to international customers in fiscal 2004, as compared to fiscal 2003, is the result of the decline in sales of power amplifiers to Motorola. Almost all of our wireless handset power amplifier products were sold to Motorola’s foreign subsidiaries and contractors. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Our backlog may not result in sales.

      Our backlog primarily represents signed purchase orders for products due to ship within 18 months. As of March 31, 2004, our backlog was approximately $15.6 million, of which 82% was from subsystem customers and 18% was from semiconductor customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

      We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include CTT, M/ A-COM, Miteq, and REMEC. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

      Our success depends in significant part upon the continued service of our key technical, marketing, sales and senior management personnel and our continuing ability to attract and retain highly qualified technical, marketing, sales and managerial personnel. In particular, we have experienced and continue to experience difficulty attracting and retaining qualified engineers, which has harmed our ability to develop a wider range of handset products in a timely manner. Competition for these kinds of experienced personnel is intense. In addition, as discussed above, uncertainties resulting from potential business restructurings may hamper our ability to retain our executives or key personnel in our engineering and other departments. We cannot assure you that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our failure to attract, assimilate or retain key personnel could significantly harm our business, operating results and financial condition.

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

Interest Rate Risk

      Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2004, our investment portfolio comprised approximately $2.5 million in money market funds and certificate of deposits and $23.6 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2004 levels, the fair value of our portfolio would decline by approximately $0.1 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

Selection of BDO Seidman, LLP

      The Audit Committee of the Board of Directors of Celeritek, Inc. periodically considers and recommends to the Board the selection of independent public accountants. On February 18, 2004, after an evaluation process of independent audit firms, the Audit Committee appointed BDO Seidman, LLP (“BDO”) as Celeritek’s independent auditors for the 2004 fiscal year, replacing Ernst & Young LLP (“Ernst & Young”).

      This action effectively dismissed Ernst & Young as the Company’s independent auditor for the fiscal year that commenced on April 1, 2003. The report of Ernst & Young on the Company’s consolidated financial statements for the fiscal years ended March 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty and audit scope or accounting principles. There have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Ernst & Young’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

      During the fiscal years ended March 31, 2003 and 2002 and through February 18, 2004 (the date BDO was appointed), the Company did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

      Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act as of March 31, 2004. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of control, however well-designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information regarding our executive officer required by this item is incorporated by reference from the section entitled “Executive Officers of the Registrant” in Part 1 of this Report. All other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2004.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after our fiscal year ended March 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements

      All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3.     Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant.
3	.2(16)	Bylaws of Registrant, as amended through May 28, 2003.
4	.1(2)	Form of Registrant’s Stock Certificate.
4	.2(2)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4	.3(6)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
4	.4(14)	Registration Rights Agreement, dated February 4, 2000, between the Registrant and the parties identified on Exhibit A thereto.
10	.1(2)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10	.2(4)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10	.3(10)	Employee Qualified Stock Purchase Plan, as amended, and form of Subscription Agreement.
10	.4(2)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10	.5(2)	Form of Directors’ and Officers’ Indemnification Agreement.
10	.6(2)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10	.7(3)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10	.8(7)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10	.9(8)	2000 Nonstatutory Stock Option Plan.
10	.10(8)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10	.11(9)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10	.12(11)	Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.
10	.13(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Tamer Husseini, dated November 22, 2002.
10	.14(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Margaret E. Smith, dated November 22, 2002.
10	.15(15)	Tavanza, Inc. 2000 Stock Incentive Plan.
16	.1(17)	Letter dated February 23, 2004 from Ernst & Young LLP to the Securities and Exchange Commission.
21		Subsidiaries of Celeritek.
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(13)	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee.

(1)	Incorporated by reference to our Form 8-K filed on July 29, 2002.

(2)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(3)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(5)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(7)	Incorporated by reference to our Form 10-K/ A filed for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.

(10)	Incorporated by reference to our Form S-8 (Commission File No. 333-67624) filed on August 15, 2001.

(11)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2002.

(12)	Incorporated by reference to our Form 8-K filed on April 16, 2003.

(13)	Incorporated by reference to our Form 8-K filed on May 28, 2003.

(14)	Incorporated by reference to our Form S-3 (Commission File No. 333-31160) filed on February 25, 2000.

(15)	Incorporated by reference to our Form S-8 (Commission File No. 333-102538) filed on January 16, 2003.

(16)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2003.

(17)	Incorporated by reference to our Form 8-K filed on February 23, 2004.

      (b) Reports on Form 8-K

      We filed 4 reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended March 31, 2004, as follows:

1. Report on Form 8-K filed on January 15, 2004 under Item 2 (Acquisition or Disposition of Assets), regarding our extraordinary cash dividend.

2. Report on Form 8-K filed on January 27, 2004 under Item 12 (Results of Operations and Financial Condition), regarding our third quarter fiscal 2004 financial results.

3. Report on Form 8-K filed on February 23, 2004 under Item 4 (Changes in Registrant’s Certifying Accountant), regarding the changes in our certifying accountants.

4. Report on Form 8-K/ A filed on February 26, 2004 under Item 4 (Changes in Registrant’s Certifying Accountant), regarding the changes in our certifying accountants.

      (c) Exhibits

      See Item 15(a)3 for a list of exhibits.

      (d) Financial Statement Schedules

      See Item 15(a)2 for a list of financial statement schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Celeritek, Inc.

      We have audited the accompanying consolidated balance sheet of Celeritek, Inc. as of March 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celeritek, Inc. at March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

      Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO SEIDMAN, LLP

San Jose, California

April 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Celeritek, Inc.

      We have audited the accompanying consolidated balance sheet of Celeritek, Inc. as of March 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeritek, Inc. at March 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

April 25, 2003
except for Note 20 as to which the date is June 13, 2003

CELERITEK, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,121	$28,909
Short-term investments	24,110	66,727
Accounts receivable, net of allowance for doubtful accounts of $547 and $626 at March 31, 2004 and 2003, respectively	6,048	4,483
Inventories	2,739	3,599
Prepaid expenses and other current assets	1,275	1,813
Loans to officers and employees — short term portion	40	112

Total current assets	37,333	105,643
Net property and equipment	5,430	11,029
Strategic investments	2,741	2,741
Other assets	731	760
Loans to officers and employees — long term portion	531	1,356
Purchased intangible assets	—	931

Total assets	$46,766	$122,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,171	$4,355
Accrued payroll	1,459	1,601
Accrued liabilities	4,826	4,201
Current portion of long-term debt	1,866	2,543
Current obligations under capital leases	328	597

Total current liabilities	11,650	13,297
Long-term debt, less current portion	—	2,126
Noncurrent obligations under capital lease commitments	—	793
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, no par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 12,855,962 and 12,342,163 at March 31, 2004 and 2003, respectively	102,891	158,049
Accumulated other comprehensive income	15	5
Accumulated deficit	(67,790)	(51,810)

Total shareholders’ equity	35,116	106,244

Total liabilities and shareholders’ equity	$46,766	$122,460

See accompanying notes.

CELERITEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net sales	$29,928	$49,423	$57,050
Cost of goods sold	22,175	39,101	51,839

Gross profit	7,753	10,322	5,211
Operating expenses:
Research and development	9,288	10,797	9,195
Selling, general, and administrative	8,182	8,729	9,648
Costs related to shareholder and strategic actions	3,412	1,306	—
Special charges	4,305	2,836	10,960
In-process research and development	—	4,414	—
Amortization of intangible assets	257	215	—
Total operating expenses	25,444	28,297	29,803

Loss from operations	(17,691)	(17,975)	(24,592)
Impairment of strategic investments	—	(422)	(1,702)
Interest income and other	2,125	2,217	4,191
Interest expense	(414)	(711)	(695)

Loss before income taxes	(15,980)	(16,891)	(22,798)
Provision (benefit) for income taxes	—	136	(180)

Net loss	$(15,980)	$(17,027)	$(22,618)

Basic and diluted net loss per share	$(1.28)	$(1.39)	$(1.87)

Shares used in net loss per share calculation
Basic and diluted	12,460	12,285	12,076

See accompanying notes.

CELERITEK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accumulated	Shareholder
	Shares	Amount	Income	Deficit)	Equity

	(In thousands)
Balance at March 31, 2001	11,932	$154,494	$480	$(12,165)	$142,809
Issuance of common stock on exercise of options under stock option plans	225	1,157	—	—	1,157
Issuance of common stock under employee stock purchase plan	71	689	—	—	689
Comprehensive loss:
Net loss for the year ended March 31, 2002	—	—	—	(22,618)	(22,618)
Unrealized loss on available-for-sale securities	—	—	(675)	—	(675)
Reclassification adjustments for loss on sale of available-for-sale investments	—	—	144	—	144

Comprehensive loss	—	—	—	—	(23,149)

Balance at March 31, 2002	12,228	156,340	(51)	(34,783)	121,506
Issuance of common stock on exercise of options under stock option plans	33	187	—	—	187
Issuance of common stock under employee stock purchase plan	81	522	—	—	522
Stock option consideration for Tavanza asset purchase	—	1,000	—	—	1,000
Comprehensive loss:
Net loss for the year ended March 31, 2003	—	—	—	(17,027)	(17,027)
Unrealized gain on available-for-sale securities	—	—	63	—	63
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(7)	—	(7)

Comprehensive loss	—	—	—	—	(16,971)

Balance at March 31, 2003	12,342	158,049	5	(51,810)	106,244
Issuance of common stock on exercise of options under stock option plans	436	2,245	—	—	2,245
Issuance of common stock under employee stock purchase plan	78	441	—	—	441
Extraordinary dividend	—	(57,844)	—	—	(57,844)
Comprehensive loss:
Net loss for the year ended March 31, 2004	—	—	—	(15,980)	(15,980)
Unrealized gain on available-for-sale securities	—	—	24	—	24
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(14)	—	(14)

Comprehensive loss	—	—	—	—	(15,970)

Balance at March 31, 2004	12,856	$102,891	$15	$(67,790)	$35,116

See accompanying notes.

CELERITEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(15,980)	$(17,027)	$(22,618)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	3,602	5,000	5,276
Amortization of intangible assets	257	215	—
Impairment of strategic and short-term investments	—	422	1,702
Loss on impairment and disposal of property and equipment	2,755	1,292	11,047
(Gain) loss on sale of short-term investments	(14)	(7)	145
Income tax receivable and other	101	244	—
Purchase of in-process research and development	—	793	—
Changes in operating assets and liabilities:
Accounts receivable	(1,565)	5,518	6,494
Inventories	860	5,773	5,989
Prepaid expenses and other current assets	538	1,425	(304)
Other assets	29	(29)	(801)
Related party receivables	897	145	282
Intangible assets	674	(939)	—
Accounts payable	(1,167)	(221)	(8,830)
Accrued payroll	(137)	99	(1,174)
Accrued liabilities	537	1,103	(814)

Net cash (used in) provided by operating activities	(8,613)	3,806	(3,606)

Investing activities
Purchases of property and equipment	(875)	(2,593)	(6,656)
Purchase of strategic investments	—	(1,992)	(512)
Purchases of short-term investments	(124,525)	(132,145)	(139,472)
Proceeds from sale of property and equipment	775	168	20
Proceeds from sales of short-term investments	82,676	34,258	59,863
Proceeds from maturities of short-term investments	84,490	121,820	92,003

Net cash provided by investing activities	42,541	19,516	5,246

Financing activities
Principal payments on long-term debt	(2,803)	(2,318)	(1,787)
Borrowings on long-term debt	—	—	3,708
Principal payments on obligations under capital leases	(1,535)	(693)	(826)
Extraordinary dividend payment	(57,844)	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	2,686	709	1,846

Net cash (used in) provided by financing activities	(59,496)	(2,302)	2,941

Effect of exchange rate changes on cash	(220)	(207)	—

Increase (decrease) in cash and cash equivalents	(25,788)	20,813	4,581
Cash and cash equivalents at beginning of year	28,909	8,096	3,515

Cash and cash equivalents at end of year	$3,121	$28,909	$8,096

See accompanying notes.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      Business Activities. Celeritek, Inc. (the Company) designs and manufactures gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. The Company’s semiconductor products are designed to facilitate broadband voice and data transmission in satellite handsets, wireless communication network infrastructures and defense applications. The Company’s GaAs-based subsystems are used in a variety of defense applications such as tactical aircraft and ground based and ship board radar systems, electronic countermeasures and satellite communications systems.

      Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Celeritek UK Limited and Celeritek Korea. Intercompany accounts and transactions have been eliminated. The Company’s reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end. Fiscal years 2004, 2003, and 2002 ended March 28, March 30, and March 31, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.

      Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are discussed in the critical accounting policies section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of available-for-sale securities at cost, which approximates fair value:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
As of March 31, 2004
Money market funds	$2,028	$—	$—	$2,028
Certificate of deposits	504	—	—	504
U.S. Government and federal agency bonds	4,500	—	—	4,500
Corporate debt securities	18,091	15	—	18,106
Municipal bonds	1,000	—	—	1,000

Total	$26,123	$15	$—	$26,138

As of March 31, 2003
Money market funds	$27,297	$—	$—	$27,297
Certificate of deposits	504	—	—	504
U.S. Government and federal agency bonds	8,024	6	—	8,030
Corporate debt securities	28,494	20	(21)	28,493
Municipal bonds	19,400	—	—	19,400
Equities	10,300	—	—	10,300

Total	$94,019	$26	$(21)	$94,024

      Available for sale securities at March 31, 2004, by contractual maturity, are shown below:

	Estimated Fair Value

	March 31,

	2004	2003

	(In thousands)
Due in one year	$25,138	$88,772
Due after 1 years through 2 years	1,000	5,252

Total	$26,138	$94,024

      Above amounts are included in the following:

	March 31,

	2004	2003

	(In thousands)
Cash and cash equivalents	$2,028	$27,297
Short-term investments	24,110	66,727

Total	$26,138	$94,024

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of cash and cash equivalents:

	March 31,

	2004	2003

	(In thousands)
Available-for-sale securities	$2,028	$27,297
Cash and bank accounts	1,093	1,612

Total	$3,121	$28,909

      Gross realized gains in fiscal 2004, 2003 and 2002, respectively were $0.014 million, $0.007 million and $0.003 million and gross realized losses in fiscal 2002 were $0.2 million and were included in earnings as a result of the sales of available for sale securities. There were no gross realized losses in fiscal 2004 or 2003.

      Fair Values of Financial Instruments. The Company considers the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable to approximate fair value due to the short period of time to maturity for these financial instruments. Short-term investments are carried at fair value based on quoted market prices. Long-term strategic investments are carried at amounts which management believes approximates fair value after taking into account management’s impairment analyses performed and the impairments recorded as of the respective balance sheet dates. Long-term debt, including current portion, is carried at amounts which management believes approximates value fair as the contractual interest rates are believed to approximate rates that the Company could obtain for comparable arrangements.

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

      Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

      Significant components of inventories are:

	March 31,

	2004	2003

	(In thousands)
Raw materials	$763	$666
Work-in-process	1,976	2,933

	$2,739	$3,599

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

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of property and equipment are:

	March 31,

	2004	2003

	(In thousands)
Equipment	$24,102	$35,122
Furniture and fixtures	232	516
Leasehold improvements	1,314	1,819

	25,648	37,457
Accumulated depreciation and amortization	(20,218)	(26,428)

Net property and equipment	$5,430	$11,029

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

      Proforma information regarding net loss and net loss per share under the fair value method is presented below:

	Years Ended March 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss, as reported	$(15,980)	$(17,027)	$(22,618)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,484)	(5,012)	(6,219)

Pro forma net loss	(20,464)	(22,039)	(28,837)
Basic and diluted net loss per share:
As reported	$(1.28)	$(1.39)	$(1.87)

Pro forma	$(1.64)	$(1.79)	$(2.39)

      On January 14, 2004, the Company’s Board of Directors announced the declaration of an extraordinary cash dividend of $4.50 per share to shareholders of record on February 5, 2004. The dividend was paid on March 11, 2004, totaled $57.8 million, and has been recorded as a return of capital. Pursuant to the Nasdaq Marketplace Rules, the ex-dividend date with respect to the cash dividend was set as March 12, 2004. Under the intrinsic value method of accounting for stock options, the Company is required to adjust its stock option exercise price by the dividend amount or $4.50 per share because the dividend was a return of capital. Since

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s stock option plan does not allow it to reprice options, the Company was required to change to the variable method of accounting for its outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the Company’s common stock. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. The change to the variable method of accounting on March 12, 2004 had no financial impact on the fiscal 2004 financial statements.

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

      The following table sets forth the potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for all periods presented:

	Years Ended March 31,

	2004	2003	2002

Options to purchase common stock	1,186,796	1,983,911	1,824,294
Average exercise price	$19.78	$14.98	$16.39

      Comprehensive Loss. Comprehensive loss comprises net loss and other comprehensive gain (loss). The Company records unrealized gains and losses on the mark-to-market of its available for sale investments as the only component of other comprehensive gain (loss).

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive loss, net of related tax, for the years ended March 31, 2004, 2003, and 2002 were as follows:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Net loss	$(15,980)	$(17,027)	$(22,618)
Unrealized gain (loss) on available for sale securities	24	63	(675)
Reclassification adjustments for (gain) loss on sale of available for sale securities	(14)	(7)	144

Comprehensive loss	$(15,970)	$(16,971)	$(23,149)

      The components of accumulated comprehensive loss, net of related tax, at March 31, 2004, 2003, and 2002 were as follows:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Accumulated deficit	$(67,790)	$(51,810)	$(34,783)
Unrealized gain (loss) on available for sale securities	15	5	(51)

Accumulated comprehensive loss	$(67,775)	$(51,805)	$(34,834)

      Foreign Currency Translation. The U.S. dollar is the functional currency for the Company’s foreign operations. Gains and losses on the remeasurement into United States dollars of amounts denominated in foreign currencies are included in net loss. The total foreign currency translation included in net loss was a loss of approximately $0.1 million in fiscal 2003 and was not material in fiscal 2002 and 2004.

      Principles of Consolidation. The consolidated financial statements include the accounts of Celeritek and its subsidiaries. All significant intercompany balances and transactions are eliminated on consolidation.

      Reclassification. Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

      Recent Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 in the third quarter of fiscal 2004 and its adoption did not have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued Statement Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As the Company has not created or modified any financial instruments since the effective date of SFAS 150, it did not have a material impact on the Company’s financial statements.

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Management adopted the consensus in the second quarter of fiscal 2004, and it did not have a material effect on the Company’s results of operations or financial condition.

      In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the second quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

Note 2.	Special Charges

      During fiscal 2004, the Company incurred $4.5 million in special charges due to its exit from the wireless handset power amplifier market, partially offset by $0.2 million in proceeds received in fiscal 2004 from the sale of equipment impaired in fiscal 2002, for a net expense of $4.3 million for fiscal 2004. These matters are discussed further below.

      The special charges of $2.6 million recorded during the second quarter of fiscal 2004 were due to the Company’s restructuring activities at its Belfast facility in July 2003, and the Company’s decision to exit the wireless handset power amplifier market in late September 2003. This decision was the result of severe pricing pressure and other adverse market conditions in the wireless handset industry that the Company believes would have prevented its handset related business from achieving acceptable gross margins. The special charges of $2.6 million are comprised of approximately $0.2 million of impairment charges related to the write down of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

      The special charges of $1.9 million recorded during the third quarter of fiscal 2004 were due to the Company’s decision to exit the wireless handset power amplifier market and included $0.7 million in employee termination expenses, $1.1 million in building consolidation costs, and $0.1 million to close the Company’s Korean subsidiary, offset by $0.2 million in proceeds from the sale of equipment impaired in fiscal 2002.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s special charges activity as follows (in thousands):

				Lease
				Termination
	Employee		Impairment	and
	Termination	Excess	of Assets	Relocation
	Costs	Equipment	Held for Sale	Costs	Total

Fiscal 2003 special charges	$350	$1,160	$—	$1,326	$2,836
Cash paid	(227)	—	—	(276)	(503)
Non-cash activity	—	(1,160)	—	—	(1,160)

Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173

Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

      The special charges of $2.8 million recorded during the third quarter of fiscal 2003 were due to Motorola’s transition from the model 120v handset platform on which the Company was the sole source for power amplifier modules, to the next generation of handset platforms, for which the Company is not a supplier of power amplifier modules. As a result of this decrease in revenue and operations, the Company closed its office in Lincoln, United Kingdom and restructured various operations in the United States. The $2.8 million of special charges is comprised of operating lease and fixed asset impairments and employee termination charges. Approximately $1.3 million of the $2.8 million total charge is due to an operating lease impairment, which was the result of equipment covered by operating leases no longer having economic value to the Company. Another $1.1 million of the $2.8 million total charge is due to the write off of certain Lincoln fixed assets, mainly equipment. The Lincoln building, which was owned by the Company, was reclassified to prepaid and other current assets as a current asset for resale. The Company subsequently sold the building in July 2003 for approximately $0.3 million, which resulted in a gain of approximately $0.05 million. The remaining $0.4 million of the $2.8 million charge is related to employee termination charges. The total number of employees terminated in the United States and the United Kingdom was 44.

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

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At the acquisition date, Tavanza did not meet the accounting criteria to be considered a business acquisition. Accordingly, the Company accounted for this transaction as an acquisition of assets as follows. The Company allocated the acquisition purchase price to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Since the transaction was not accounted for as a business combination, no goodwill was recognized. Excess purchase price over the already allocated fair value of assets acquired was allocated on a pro rata basis to the intangible assets. The fair value assigned to intangible assets acquired was determined through established valuation techniques. These valuation techniques included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to the Company’s cost of capital. All of the projections used were based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

      The following is a summary of the purchase price allocation (in thousands):

Tangible assets less liabilities assumed	$580
Patent applications	233
Assembled workforce	913
In-process research and development	4,414

Total purchase price	$6,140

      Purchased intangible assets with definite useful lives had been amortized over that useful life beginning in the third quarter of fiscal 2003. The Company has no intangible assets with indefinite useful lives. In-process research and development of $4.4 million, at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore expensed.

      In October 2003, the Company sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Intangible Assets

      Intangible assets consist of the following (in thousands):

	Patent Application			Assembled Workforce

	Amortization Period			Amortization Period

	4 Years			2 Years

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

At March 31, 2003	$233	$(25)	$208	$913	$(190)	$723
Amortization — nine months ended December 31, 2003	—	(28)	(28)	—	(229)	(229)
Reclassification to assets held for sale in September 2003	(233)	53	(180)	(913)	419	(494)

At March 31, 2004	$—	$—	$—	$—	$—	$—

      In October 2003, the Company sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc.

Note 5.	Costs Related to Shareholder and Strategic Actions

      During the second quarter of fiscal 2003, the Company received an unsolicited conditional offer from Anaren Inc. for all of the outstanding shares of the Company’s common stock. The Board of Directors voted unanimously to reject the offer as not in the best interests of the Company’s shareholders. In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In the first quarter of fiscal 2004 the Company’s Board of Directors entered into an agreement with the Shareholder Committee and cancelled the special meeting. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee. Expenses for legal and investment advisors of $1.3 million for fiscal 2003 and $3.4 million for fiscal 2004 have been incurred relating to both of these actions and have been reported in loss from operations under the caption “Costs related to shareholder and strategic actions.” In February 2004, the Company changed its investment advisors. See note 17 for commitments arising from contracts for such services.

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

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the Company’s product liability during the three months and twelve months ended March 31, 2004 were as follows (in thousands):

	Three Months		Twelve Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

Beginning accrual balance	$400	$500	$400	$500
Warranties issued	35	80	188	243
Adjustment related to change in estimates	(100)	(100)	(100)	(100)
Charges incurred	(34)	(80)	(187)	(243)

Ending accrual balance	$301	$400	$301	$400

Note 7.	Strategic Investments

Handset Design Company

      In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of March 31, 2004 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

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

Note 8.	Related Party Transactions

      The Company has outstanding loans totaling $0.6 million at March 31, 2004 and $1.5 million at March 31, 2003 to certain officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by the Company, the principal outstanding will be due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002, 2003, or 2004. During fiscal 2002, 2003 and 2004, the outstanding loans to officers and employees were reduced by the amounts of $0.3 million, $0.1 million and $0.9 million, respectively.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Accrued Liabilities

      Significant components of accrued liabilities are:

	March 31,

	2004	2003

	(In thousands)
Accrued expenses	$2,613	$1,597
Accrued commissions	589	657
Warranty accrual	301	400
Other	1,323	1,547

	$4,826	$4,201

Note 10.	Leases

      The Company leases equipment under capital and non-cancelable operating leases. The Company also leases certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2007.

      Property and equipment include the following amounts under leases that have been capitalized:

	March 31,

	2004	2003

	(In thousands)
Equipment	$5,202	$8,413
Less accumulated amortization	(3,488)	(4,069)

	$1,741	$4,344

      Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets require the Company to maintain adequate liability insurance coverage. The leases are secured by the related assets.

      Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2004:

	Capital	Operating
	Leases	Leases

	(In thousands)
2005	$336	$3,470
2006	—	1,253
2007	—	276
2008	—	30

Total minimum lease payments	336	$5,029

Less amounts representing interest	(8)

Present value of net minimum lease payments	328
Less current portion	(328)

	$—

      Rent expense was approximately $4.0 million, $5.5 million, and $7.2 million for the years ended March 31, 2004, 2003, and 2002, respectively.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Long-Term Debt

      The Company has various equipment notes outstanding with lenders, which are secured by the related equipment and carry interest rates ranging from 8.87% to 10.97%. Several of these notes have covenants attached pertaining to liquidity levels and minimum tangible net worth. As of March 31, 2004 the Company was not in compliance with all covenants. Consequently, all debt balances have been reclassified as current, pending discussions with the lenders.

      Future minimum principle payments on debt consisted of the following at March 31, 2004:

Debt

(In thousands)
2005	$1,576
2006	290

Total minimum principle payments	1,866
Less current portion	(1,866)

Non-current portion	$—

Note 12.	Income Taxes

      Significant components of the provision (benefit) for income taxes are as follows:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$(244)
State	—	—	—
Foreign	—	136	64

Total current	—	136	(180)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Provision (benefit) for income taxes	$—	$136	$(180)

      Income (loss) before provision for income taxes consisted of the following:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Domestic	$(15,644)	$(17,338)	$(23,076)
Foreign	(336)	447	278

Income (loss) before provision for income taxes	$(15,980)	$(16,891)	$(22,798)

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the provision (benefit) for income taxes computed at the United States federal statutory tax rate to the effective tax rate is as follows:

	Years Ended March 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands, except percentages)
At U.S. statutory rate	$(5,434)	(34.0)%	$(5,743)	(34.0)%	$(7,751)	(34.0)%
Change in valuation allowance	5,763	36.1	4,219	25.0	7,751	34.0
In-process research and development	—	—	1,501	8.9	—	—
Foreign taxes	—	—	136	0.8	64	0.3
Benefit due to change in tax law	—	—	—	—	(244)	(1.1)
Federal alternative minimum tax	—	—	—	—	—	—
Other	(329)	(2.1)	23	0.1	—	—

Provision (benefit) for income taxes	$—	0%	$136	0.8%	$(180)	(0.8)%

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Inventory valuation	$3,378	$5,650
Accruals and reserves not deductible for tax purposes	1,378	2,005
Net operating loss carryforwards	21,131	12,829
Tax credit carryforwards	2,515	2,197
Other	1,266	896

Deferred tax assets	29,668	23,577
Valuation allowance	(29,668)	(22,972)

	$—	$605

Deferred tax liabilities:
Acquisition-related item	$—	$(605)

Net deferred tax assets	$—	$—

      As of March 31, 2004 the Company had net deferred tax assets of approximately $29.6 million. Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of March 31, 2004 was recorded.

      The valuation allowance for deferred tax assets increased by approximately $6.7 million, $2.4 million and $9.7 million during the years ended March 31, 2004, March 31, 2003 and March 31, 2002, respectively.

      As of March 31, 2004, the Company had federal net operating loss and tax credit carryforwards of approximately $57.8 million and $1.1 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2021 and 2012, if not utilized.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also had state net operating loss and tax credit carryforwards of approximately $23.7 million and $2.1 million, respectively. The state net operating loss and California Manufacturer’s Investment credit carryforwards will expire beginning in 2007 and 2010, if not utilized. The state research and development tax credits will carry forward indefinitely.

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

      The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the Plan were approximately $167,000 in fiscal 2004, $185,000 in fiscal 2003, and $253,000 in fiscal 2002. Administrative expenses relating to the Plan are insignificant.

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

Employee Stock Purchase Plan

      Under the Company’s Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock were originally reserved for issuance to employees of the Company. On July 27, 2001 the Company’s shareholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance thereunder from 500,000 to 1,000,000. During the fiscal year ended March 31, 2004, 2003, and 2002, 77,914, 80,645, and 71,087 shares of common stock, respectively, were purchased under the ESPP. The Company has 303,292 shares remaining reserved for future issuance under this Plan.

Stock Option Plans

1994 Stock Option Plan

      The 1994 Stock Option Plan (the 1994 Plan), which was approved in April 1994 and amended in August 2003, expires June 2013. The Company may grant either incentive stock options or nonstatutory stock options to certain employees and consultants as designated by the Board of Directors. The 1994 Plan provides that (i) the exercise of an incentive stock option will be no less than the fair market value of the Company’s common stock at the date of grant, (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value. The plan administrator has the authority to set exercise dates (no longer than ten years from the date of grant or five years for an optionee who meets the 10% criteria), payment terms, and other provisions for each grant. Unexercised options are canceled upon termination of employment and become available under the 1994 Plan. The Company has reserved 1,696,873 shares for future issuance under the 1994 Plan.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Nonstatutory Stock Option Plan

      On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the 2000 Plan) under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. The Company has 193,751 shares remaining reserved for future issuance under the 2000 Plan.

Tavanza, Inc. Statutory Stock Option Plan

      On October 29, 2002, the Company assumed all the outstanding options to purchase Tavanza common stock included in the Tavanza, Inc. Statutory Stock Option Plan, (the Tavanza Plan). The Company has reserved 3,438 shares for future issuance under the Tavanza Plan upon exercise of the assumed options.

      Activity under the 1994 Plan, the 2000 Plan and the Tavanza Plan is set forth below:

		Options Outstanding		Weighted
	Shares			Average
	Available	Number of	Price Per	Exercise
	for Grant	Shares	Share	Price

Balance at March 31, 2001.	534,392	1,549,592	$3.00 - $53.75	$17.48
Additional shares authorized for 1994 Plan	250,000
Options granted	(709,000)	709,000	10.00 - 14.53	11.02
Options exercised	—	(224,713)	3.00 - 13.13	5.15
Options canceled and expired	209,585	(209,585)	4.00 - 53.75	18.34

Balance at March 31, 2002	284,977	1,824,294	$3.00 - $53.75	$16.39
Assumed Tavanza, Inc. Statutory stock option plan	200,000
Options granted	(375,000)	375,000	6.74 - 9.44	7.65
Options exercised	—	(33,324)	4.00 - 6.94	5.61
Options canceled and expired	171,059	(182,059)	3.00 - 53.75	15.09

Balance at March 31, 2003	281,036	1,983,911	$3.00 - $53.75	$14.98
Additional shares authorized for 1994 Plan	250,000
Options granted	(7,500)	7,500	7.33 - 7.33	7.33
Options exercised	—	(435,885)	3.00 - 7.05	5.12
Options canceled and expired	183,730	(368,730)	6.63 - 53.75	11.03

Balance at March 31, 2004	707,266	1,186,796	$3.00 - $53.75	$19.78

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.00 - $10.00	495,796	7.76 years	$9.31	264,171	$9.07
$11.96 - $31.44	531,000	6.78 years	$19.31	438,194	$19.83
$53.75 - $53.75	160,000	6.02 years	$53.75	156,656	$53.75

	1,186,796	7.09 years	$19.78	859,021	$22.72

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended March 31,

	2004	2003	2002

Risk-free interest rate	3.5%	4.1%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	87.2%	88.7%	90.5%
Expected life of options	5 years	5 years	5 years

      The Company used the following weighted average assumptions for its ESPP:

	Years Ended March 31,

	2004	2003	2002

Risk-free interest rate	1.1%	1.7%	4.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	87.2%	88.7%	90.5%
Expected life of options	0.5 years	0.5 years	0.5 years

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

      The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2004, 2003, and 2002 was $5.12, $5.92, and $7.99, respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2004, 2003, and 2002 was $2.90, $3.01, and $6.35, respectively.

Outside Directors’ Stock Option Plan

      Under the Outside Directors’ Stock Option Plan (the Directors’ Plan), options are granted automatically at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Such options have a maximum term of 10 years. New directors are automatically granted options to purchase 10,000 shares of common stock at their date of election or appointment to the Board. In addition, each director will be automatically granted

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10,000 shares on the date of the annual meeting of shareholders each year. Options shall vest 100% on the first anniversary of the grant date. During the fiscal year ended March 31, 2004, 84,000 options to purchase shares of common stock were granted. At March 31, 2004, options to purchase 103,500 shares of common stock were outstanding of which 19,500 options were exercisable at weighted average exercise prices of $7.72 and $8.70, respectively. The Company had 118,500 shares reserved for future issuance under the Directors’ Plan as of the end of fiscal 2004.

Purchase Rights

      The Board of Directors declared a dividend of one right for each share of common stock (the Right) to be paid on April 8, 1999, to shareholders of record at such date. Each Right represents the right to purchase one one-thousandth of a share of preferred stock at an exercise price of $45.00 per Right. All common stock issued after April 9, 1999 contained the Right. On June 6, 2003, the Company amended the Rights Plan to accelerate the final expiration date of the Preferred Share Purchase Rights issued thereunder from April 8, 2009 to June 13, 2003. The Company terminated the Rights Plan upon expiration of the purchase rights on June 13, 2003.

Note 15.	Business Segment Data and Related Information

      The Company operates in one business segment, the sale of GaAs-based products for the wireless communications market to semiconductor and subsystems customers.

      The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Revenue from semiconductor components was $10.2 million in fiscal 2004, $29.3 million in fiscal 2003, and $30.4 million in fiscal 2002. Revenue from GaAs-based subsystems was $19.7 million in fiscal 2004, $20.1 million in fiscal 2003, and $26.7 million in fiscal 2002.

Significant Customers Representing 10% or More of Total Revenues

      During the fiscal year ended March 31, 2004, Raytheon accounted for approximately 16% of net sales and BAE Systems accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales. During the fiscal year ended March 31, 2002, Motorola accounted for approximately 43% of net sales.

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations by geographic region:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Net sales to customers:
United States	$19,397	$16,366	$39,541
Europe	4,905	3,630	3,064
China	2,034	9,771	—
Japan	1,781	4,149	4,530
Canada	750	710	—
Korea	610	3,277	280
India	245	216	—
Brazil	88	2,357	2,336
Mexico	—	8,912	5,521
Israel	—	32	262
Other	118	3	1,516

	$29,928	$49,423	$57,050

Net property and equipment:
United States	5,238	9,997	11,984
United Kingdom	165	848	2,558
Philippines	27	139	297
South Korea	—	45	—

	$5,430	$11,029	$14,839

      Net sales to customers are based on the customers’ billing location. Long-lived assets are those assets used in each geographical area.

Note 16.	Contingencies

      The Company operates in the semiconductor industry and may from time to time become party to litigation. Management is currently not aware of any potential or pending litigation that could reasonably be expected to have a material adverse affect on the Company’s financial condition or result of operations.

Note 17.	Commitments

      The Company has contractual commitments as of March 31, 2004, relating to its engagement of financial advisory firms pursuant to which the Company was required to remit an advisory fee of $0.05 million, which has been expensed in the fourth quarter of fiscal 2004. A minimum transaction fee of $0.3 million will be due upon completion of a transaction. However, as is customary for contracts of this type, these commitments may increase above the minimum depending on the value of any strategic transaction the Company may complete.

      In November 2002, the Company entered into change of control severance agreements with each of Tamer Husseini (the Company’s CEO) and Margaret Smith (the Company’s CFO). Pursuant to these agreements, if either Mr. Husseini or Ms. Smith is terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he or she shall be entitled to certain benefits as set forth in the agreements. The change in the composition of the Company’s Board as a result of its agreement with the Celeritek Shareholder Protective Committee, as

CELERITEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in Note 5, resulted in a change of control for the purpose of these agreements. In the event of an involuntary termination, severance cost would be approximately $1.5 million for both Mr. Husseini and Ms. Smith. In addition, all options granted prior to the change of control will become fully vested and be exercisable as of the date of termination. As of March 31, 2004, there are stock options outstanding for 318,000 shares subject to the change of control agreement with a weighted average exercise price of $20.15.

Note 18.	Supplemental Cash Flow Information

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Cash paid for interest	$414	$711	$695
Cash paid for income taxes	—	74	77
Capital lease obligations incurred to acquire equipment	480	100	189
Assumption of options as consideration for acquisition of Tavanza, Inc. assets	—	1,000	—

Note 19.     Quarterly Results of Operations (Unaudited)

      The following table presents unaudited quarterly data for the eight quarters ended March 31, 2004. This information has been presented on the same basis as the audited consolidated financial statements. All necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. Certain amounts have been reclassed to conform to annual disclosures.

	Three Months Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2002	2002	2002(1)	2003	2003	2003(2)	2003(3)	2004

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$15,341	$15,484	$10,523	$8,075	$6,572	$7,083	$7,714	$8,559
Gross profit	3,955	3,880	1,922	565	555	1,379	2,630	3,189
Loss from operations	(1,404)	(1,621)	(10,379)	(4,571)	(7,139)	(6,721)	(3,406)	(425)
Net loss	$(1,267)	$(1,168)	$(10,050)	$(4,542)	$(6,898)	$(5,730)	$(3,148)	$(204)

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.82)	$(0.37)	$(0.56)	$(0.46)	$(0.25)	$(0.02)

Shares used in net loss per share calculation:
Basic and diluted	12,231	12,280	12,301	12,328	12,343	12,374	12,408	12,715

(1)	The quarter ended December 31, 2002 included a $4.4 million charge for in-process research and development and a $2.8 million special charge due to restructuring activities.

(2)	The quarter ended September 30, 2003 included a $2.6 million special charge due to the Company’s restructuring activities at its Belfast facility in July 2003, and the Company’s decision to exit the wireless handset power amplifier market in late September 2003.

(3)	The quarter ended December 31, 2003 included a $1.9 million special charge due to the Company’s decision to exit the wireless handset power amplifier market in late September 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

CELERITEK, INC.

By:	/s/ TAMER HUSSEINI

Tamer Husseini
Chairman, President and
Chief Executive Officer

Date: June 25, 2004

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

Signature	Title	Date

/s/ TAMER HUSSEINI Tamer Husseini	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 25, 2004

/s/ MARGARET E. SMITH Margaret E. Smith	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2004

/s/ ROBERT J. GALLAGHER Robert J. Gallagher	Director	June 25, 2004

/s/ J. MICHAEL GULLARD J. Michael Gullard	Director	June 25, 2004

/s/ LLOYD I. MILLER Lloyd I. Miller	Director	June 25, 2004

/s/ BRYANT R. RILEY Bryant R. Riley	Director	June 25, 2004

Signature	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 25, 2004

/s/ CHARLES P. WAITE Charles P. Waite	Director	June 25, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period

	(In thousands)
Year Ended 3/31/04	$626	$—	$79	$547
Year Ended 3/31/03	$1,183	$277	$834	$626
Year Ended 3/31/02	$1,977	$557	$1,351	$1,183

(1)	Deductions represent write-offs of uncollectable accounts receivable.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant.
3	.2(16)	Bylaws of Registrant, as amended through May 28, 2003.
4	.1(2)	Form of Registrant’s Stock Certificate.
4	.2(2)	Third Modification Agreement (including Registration Rights Agreement) dated July 30, 1990, between the Registrant and certain investors.
4	.3(6)	Shareholders Rights Agreement dated March 25, 1999, by and between the Registrant and BankBoston, N.A.
4	.4(14)	Registration Rights Agreement, dated February 4, 2000, between the Registrant and the parties identified on Exhibit A thereto.
10	.1(2)	1985 Stock Incentive Program and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10	.2(4)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.
10	.3(10)	Employee Qualified Stock Purchase Plan, as amended, and form of Subscription Agreement.
10	.4(2)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.
10	.5(2)	Form of Directors’ and Officers’ Indemnification Agreement.
10	.6(2)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.
10	.7(3)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.
10	.8(7)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).
10	.9(8)	2000 Nonstatutory Stock Option Plan.
10	.10(8)	Share Subscription Agreement by and between the Registrant and Suntek Compound Semiconductor Co. LTD, dated December 5, 2000.
10	.11(9)	Joint Venture Agreement, dated as of December 20, 2001, by and among Celeritek, Inc., UBE Electronics, Ltd. and NewGen Telecom Co., Ltd.
10	.12(11)	Stock Purchase agreement, dated as of March 18, 2002, by and among Celeritek, Inc. and NewGen Telecom Co., Ltd.
10	.13(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Tamer Husseini, dated November 22, 2002.
10	.14(12)	Change of Control Severance Agreement by and between Celeritek, Inc. and Margaret E. Smith, dated November 22, 2002.
10	.15(15)	Tavanza, Inc. 2000 Stock Incentive Plan.
16	.1(17)	Letter dated February 23, 2004 from Ernst & Young LLP to the Securities and Exchange Commission.
21		Subsidiaries of Celeritek.
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(13)	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee.

(1)	Incorporated by reference to our Form 8-K filed on July 29, 2002.

(2)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(3)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(5)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to our Form 8-A filed on April 1, 1999.

(7)	Incorporated by reference to our Form 10-K/ A filed for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Form 10-Q filed for the quarter ended December 31, 2001.

(10)	Incorporated by reference to our Form S-8 (Commission File No. 333-67624) filed on August 15, 2001.

(11)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2002.

(12)	Incorporated by reference to our Form 8-K filed on April 16, 2003.

(13)	Incorporated by reference to our Form 8-K filed on May 28, 2003.

(14)	Incorporated by reference to our Form S-3 (Commission File No. 333-31160) filed on February 25, 2000.

(15)	Incorporated by reference to our Form S-8 (Commission File No. 333-102538) filed on January 16, 2003.

(16)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2003.

(17)	Incorporated by reference to our Form 8-K filed on February 23, 2004.