Form 10-K/A
period 2004-03-31
CELERITEK INC/CA
filed 2004-07-23
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 0-23576

Celeritek, Inc.

(Exact name of registrant as specified in its charter)

California	77-0057484

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3236 Scott Boulevard, Santa Clara, California 95054
(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: (408) 986-5060

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES ☐ NO ☑

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

     The number of shares of the Registrant’s common stock outstanding as of July 23, 2004, was 12,855,962.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

     This Amendment No. 1 (this “Amendment”) to the annual report on Form 10-K is being filed solely to provide the information required by Part III, including Items 10, 11, 12, 13 and 14. In our original annual report on Form 10-K, filed on June 25, 2004 (the “Original Form 10-K”), we incorporated the information required by Part III by reference to our proxy statement for our 2004 annual meeting on shareholders.

     This Amendment amends only Part III of the Original Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Original Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-K. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Form 10-K.

		Page

PART III

Item 10.	Directors and Executive Officers of the Registrant	1

Item 11.	Executive Compensation	3

Item 12.	Security Ownership of Certain Beneficial Owners and Management	6

Item 13.	Certain Relationships and Related Transactions	9

Item 14.	Principal Accounting Fees and Services	9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

     Set forth below is certain information as June 17, 2004 regarding each director of the Company:

			Director or
			Executive
Name	Age	Position	Officer Since
Tamer Husseini(4)	61	Chairman of the Board, President and Chief Executive Officer of Celeritek	1984

Robert J. Gallagher(1)(2)(3)(5)	60	Director	1998

J. Michael Gullard(1)(3)(5)	59	Director	2003

Lloyd I. Miller, III(4)	50	Director	2003

Bryant R. Riley(1)(2)(5)	37	Director	2003

Michael B. Targoff(3)	60	Director	2003

Charles P. Waite(2)	74	Director	1984

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Member of the Stock Option Committee.

(5)	Member of the Strategy Committee.

     Tamer Husseini, a founder of our company, has served as Celeritek’s Chairman of the Board, President and Chief Executive Officer since our company was founded in 1984. Prior to founding Celeritek, Mr. Husseini was employed by Granger Associates, a telecommunications company, as Vice President from 1982 until 1984. Before joining Granger Associates, Mr. Husseini was employed by Avantek, Inc., a manufacturer of integrated circuits and components for wireless communications applications and now a division of Agilent Technologies, from 1972 until 1982, last serving as General Manager of the Microwave Transistor Division. Mr. Husseini has a B.S.E.E. from the University of Texas.

     Robert J. Gallagher was appointed to the Board of Directors in October 1998. From 1983 to December 2000, Mr. Gallagher was employed by Acuson Corporation, a manufacturer of medical ultrasound imaging systems. Mr. Gallagher joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer, became Executive Vice President in March 1991, was Chief Operating Officer from January 1994 until March 1999, and was President of Acuson from May 1995 until November 1997, when he was appointed Vice Chairman of the Board. He retired as Chief Operating Officer in March 1999, but remained Senior Vice President until February 2000. In February 2000, Mr. Gallagher again served as President and Chief Operating Officer of Acuson until his retirement in January 2001. Mr. Gallagher has a B.S. and a B.A. from Rutgers University and an M.B.A. from Stanford University.

     J. Michael Gullard was appointed to the Board of Directors in May 2003. Since 1984, Mr. Gullard has served as a general partner of Cornerstone Management, a venture capital and consulting firm that provides strategic focus and direction for technology companies primarily in the software and data communications industries. He is also chairman of the board of Netsolve, Inc., a Nasdaq listed company, and serves on the board of directors of JDA Software Group, Inc., a Nasdaq listed company. Mr. Gullard’s 27 years in the technology industry include a number of executive and management posts at Telecommunications Technology Inc. and the Intel Corporation. He holds a B.A and an M.B.A from Stanford University.

     Lloyd I. Miller, III was appointed to the Board of Directors in May 2003. Mr. Miller is a director of Stamps.com,

Aldila, Inc., and American Banknote Corporation. Mr. Miller is also a member of the Chicago Board of Trade and the Chicago Stock Exchange. Mr. Miller previously served on the board of directors of several companies, including Denny’s Corporation, Anacomp, Inc., Vulcan International and American Controlled Industries. Mr. Miller received his B.A. from Brown University.

     Bryant R. Riley was appointed to the Board of Directors in May 2003. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley and Co., Inc., a stock brokerage firm, from 1997 to the present. Mr. Riley also has served as the Chairman and Chief Executive Officer of Riley Investment Management, LLC, an investment management company, since founding the company in 2000. From 1995 to 1997, Mr. Riley was an equity salesman with Dabney/Resnick Inc., a stock brokerage firm. Mr. Riley is a director of Aldila, Inc. He received his B.S. in Finance from Lehigh University.

     Michael B. Targoff was appointed to the Board of Directors in May 2003. Mr. Targoff is the owner of Michael B. Targoff & Co., a company he founded in January 1998 that seeks active or controlling investments in telecommunications and related industry early stage companies. From January 1996 through January 1998, Mr. Targoff was President and Chief Operating Officer of Loral Space and Communications Ltd. Mr. Targoff had been Senior Vice President of Loral Corporation prior to the combination of Loral’s defense electronics and systems integration businesses with Lockheed Martin in 1996. Mr. Targoff also serves on the board of directors of Globalstar Telecommunications Ltd., Leap Wireless International Inc., ViaSat, Inc. and Infocrossing Inc. Mr. Targoff has a B.A. from Brown University and a J.D. from Columbia University School of Law.

     Charles P. Waite has served on the Board of Directors since Celeritek was founded in 1984. He has been with Greylock, a venture capital firm, since 1966 and is currently a special limited partner there. Mr. Waite has a B.S. from the University of Connecticut and an M.B.A. from Harvard University.

Shareholder Nominations of Directors

     It is the policy of the Corporate Governance and Nominating Committee of the board of directors of the Company to consider both recommendations and nominations for candidates to the board of directors from shareholders.

     A shareholder who desires to recommend a candidate for election to the board of directors shall direct the recommendation in writing to the Corporate Secretary, 3236 Scott Boulevard, Santa Clara, CA 95054, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the company within the last three years and evidence of the nominating person’s ownership or beneficial of company stock and amount of stock holdings.

     A shareholder who instead desires to nominate a person directly for election to the board of directors must meet the deadlines and other requirements set forth in Section 2.14 of the company’s bylaws and the rules and regulations of the Securities and Exchange Commission.

Audit Committee

     The Audit Committee of the company’s board of directors oversees the company’s corporate accounting and financial reporting process and performs several functions in the performance of this role. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the company’s audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; reviews the financial statements to be included in the company’s Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of the company’s quarterly financial statements. The Audit Committee has adopted a written charter.

     The current members of the Audit Committee are Messrs. Gallagher, Gullard and Riley. The board of directors has determined that each of these directors meet the requirements for membership to the Audit Committee, including the independence requirements of the Securities and Exchange Commission and the Nasdaq listing standards. The board of directors has identified Mr. Gallagher as the member of the Audit Committee who is an

“audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended. The Audit Committee held twelve meetings during fiscal 2004.

Code of Ethics for Principal Executive and Senior Financial Officers

     We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our principal executive officer, principal financial officer, controller and any persons performing similar functions. This Code is posted on our Internet website. The address of our website is http://www.celeritek.com. We will post any amendments to, or waivers from, this Code on our website.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% shareholders were complied with during fiscal year 2004.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning the compensation that we paid during the last three fiscal years to our Chief Executive Officer and the other most highly compensated executive officers who earned more than $100,000 during the fiscal year ended March 31, 2004. All option grants were made under our 1994 Stock Option Plan.

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities	All Other
	Fiscal	Salary	Bonus	Underlying	Compensation
Name and Principal Position	Year	($)	($)	Options (#)	($)
Tamer Husseini	2004	321,238	—	—	7,966	(1)
Chairman of the Board, President	2003	319,382	—	—	8,700
and Chief Executive Officer	2002	273,932	—	100,000	10,726
Richard G. Finney	2004	224,994	—	—	18,216	(1)
Vice President, Subsystems Division	2003	222,388	—	—	8,468
	2002	183,928	—	55,000	6,748
Margaret E. Smith	2004	224,994	—	—	8,093	(1)
Vice President, Finance and Chief	2003	220,657	—	—	9,230
Financial Officer	2002	160,804	—	60,000	6,062
Perry A. Denning (3)	2004	185,059	—	—	7,407	(2)
Former Vice President,	2003	188,748	77,320	—	12,755
Semiconductor Division	2002	161,575	78,348	35,000	14,622
Gary J. Policky	2004	169,399	—	—	13,857	(1)
Vice President, Engineering and	2003	164,350	—	—	17,946
Chief Technical Officer	2002	148,422	—	15,000	15,554
Damian M. McCann	2004	165,006	—	—	2,816	(1)
Vice President, Advanced Marketing	2003	170,889	—	—	3,038
and Technology	2002	146,476	10,000 (4)	20,000	1,317

(1)	Represents premiums paid on supplemental long term disability insurance, medical reimbursement insurance and 401(k) Plan contributions.

(2)	Represents premiums paid on supplemental long term disability insurance and medical reimbursement insurance.

(3)	Mr. Denning’s employment with us terminated on September 29, 2003.

(4)	Represents commission payment.

Option Grants in Last Fiscal Year

     No options or stock appreciation rights were granted to our Chief Executive Officer or our other most highly compensated executive officers during the fiscal year ended March 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to our Chief Executive Officer and its other most highly compensated executive officers concerning shares acquired upon exercise of stock options in the fiscal year ended March 31, 2004 and exercisable and unexercisable options held as of March 31, 2004. All option grants were made under our 1994 Stock Option Plan.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		Fiscal Year End(#)		Fiscal Year End($)
	Acquired on	Value
Name	Exercise(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tamer Husseini	127,500	472,450	170,289	55,211	—	—
Richard G. Finney	49,584	197,045	46,124	24,376	—	—
Margaret E. Smith	18,000	27,630	67,082	25,418	—	—
Perry A. Denning.	10,106	37,291	36,124	14,376	—	—
Gary J. Policky	22,500	58,613	8,000	7,500	—	—
Damian M. McCann.	32,549	94,699	71,226	24,274	—	—

(1)	Market value of underlying securities is based on the per share closing price of our common stock on the date of exercise, minus the exercise price.

Compensation of Directors

     During the fiscal year ending March 31, 2004, each of our non-employee directors was paid $1,500 for each regular or special board of directors meeting attended in person, and $500 for each regular or special board meeting attended telephonically. We also paid each director $500 for each board committee meeting attended that occurred on a date different than a meeting of the full board. In addition, in consideration of Mr. Gullard’s agreement to serve on the board, the board elected to compensate Mr. Gullard in the amount of $30,000.

     In addition, each of our non-employee directors is eligible to participate in the Outside Directors’ Stock Option Plan (the “Director Plan”). Prior to the amendment of the Director Plan, as approved by the board of directors in June 2003 and by our shareholders in August 2003, each non-employee director automatically received an option to purchase 6,000 shares of our common stock on the date on which the optionee first became a director of the company. The vesting of such option grant is based on continued service as a director, and the shares underlying each option vest at the rate of 25% per year, so that each option will be fully vested after the director completes four years of continued service. On May 28, 2003, in connection with their appointment to the board, directors Gullard, Miller, Riley and Targoff each received a 6,000 share option grant at a per share exercise price of $7.91.

     As a result of the amendment in 2003 to the Director Plan, each non-employee director who becomes a director after the 2003 annual meeting of shareholders will automatically receive an option to purchase 10,000 shares of our common stock, on the date on which the optionee first becomes a director of the company. The vesting of such option grant is based on continued service as a director, and 100% of the shares underlying each option vest on the first anniversary of the date of grant. In addition, each non-employee director shall automatically be granted an option to purchase 10,000 additional shares of common stock on the date of the annual meeting of shareholders each year commencing with the 2003 annual meeting of shareholders. The vesting of such option grant is based on continued service as a director, and 100% of the shares underlying each option vest on the first anniversary of the date of grant. On the August 27, 2003 date of the 2003 annual meeting of shareholders, directors Gallagher, Gullard, Miller, Riley, Targoff and Waite each received a 10,000 share option grant at a per share exercise price of $7.33.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In November 2002, we entered into a Change of Control Severance Agreement with Tamer Husseini. Pursuant to this agreement, if Mr. Husseini is terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he shall be entitled to the following benefits (provided that he signs and does not revoke a standard release of claims with the company): (i) a lump sum payment of three times his annual base salary in effect as of the date of termination, less applicable withholding; (ii) a lump sum payment of three times the average of the two highest annual bonuses paid to Mr. Husseini for the preceding five years, less applicable withholding; (iii) immediate vesting of all unvested and outstanding stock options, and immediate lapse of our repurchase right as to any stock subject to a right of repurchase; (iv) to the extent eligible on the termination date, conversion of coverage under our life insurance plan to an individual policy for six months after the date of termination at no additional after-tax cost than Mr. Husseini would have paid as an employee, or if such coverage cannot be obtained without jeopardizing the tax status of our life insurance plan, then payment to Mr. Husseini of an amount that would enable him to purchase such benefits separately at no greater after-tax cost than he would have had if the benefits were provided to him as an employee; and (v) reimbursement of the group health continuation coverage premiums under COBRA through the lesser of (1) 18 months from the termination date, (2) the date upon which Mr. Husseini and his eligible dependents become covered under similar plans, or (3) the date on which Mr. Husseini no longer constitutes a “Qualified Beneficiary” (as such term is defined in Section 4980B(g) of the Internal Revenue Code, as amended). In addition, if Mr. Husseini voluntarily resigns within 90 days after a change in control, then he shall be entitled to the following benefits (provided that he signs and does not revoke a standard release of claims with the company): (i) a lump sum payment of one time his annual base salary in effect as of the date of termination, less applicable withholding; (ii) a lump sum payment of one time the average of the two highest annual bonuses paid to Mr. Husseini for the preceding five years, less applicable withholding; (iii) immediate vesting of 50% of all unvested and outstanding stock options, and immediate lapse of our repurchase right as to 50% of any stock subject to a right of repurchase. Mr. Husseini may not solicit our employees for three years from the termination date, and all severance benefits payable under the agreement shall immediately cease if Mr. Husseini violates this non-solicitation clause.

     In November 2002, we entered into a Change of Control Severance Agreement with Margaret Smith. Pursuant to this agreement, if Ms. Smith is terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then she shall be entitled to the following benefits (provided that she signs and does not revoke a standard release of claims with the company): (i) a lump sum payment of twice her annual base salary in effect as of the date of termination, less applicable withholding; (ii) a lump sum payment of twice the average of the two highest annual bonuses paid to Ms. Smith for the preceding five years, less applicable withholding; (iii) immediate vesting of all unvested and outstanding stock options, and immediate lapse of our repurchase right as to any stock subject to a right of repurchase; (iv) to the extent eligible on the termination date, conversion of coverage under our life insurance plan to an individual policy for six months after the date of termination at no additional after-tax cost than Ms. Smith would have paid as an employee, or if such coverage cannot be obtained without jeopardizing the tax status of our life insurance plan, then payment to Ms. Smith of an amount that would enable her to purchase such benefits separately at no greater after-tax cost than she would have had if the benefits were provided to her as an employee; and (v) reimbursement of the group health continuation coverage premiums under COBRA through the lesser of (1) 18 months from the termination date, (2) the date upon which Ms. Smith and her eligible dependents become covered under similar plans, or (3) the date on which Ms. Smith no longer constitutes a “Qualified Beneficiary” (as such term is defined in Section 4980B(g) of the Internal Revenue Code, as amended). Ms. Smith may not solicit our employees for two years from the termination date, and all severance benefits payable under the agreement shall immediately cease if Ms. Smith violates this non-solicitation clause.

     As used in the agreements with Mr. Husseini and Ms. Smith, the following terms have the following meanings:

     An “involuntary termination” means a termination of employment by the employee due to:

•	A significant reduction of title, authority, duties, position or responsibilities relative to the title, authority, duties, position or responsibilities in effect immediately prior to such reduction, or the removal of such title, authority, position, duties and responsibilities, unless the employee is provided with comparable title, authority, duties, position and responsibilities; provided, however, that a reduction in title solely by virtue of our being acquired and made part of a larger entity shall not constitute an involuntary termination,

•	A material reduction, without good business reason, of the facilities and perquisites immediately prior to such reduction,

•	A reduction of base salary or bonus as in effect immediately prior to such reduction,

•	A material reduction in the kind or level of employee benefits to which the employee is entitled immediately prior to such reduction with the result that the employee’s overall benefits package is materially reduced,

•	A relocation of the employee’s principal place of employment by more than 30 miles,

•	Any purported termination of the employee which is not effected for “cause” or for which the grounds relied upon are not valid, or

•	Our failure to obtain the assumption of the agreements by any successors.

     Without “cause” means a termination of employment by us other than due to:

•	The employee’s willful, repeated failure to substantially perform his or her duties (except due to physical or mental illness), if the employee fails to cure within 15 days of receipt of written notice of such failure,

•	A willful act by the employee that constitutes gross misconduct and that is injurious to us,

•	Any act of personal dishonesty by the employee in connection with employee’s responsibilities which is intended to result in substantial personal enrichment of the employee, or

•	The employee’s conviction or plea of guilty or no contest to a felony.

     A “change of control” means:

•	The approval by shareholders of a complete liquidation or the sale or other disposition of all or substantially all of our assets,

•	The approval by shareholders of our merger or consolidation where our pre-merger shareholders do not retain at least 60% of the total voting power following the merger,

•	Any person or group of persons acquiring 40% or more of the total voting power of Celeritek’s stock, or

•	A change in the composition of our board of directors, as a result of which fewer than 66% of the directors are incumbent directors.

     Each of these change of control agreements was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K on April 16, 2003.

Indemnification Agreements

     We have entered into indemnification agreements with each of its directors and executive officers. Such indemnification agreements will require us to indemnify the directors and executive officers to the fullest extent permitted by California law.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     To our knowledge, the following table sets forth information with respect to beneficial ownership of our common stock, as of June 17, 2004, for:

•	each shareholder who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

     Unless otherwise indicated, the principal address of each of the shareholders below is c/o Celeritek, Inc., 3236 Scott Boulevard, Santa Clara, California 95054. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by such shareholder. The number of shares of common stock outstanding used in calculating the percentage for each listed shareholder includes shares of common stock underlying options held by such shareholder that are exercisable within 60 calendar days of June 17, 2004, but excludes shares of common stock underlying options held by any other shareholder. Percentage of beneficial ownership is based on 12,856,149 shares of common stock outstanding as of June 17, 2004.

	Shares	Percentage
	Beneficially	Beneficially
	Owned	Owned
5% Shareholders:
State of Wisconsin Investment Board (1)	901,800	7.0%
Dimensional Fund Advisors Inc. (2)	861,452	6.7%
Anaren, Inc. (3)	777,300	6.0%
Directors and Executive Officers:
Bryant R. Riley (4,5)	724,592	5.6%
Tamer Husseini (5,6)	437,097	3.4%
Lloyd I. Miller, III (5,7)	233,600	1.8%
Richard G. Finney (5)	122,917	*
Damian M. McCann (5)	114,539	*
Margaret E. Smith (5)	94,750	*
Gary J. Policky (5)	85,308	*
Charles P. Waite (5)	32,273	*
Perry A. Denning	11,999	*
Robert J. Gallagher (5)	7,500	*
J. Michael Gullard (5)	1,500	*
Michael B. Targoff (5)	1,500	*
All current directors and executive officers as a group (11 persons) (5)	1,855,576	14.0%

*	Less than 1%.

(1)	Principal address is P.O. Box 7842, Madison, WI 53707. The number of shares held is as set forth in an amended Schedule 13G filed by State of Wisconsin Investment Board on March 8, 2004.

(2)	Principal address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. The number of shares held is as set forth in an amended Schedule 13G filed by Dimensional Fund Advisors Inc. on February 6, 2004.

(3)	Principal address is 6635 Kirkville Road, East Syracuse, NY 13057. The number of shares held is as set forth in an amended Schedule 13D filed by Anaren, Inc. on May 2, 2003.

(4)	Includes 133,092 shares held by B. Riley & Co. Inc., 10,000 shares held by B. Riley & Co. Holdings, LLC and 580,000 shares held by SACC Partners LP, of which Riley Investment Management LLC (“RIM”) is general partner. Bryant R. Riley owns all of the outstanding membership interests of RIM.

(5)	Includes, for the applicable director or executive officer, the following shares exercisable within 60 days of June 17, 2004 upon the exercise of stock options:

•	Bryant R. Riley – 1,500 shares

•	Tamer Husseini – 190,081 shares

•	Lloyd I. Miller, III – 1,500 shares

•	Richard G. Finney – 51,333 shares

•	Damian M. McCann – 78,623 shares

•	Margaret E. Smith – 72,498 shares

•	Gary J. Policky – 9,750 shares

•	Charles P. Waite – 12,000 shares

•	Robert J. Gallagher – 7,500 shares

•	J. Michael Gullard – 1,500 shares

•	Michael B. Targoff – 1,500 shares

•	All current directors and executive officers as a group – 427,785 shares

(6)	Includes a total of 1,276 shares held by Mr. Husseini’s son and daughters and as to which Mr. Husseini disclaims beneficial ownership.

(7)	Includes 19,300 shares owned of record by Trust A-4 and 20,500 shares owned of record by Trust C. Mr. Miller serves as investment adviser to the trustee of such trusts and shares voting and dispositive power with the trustee. Includes 174,500 shares owned of record by Milfam II, L.P. and 1,500 shares owned of record by Milfam LLC. Mr. Miller is the manager of Milfam LLC, which is the general partner of Milfam II, L.P. Includes 6,500 shares owned of record by Alexandra Miller UGMA and 1,500 shares owned of record by Lloyd I. Miller IV UGMA, of which accounts Mr. Miller serves as custodian. Includes 3,400 shares owned of record by Kimberly Miller GST, and 3,400 shares owned of record by Catherine Miller GST, of which accounts Mr. Miller serves as Trustee. Includes 1,500 shares owned of record by Lloyd Crider GST, of which Mr. Miller serves as co-trustee and shares voting and dispositive power with the co-trustee.

Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2004, including the Employee Qualified Stock Purchase Plan, the 1994 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and the Outside Directors’ Stock Option Plan. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon exercise of options, as of March 31, 2004, granted pursuant to an equity compensation plan that we assumed in connection with an acquisition, and the weighted average exercise price of those options. No additional options may be granted under this assumed plan.

	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options, warrants	outstanding options,	equity compensation plans (excluding
Plan Category	and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,116,962 (3)	$17.37	1,105,203 (4)
Equity compensation plans not approved by security holders(2)	169,896	$28.52	23,855
Total	1,286,858	$18.84	1,129,058

(1)	Consists of the 1994 Stock Option Plan, the Outside Directors’ Stock Option Plan and the Employee Qualified Stock Purchase Plan (the “Purchase Plan”).

(2)	Consists of only the 2000 Nonstatutory Stock Option Plan, which does not require the approval of and has not been approved by our shareholders. See description of the 2000 Nonstatutory Stock Option Plan below.

(3)	Includes options to purchase 1,013,462 shares of common stock issued under the 1994 Stock Option Plan, and options to purchase 103,500 shares of common stock issued under the Outside Directors’ Stock Option Plan. Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 303,292 shares as of March 31, 2004.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including: 683,411 shares of common stock available for future issuance under the 1994 Stock Option Plan; 118,500 shares of common stock available for future issuance under the Outside Directors’ Stock Option Plan; and 303,292 shares of common stock available for future issuance under the Purchase Plan.

(5)	The table does not include information for the equity compensation plan assumed by us in an acquisition. A total of 3,438 shares of common stock are outstanding as of March 31, 2004. The weighted average exercise price of those outstanding options is $7.05 per share. No additional options may be granted under the assumed plan.

2000 Nonstatutory Stock Option Plan

     On March 23, 2000, the board of directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of non-qualified stock options to employees and consultants at the fair market value of our common stock as of the date of grant. Options granted under the 2000 Plan generally vest at a rate of 1/8th after six months and 1/48th per month thereafter, however, the vesting schedule can change on a grant-by-grant basis. The 2000 Plan provides that vested options may be exercised for three months after termination of employment and for twelve months after termination of employment as a result of death or disability. We may select alternative periods of time for exercise upon termination of service. The 2000 Plan permits options to be exercised with cash, check, certain other shares of our stock or consideration received by us under a “cashless exercise” program. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. There are 200,000 shares of common stock reserved under the 2000 Plan, and 23,855 shares remaining for future issuance as of March 31, 2004.

Change-in-Control Arrangements

     Please see the section of this Amendment entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Item 13. Certain Relationships and Related Transactions

Loans to Employee

     In February 2001, we loaned Perry A. Denning, our former Vice President, Semiconductor Division, a total of $1,090,000 in connection with the purchase by Mr. Denning of a residence in California following his relocation from Arizona. Mr. Denning issued to us four non-interest bearing promissory notes, two of which, in the principal amounts of $300,000 and $450,000, respectively, are secured by trust deeds on his primary residence in California; one of which, in the principal amount of $150,000, was secured by a trust deed on his former residence in Arizona; and one of which, in the principal amount of $190,000, is secured by 11,875 shares of our common stock held by Mr. Denning.

     The $150,000 promissory note was due and payable on the earlier of December 1, 2001 or the date by which Mr. Denning sold his former residence in Arizona. In August 2001, $100,000 of such loan was paid, and the remaining $50,000 was transferred to the $450,000 loan. The $300,000 promissory note and the $450,000 promissory note (which became $500,000 in August 2001) were paid off in full on February 20, 2004. The $190,000 promissory note is due and payable following the date that Mr. Denning sells the shares securing the note.

Item 14. Principal Accounting Fees and Services

     The Audit Committee is directly responsible for the appointment, compensation, and oversight of the company’s independent auditors. On February 18, 2004, the Audit Committee recommended that the company replace Ernst & Young LLP with BDO Seidman, LLP as the company’s independent auditor for fiscal 2004. Ernst & Young was not replaced for reasons having to do with disagreements over accounting or financial disclosure.

     In addition to retaining BDO Seidman to audit the company’s consolidated financial statements for fiscal 2004, the Audit Committee retained BDO Seidman to provide other auditing and advisory services in fiscal 2004. The Audit Committee understands the need for BDO Seidman to maintain objectivity and independence in its audits of the company’s financial statements. The Audit Committee has reviewed all non-audit services provided by BDO Seidman and has concluded that the provision of such services was compatible with maintaining BDO Seidman’s independence in the conduct of its auditing functions.

     To help ensure the independence of the independent auditors, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the company by its independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

Principal Auditor Fees and Services

     The following table sets forth fees for services BDO Seidman provided during the fiscal year 2004:

2004
Audit fees (1)	$123,282
Audit-related fees (2)	$0
Tax fees (3)	$0
All Other Fees	$0

$123,282

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	No audit related services were provided.

(3)	No tax compliance services were provided.

     No services were provided by BDO Seidman prior to the fiscal year 2004.

     The following table sets forth fees for services Ernst & Young provided during the fiscal years 2003 and 2004:

	2003	2004
Audit fees (1)	$329,000	$77,930
Audit-related fees (2)	$14,000	$32,400
Tax fees (3)	$42,150	$0
All Other Fees	$0	$0

	$385,150	$83,330

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents fees for accounting consultations, statutory audits and SEC registrations.

(3)	Represents fees for tax compliance services.

     In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman and E&Y. During fiscal year 2004, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Celeritek, Inc., a California corporation, has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on July 23, 2004.

Celeritek, Inc.

By: /s/ TAMER HUSSEINI

Tamer Husseini,
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ TAMER HUSSEINI Tamer Husseini	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 23, 2004
/s/ MARGARET E. SMITH Margaret E. Smith	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 23, 2004
* Robert J. Gallagher	Director	July 23, 2004
* J. Michael Gullard	Director	July 23, 2004
* Lloyd I. Miller	Director	July 23, 2004
* Bryant R. Riley	Director	July 23, 2004
* Michael B. Targoff	Director	July 23, 2004
* Charles P. Waite	Director	July 23, 2004

*By:	/s/ TAMER HUSSEINI

Tamer Husseini
Attorney in Fact

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002