Form 10-Q
period 2004-06-30
CELERITEK INC/CA
filed 2004-08-11
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

or

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

     Yes☒ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

     Common Stock, No Par Value: 12,855,962 shares as of July 25, 2004

CELERITEK, INC.

-i-

PART I            FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

CELERITEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2004	2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,123	$3,121
Short-term investments	15,463	24,110
Accounts receivable, net	5,306	6,048
Inventories	2,991	2,739
Prepaid expenses and other current assets	936	1,315

Total current assets	32,819	37,333
Property and equipment, net	5,317	5,430
Strategic investments	2,504	2,741
Other assets	1,254	1,262

Total assets	$41,894	$46,766

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,409	$3,171
Accrued payroll	1,393	1,459
Accrued liabilities	3,119	4,826
Current portion of long-term debt	716	1,866
Current obligations under capital leases.	168	328

Total current liabilities	7,805	11,650
Shareholders’ equity (12,855,962 common and no preferred shares outstanding at both June 30, 2004 and March 31, 2004)	34,089	35,116

Total liabilities and shareholders’ equity	$41,894	$46,766

     Note: The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$8,001	$6,572
Cost of goods sold	4,991	6,017

Gross profit	3,010	555
Operating expenses:
Research and development	1,793	2,915
Selling, general and administrative	2,025	2,151
Cost related to shareholder and strategic activities	—	2,500
Intangible asset amortization	—	128

Total operating expenses	3,818	7,694
Loss from operations	(808)	(7,139)
Impairment of strategic investment	(237)	—
Interest income and other, net	80	241

Loss before income tax	(965)	(6,898)
Provision for income tax	—	—

Net loss	$(965)	$(6,898)

Basic and diluted loss per share	$(0.08)	$(0.56)

Weighted average common shares outstanding — basic and diluted	12,856	12,343

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2004	2003
Operating activities
Net loss	$(965)	$(6,898)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and other	982	1,211
Changes in operating assets and liabilities	(1,674)	1,732

Net cash (used in) provided by operating activities	(1,657)	(3,955)
Investing activities
Purchase of property and equipment	(637)	(260)
Purchases of short-term investments	(5,939)	(52,875)
Maturities and sale of short-term investments	14,560	34,755

Net cash (used in) provided by investing activities	7,984	(18,380)
Financing activities
Payments on long-term debt	(1,150)	(615)
Payments on obligations under capital leases	(160)	(103)
Proceeds from issuance of common stock	(15)	14

Net cash used in financing activities	(1,325)	(704)
(Decrease) increase in cash and cash equivalents	5,002	(23,039)
Cash and cash equivalents at beginning of period	3,121	28,909

Cash and cash equivalents at end of period	$8,123	$5,870

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1
Interest	86	125
Capital lease obligations incurred to acquire equipment	—	89

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2004

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

The Company’s reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2005 and fiscal 2004 ended June 27, 2004 and June 29, 2003, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission.

On July 8, 2004, the Company announced it had entered into an asset purchase agreement with Teledyne Wireless, Inc. pursuant to which Teledyne will acquire the Company’s defense subsystems business for $33.0 million in cash (subject to a working capital adjustment). The Company’s defense subsystems business had sales of $19.7 million for the fiscal year ended March 31, 2004. The asset sale is subject to the approval of the Company’s shareholders, as well as other customary closing conditions. If the proposed transaction is completed, the Company intends to distribute a substantial portion of the after-tax proceeds from the proposed transaction to its shareholders through an extraordinary cash dividend, although the amount of the dividend has not yet been determined, since the Company has not completed its analysis of the cash it will need to continue its operations and otherwise pay its liabilities and expenses.

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

Pro forma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended
	June 30,
	2004	2003
Net loss As reported	$(965)	$(6,898)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(612)	(1,156)

Pro forma net loss	$(1,577)	$(8,054)
Basic and diluted net loss per share:
As reported	$(0.08)	$(0.56)

Pro forma	$(0.12)	$(0.65)

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

	Three months ended
	June 30,
	2004	2003
Risk-free interest rate	3.9%	2.5%
Dividend yield	0.0%	0.0%
Volatility	86.7%	87.9%
Expected life of options	5 years	5 years

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

The weighted average grant date fair value of options granted during the three months ended June 30, 2004 and 2003 was $2.49 and $5.25, respectively. There were no purchases made under the Employee Stock Purchase Plan during the three months ended June 30, 2004 and 2003.

We declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Under the intrinsic value method of accounting for stock options, we were required to adjust our stock option exercise price by the dividend amount, or $4.50 per share, because the dividend was a return of capital. Since our stock option plan does not allow us to reprice options, we were required to change to the variable method of accounting for our outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the company’s common stock. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of our common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. This change to the variable method of accounting on March 12, 2004 had no financial impact on the fiscal 2005 first quarter financial statements.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components (in thousands):

	June 30,	March 31,
	2004	2004
Raw materials	$1,025	$763
Work-in-process	1,966	1,976

	$2,991	$2,739

4.	Loss Per Share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

5.	Comprehensive Loss

The components of comprehensive loss for the three month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended
	June 30,
	2004	2003
Net loss	$(965)	$(6,898)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(26)	(17)

Other comprehensive income (loss)	(26)	(17)

Comprehensive loss	$(991)	$(6,915)

6.	Strategic Investments

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

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of June 30, 2004 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest in the foundry. The Company does not have significant influence over the management of the GaAs foundry and accordingly has accounted for the investment on a cost basis in all reported periods.

During the fourth quarter of fiscal 2002, first and fourth quarter of fiscal 2003 and first quarter of fiscal 2005, the Company recorded impairment charges of approximately $1.7 million, $0.3 million, $0.1 million and $0.3 million, respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The current carrying value of this investment at the end of the first quarter of fiscal 2005 is zero. The Company has completely written off its investment in the GaAs foundry due to the insolvency of its parent company, which the Company believes was the foundry’s main source of funding.

7.	Special Charges

At March 31, 2004, the Company held an accrual for $1.1 million relating to the fiscal 2003 and fiscal 2004 restructuring activities. Lease termination cost accrual of $0.4 million represented the present value of future minimum payments under operating leases covering unused equipment in fiscal 2003. Such amounts will be paid through to lease expiry in fiscal 2005. Relocation cost accrual of $0.7 million represented the present value of future minimum payments under a building lease agreement for a building the Company vacated in fiscal 2004. Such amounts will be paid through to lease expiry in fiscal 2006.

The following table summarizes the Company’s special charges activity (in thousands):

				Lease
			Impairment	Termination
	Employee		of Assets	and
	Termination	Excess	Held For	Relocation
	Costs	Equipment	Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(17)	—	—	(257)	(274)

Accrual balances, June 30, 2004.	$60	$—	$—	$866	$926

8.	Product Warranty

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

Changes in the Company’s product liability during the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three months ended
	June 30,
	2004	2003
Beginning accrual balance	$301	$400
Warranties issued	32	69
Charges incurred	(33)	(68)

Ending accrual balance	$300	$401

9.	Cost Related to Shareholder and Strategic Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Shareholder Committee. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee. In fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.7 million in investment banking fees were incurred and reported in loss from operations under the caption “Cost related to shareholder and strategic actions.” The Company did not incur any cost related to shareholder and strategic actions during the first three months of fiscal 2005.

10.	Recent Accounting Pronouncements

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

11.	Subsequent Events

On July 8, 2004, the Company announced it had entered into an asset purchase agreement with Teledyne Wireless, Inc. pursuant to which Teledyne will acquire the Company’s defense subsystems business for $33.0 million in cash (subject to a working capital adjustment). The Company’s defense subsystems business had sales of $19.7 million for the fiscal year ended March 31, 2004. The asset sale is subject to the approval of the Company’s shareholders, as well as other customary closing conditions. If the proposed transaction is completed, the Company intends to distribute a substantial portion of the after-tax proceeds from the proposed transaction to its shareholders through an extraordinary cash dividend, although the amount of the dividend has not yet been determined, since the Company has not completed its analysis of the cash it will need to continue its operations and otherwise pay its liabilities and expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward-looking statements in this report include, but are not limited to, those regarding: our intention to distribute a cash dividend from the proceeds of the proposed asset sale, our focus on market areas where we believe our resources and core competencies will give us the greatest opportunity for success in our goal of returning to profitability; our future gross margins; our expected research and development expenses and selling, general and administrative expenses; and our belief that our cash resources will be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

     We review our estimates, including, but not limited to, allowance for doubtful accounts, inventory write-downs, and impairments of long-lived assets and investments, on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed regularly and adjustments are made as information is available. We believe that these estimates are reasonable; however, actual results could differ from these estimates. The following paragraphs describe the methodology we use in making some of our principal accounting estimates, in evaluating some of the uncertainties inherent in accounting estimates and in evaluating some of the ways that our estimates may impact our financial condition.

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

Recent Events

     On July 8, 2004, we announced we had entered into an asset purchase agreement with Teledyne Wireless, Inc. pursuant to which Teledyne will acquire our defense subsystems business for $33.0 million in cash (subject to a working capital adjustment). Our defense subsystems business had sales of $19.7 million for the fiscal year ended March 31, 2004. The asset sale is subject to the approval of our shareholders, as well as other customary closing conditions. If the proposed transaction is completed, the Company intends to distribute a substantial portion of the after-tax proceeds from the proposed transaction to its shareholders through an extraordinary cash dividend, although the amount of the dividend has not yet been determined, since the Company has not completed its analysis of the cash it will need to continue its operations and otherwise pay its liabilities and expenses.

Result of Operations — First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

     Total net sales were $8.0 million for the first quarter of fiscal 2005, compared to $6.6 million for the first quarter of fiscal 2004, an increase of 22%.

     Semiconductor sales were $3.3 million in the first quarter of fiscal 2005, compared to $1.6 million in the first quarter of fiscal 2004, an increase of 106%. Sales in the first quarter of fiscal 2004 did not include any sales of power amplifier modules for handsets while sales in the first quarter of fiscal 2005 included $1.0 million of sales of power amplifier modules for handsets and $0.4 million of revenue for a development contract for power amplifier modules for satellite handsets.

     Subsystem sales in the first quarter of fiscal 2005 were $4.7 million compared to $5.0 million in the first quarter of fiscal 2004, a decrease of 6%. The decrease in sales of subsystems products to defense customers is primarily the result of design issues causing delays in the transition of products from an engineering phase into production.

     Gross margin was 38% of net sales in the first quarter of fiscal 2005 compared to 8% of net sales in the first quarter of fiscal 2004. The increase in gross margin was due to the unanticipated sale of approximately $1.0 million of power amplifier modules for handsets where the corresponding costs were written off in prior periods as obsolete inventory and $0.4 million of sales for a milestone achievement in a contract to develop power amplifier modules for satellite handsets with the corresponding costs recorded in research and development expense. The increased revenue without a corresponding cost of sales contributed 14% to the gross margin improvement. The remaining improvement in gross margin is due to reduced overhead expenses, which are the result of headcount reductions and asset and lease impairments. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $1.8 million, or 22% of net sales, in the first quarter of fiscal 2005 compared to $2.9 million, or 44% of net sales, in the first quarter of fiscal 2004, a decrease of 38%. Research and development expenses decreased from the prior year due to our decision to exit the wireless handset market. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea. These decreases in spending were somewhat offset by increased spending on the development of defense products.

     Selling, general and administrative expenses were $2.0 million, or 25% of net sales, in the first quarter of fiscal 2005 compared to $2.2 million, or 33% of net sales, in the first quarter of fiscal 2004, a decrease of 6%. The decrease was primarily due to lower selling costs driven by the decrease in revenues and lower personnel costs.

     The $2.5 million of costs related to shareholder actions in the first quarter of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.1 million in investment banking fees, including fees related to the special meeting.

     During the first quarter of fiscal 2005, we recorded an impairment charge of approximately $0.3 million against our strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. The current carrying value of this investment at the end of the first quarter of fiscal 2005 is zero. We have completely written off our investment in the Taiwanese foundry due to the insolvency of its parent company, which we believe was the foundry’s main source of funding. During the fourth quarter of fiscal 2002 and first and fourth quarter of fiscal 2003, we recorded impairment charges of approximately $1.7 million, $0.3 million and $0.1 million, respectively, against our strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value.

     We incurred no special charges during the first quarter of fiscal 2005. During fiscal 2004, we incurred $4.5 million in special charges due to our exit of the wireless handset power amplifier market, offset by $0.2 million in proceeds from the sale of equipment impaired in fiscal 2002, for a net expense of $4.3 million for fiscal 2004. The special charges of $4.5 million in fiscal 2004 are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, $0.6 million of equipment impairment charges related to restructuring at the Belfast facility, $0.7 million in employee termination charges, $0.9 million for building lease termination costs, $0.2 million of facilities consolidation costs, and $0.1 million to close our Korean sales office.

The following table summarizes our special charges activity as follows (in thousands):

				Lease
			Impairment	Termination
	Employee		of Assets	and
	Termination	Excess	Held For	Relocation
	Costs	Equipment	Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(17)	—	—	(257)	(274)

Accrual balances, June 30, 2004.	$60	$—	$—	$866	$926

     There was no amortization of intangibles during the first quarter of fiscal 2005. Amortization of intangibles was $0.1 million during the first quarter of fiscal 2004. In the second quarter of fiscal 2004, we exited the wireless handset power amplifier market and during the third quarter of fiscal 2004 sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc.

     Interest income and other, net was $0.1 million in the first quarter of fiscal 2005 compared to $0.2 million in the first quarter of fiscal 2004. The decrease in interest income and other, net, was primarily due to decreased interest income on a lower cash and short-term investments balances.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of June 30, 2004, we had $8.1 million in cash and cash equivalents, $15.4 million in short-term investments and $25.0 million in working capital.

     Net cash used by operating activities was $1.7 million in the first three months of fiscal 2005 and was due primarily to the payment of accrued liabilities. Net cash used by operating activities was $3.9 million in the first three months of fiscal 2004 and was due primarily to the quarterly net loss partially offset by decreases in accounts receivable and inventory and increases in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $8.0 million in the first three months of fiscal 2005 and was due to the net sales and maturities of short-term investments of $8.6 million, offset by the purchase of property and equipment of $0.6 million. Net cash used by investing activities was $18.4 million in the first three months of fiscal 2004 and was due to the net purchases of short-term investments of $18.1 million and the purchase of property and equipment of $0.3 million.

\

     Net cash used by financing activities was $1.3 million in the first three months of fiscal 2005 and was due primarily to the principal payments on long-term debt of $1.2 million. Net cash used by financing activities was $0.7 million in the first three months of fiscal 2004 and was due primarily to principal payments on long-term debt of $0.6 million. As a result of the extraordinary cash dividend in the fourth quarter of fiscal 2004, we violated certain lending covenants, based on current agreements in place. Therefore, we decided to repay certain lending agreements in full.

     As of June 30, 2004, we had $0.9 million in outstanding letters of credit, which are secured by certificates of deposits.

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

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain former officers and employees totaling approximately $0.6 million at June 30, 2004. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of June 30, 2004 (in thousands):

Contractual Obligations

	Fiscal Year
	Total	2005	2006	2007	2008	Thereafter
Long-term debt obligations	$716	$716	$—	$—	$—	$—
Capital lease obligations	163	163	—	—	—	—
Operating lease obligations	3,562	2,046	1,226	260	30	—
Open purchase order commitments	1,658	1,541	100	17	—	—

Total	$6,099	$4,466	$1,326	$277	$30	$0

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

If the proposed sale of our defense subsystems business to Teledyne is consummated, our success will depend on our semiconductor business alone.

     Our defense business constitutes a substantial portion of our assets. As such, our asset base and revenues following the proposed asset sale will change significantly from those existing currently. Following the proposed asset sale, we expect to generate substantially all of our sales from our semiconductor business. To date, our semiconductor business has never generated a profit and has incurred significant operating losses. As a result, we must grow our semiconductor business rapidly and substantially in order to achieve profitability, and economic and other factors may prevent us from growing the business at a sustainable rate, if at all. If we fail to grow our semiconductor operations, we may be unable to afford to continue to do business, and we may have to cease operations altogether.

If the proposed sale of our defense subsystems business to Teledyne is not consummated, our business and results of operations may suffer.

     The proposed asset sale is conditioned upon a number of factors, including approval by our shareholders and the receipt of certain third-party consents from our most significant defense business customers. If the asset sale is not consummated for any reason, our business may be harmed because our customers may question our commitment to our defense business and cease doing business with us. Similarly, our employees may believe we are not committed to our defense business and look for employment elsewhere. The potential loss of customers and employees if we are unable to consummate the proposed asset sale would seriously harm our results of operations and financial condition.

Certain terms of the proposed sale of our defense business to Teledyne are unfavorable to us and could cause our business to be harmed.

     Pursuant to the terms of the asset purchase agreement, we will be responsible for substantially all preclosing liabilities of our defense business, except for current liabilities that will be assumed by Teledyne. If any of these preclosing defense business liabilities arise in the future, we may lack the cash required to satisfy them. In addition, we have agreed to indemnify Teledyne against certain losses it may suffer arising out of the acquisition of our defense business. If we are required to indemnify Teledyne for any matter, it could have a material adverse impact on our business by draining our available cash reserves.

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

     We declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Pursuant to the Nasdaq Marketplace Rules, the ex-dividend date with respect to the cash dividend was set as March 12, 2004. Accordingly, prior to the commencement of trading on March 12, 2004, our opening bid price was reduced by $4.50 per share to reflect the payment of the cash dividend. Under the intrinsic value method of accounting for stock options, we were required to adjust our stock option exercise price by the dividend amount or $4.50 per share because the dividend was a return of capital. Since our stock option plan does not currently allow us to reprice options, we were required to change to the variable method of accounting for our outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of our common stock. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of our common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded.

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

     We expect that sales to a limited number of customers will account for a large percentage of our net sales in the future and will be a very important component in our plans for returning to profitability. If we lose any of our existing major customers, our operating results and business would be harmed. In the first three months of fiscal year 2005, sales to our top ten customers accounted for approximately 63% of our net sales, with Motorola and Raytheon making up approximately 12% each. In fiscal year 2004, sales to our top ten customers accounted for approximately 62% of our net sales, with Raytheon making up approximately 16% and BAE Systems making up approximately 10% of those net sales. In fiscal year 2003, sales to our top ten customers accounted for approximately 75% of our net sales, with Motorola making up approximately 41% of those net sales. We had been a sole source supplier of power amplifier modules to Motorola for its model 120v handset platform. However, Motorola transitioned to new platforms, and it selected a sole source supplier other than us for its new platforms. As discussed above, we have exited the wireless handset power amplifier market entirely. If we were to lose a major customer, or if orders by any of our major customers were to otherwise decrease or be delayed, our business, operating results and financial condition would be seriously harmed.

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

     Sales to international customers accounted for 45% of our net sales in the first three months of fiscal 2005, 35% of our net sales in fiscal 2004 and 67% of our net sales in fiscal 2003. The increase in the percentage of sales to international customers in fiscal 2005, as compared to fiscal 2004, is the result of sales of power amplifiers to Motorola, which we do not expect to continue shipping in significant quantities. The decline in the percentage of sales to international customers in fiscal 2004, as compared to fiscal 2003, is the result of the decline in sales of power amplifiers to Motorola. Almost all of our wireless handset power amplifier products were sold to Motorola’s foreign subsidiaries and contractors. We expect that international sales will continue to account for a significant portion of our net sales in the future. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within 18 months. As of June 30, 2004, our backlog was approximately $19.1 million, of which 79% was from subsystem customers and 21% was from semiconductor customers. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

     We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include CTT, M/A-COM, Miteq, and REMEC. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At June 30, 2004, our investment portfolio comprised approximately $10.0 million in money market funds and certificate of deposits and $14.6 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2004 levels, the fair value of our portfolio would decline by approximately $27,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II            OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We filed one report on Form 8-K with the Securities and Exchange Commission during the period covered by this report, as follows:

1.	Report on Form 8-K filed on May 5, 2004 under Item 12 (Results of Operations and Financial Condition), regarding our fiscal 2004 fourth quarter and year end financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: August 11, 2004	/s/ MARGARET E. SMITH

Margaret E. Smith, Vice President, Chief Financial Officer and Assistant Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.