Form 10-Q
period 2004-09-30
CELERITEK INC/CA
filed 2004-11-10
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Common Stock, No Par Value: 12,915,722 shares as of October 22, 2004

CELERITEK, INC.

-i-

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CELERITEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2004	2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,601	$3,121
Short-term investments	12,323	24,110
Accounts receivable, net	5,640	6,048
Inventories	3,242	2,739
Prepaid expenses and other current assets	1,425	1,315

Total current assets	32,231	37,333
Property and equipment, net	4,456	5,430
Strategic investments	2,504	2,741
Other assets	609	1,262

Total assets	$39,800	$46,766

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,425	$3,171
Accrued payroll	1,652	1,459
Accrued liabilities	2,700	4,826
Current portion of long-term debt	—	1,866
Current obligations under capital leases	95	328

Total current liabilities	6,872	11,650
Shareholders’ equity (12,915,722 and 12,855,962 common and no preferred shares outstanding at September 30, 2004 and March 31, 2004, respectively)	32,928	35,116

Total liabilities and shareholders’ equity	$39,800	$46,766

Note:	The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$6,807	$7,083	$14,808	$13,655
Cost of goods sold	4,807	5,704	9,798	11,721

Gross profit	2,000	1,379	5,010	1,934
Operating expenses:
Research and development	1,729	2,914	3,522	5,829
Selling, general and administrative	1,858	2,243	3,883	4,394
Cost related to shareholder and strategic activities	—	213	—	2,713
Special charges	—	2,601	—	2,601
Intangible asset amortization	—	129	—	257

Total operating expenses	3,587	8,100	7,405	15,794
Loss from operations	(1,587)	(6,721)	(2,395)	(13,860)
Impairment of strategic investment	—	—	(237)	—
Interest income and other, net	237	991	317	1,232

Loss before income tax	(1,350)	(5,730)	(2,315)	(12,628)
Provision for income tax	—	—	—	—

Net loss	$(1,350)	$(5,730)	$(2,315)	$(12,628)

Basic and diluted loss per share	$(0.10)	$(0.46)	$(0.18)	$(1.02)

Weighted average common shares outstanding — basic and diluted	12,894	12,374	12,875	12,359

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Operating activities
Net loss	$(2,315)	$(12,628)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,814	5,603
Changes in operating assets and liabilities	(2,239)	(17)

Net cash used in operating activities	(2,740)	(7,042)
Investing activities
Purchase of property and equipment	(609)	(359)
Purchases of short-term investments	(8,949)	(80,332)
Maturities and sale of short-term investments	20,710	73,646

Net cash provided by (used in) investing activities	11,152	(7,045)
Financing activities
Payments on long-term debt	(1,866)	(1,372)
Payments on obligations under capital leases	(233)	(277)
Proceeds from issuance of common stock	167	290

Net cash used in financing activities	(1,932)	(1,359)
Increase (decrease) in cash and cash equivalents	6,480	(15,446)
Cash and cash equivalents at beginning of period	3,121	28,909

Cash and cash equivalents at end of period	$9,601	$13,463

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1
Interest	93	243
Capital lease obligations incurred to acquire equipment	—	89

See accompanying notes.

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

The Company’s reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2005 and fiscal 2004 ended September 26, 2004 and September 28, 2003, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission.

Subsequent to the close of the quarter, on October 22, 2004, the Company completed the sale of its defense subsystems business to Teledyne Wireless, Inc. for $33.0 million in cash (subject to a working capital adjustment). The Company’s defense subsystems business had sales of $19.7 million for the fiscal year ended March 31, 2004. On October 29, 2004, the Board of Directors declared an extraordinary cash dividend of $38.7 million or $3.00 per share of common stock payable on December 1, 2004 to shareholders of record on November 17, 2004. In addition, the Board of Directors has authorized the Company’s management to seek shareholder approval of a 4 for 1 reverse split of the common stock.

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

Pro forma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss
As reported	$(1,350)	$(5,730)	$(2,315)	$(12,628)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(521)	(1,165)	(1,133)	(2,321)

Pro forma net loss	$(1,871)	$(6,895)	$(3,448)	$(14,949)
Basic and diluted net loss per share:
As reported	$(0.10	$(0.46)	$(0.18	$(1.02)

Pro forma	$(0.15)	$(0.56)	$(0.27)	$(1.21)

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

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	—	3.5%	3.9%	3.5%
Dividend yield	—	0.0%	0.0%	0.0%
Volatility	—	87.3%	86.2%	87.3%
Expected life of options	—	5 years	5 years	5 years

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

There were no option grants during the three months ended September 30, 2004. The weighted average grant date fair value of options granted during the three months ended September 30, 2003 was $5.12. The weighted average grant date fair value of Employee Stock Purchases shares granted during the three months ended September 30, 2004 and 2003 was $1.38 and $2.61, respectively.

The Company declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Under the intrinsic value method of accounting for stock options, the Company was required to adjust its stock option exercise price by the dividend amount, or $4.50 per share, because the dividend was a return of capital. Since the Company’s stock option plan does not allow it to reprice options, the Company was required to change to the variable method of accounting for its outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the company’s common stock. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. This change to the variable method of accounting on March 12, 2004 had no financial impact on the fiscal 2005 first and second quarter financial statements.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components (in thousands):

	September 30,	March 31,
	2004	2004
Raw materials	$1,096	$763
Work-in-process	2,146	1,976

	$3,242	$2,739

4.	Loss Per Share

Basic loss per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

5.	Comprehensive Loss

The components of comprehensive loss for the three and six month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(1,350)	$(5,730)	$(2,315)	$(12,628)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	6	(87)	(19)	(104)

Other comprehensive income (loss)	6	(87)	(19)	(104)

Comprehensive loss	$(1,344)	$(5,817)	$(2,334)	$(12,732)

6.	Strategic Investments

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

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of September 30, 2004 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

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

At September 30, 2004, the Company held an accrual for $0.5 million relating to the fiscal 2003 and fiscal 2004 restructuring activities. Lease termination cost accrual of $0.1 million represented the present value of future minimum payments under operating leases covering unused equipment in fiscal 2003. Such amounts will be paid through to lease expiry in fiscal 2005. Relocation cost accrual of $0.4 million represented the present value of future minimum payments under a building lease agreement for a building the Company vacated in fiscal 2004. Such amounts will be paid through to lease expiry in fiscal 2006.

The following table summarizes the Company’s special charges activity (in thousands):

				Lease
			Impairment	Termination
	Employee		of Assets	and
	Termination	Excess	Held For	Relocation
	Costs	Equipment	Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(77)	—	—	(619)	(696)

Accrual balances, September 30, 2004	$—	$—	$—	$504	$504

8.	Product Warranty

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

Changes in the Company’s product liability during the three and six months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Beginning accrual balance	$300	$500	$301	$500
Warranties issued	34	46	66	107
Charges incurred	(33)	(45)	(66)	(106)

Ending accrual balance	$301	$501	$301	$501

9.	Cost Related to Shareholder and Strategic Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Shareholder Committee. Under the terms of the agreement, the Company has expanded its Board of Directors from six directors to seven. The new Board is now composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee. In fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.7 million in investment banking fees were incurred and reported in loss from operations under the caption “Cost related to shareholder and strategic actions.” The Company did not incur any cost related to shareholder and strategic actions during the first six months of fiscal 2005.

10.	Recent Accounting Pronouncements

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

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance was applicable to the Company starting with the second quarter beginning July 1, 2004 and it did not have a material effect on the Company’s results of operations or financial condition.

11.	Subsequent Events

     Declaration of Cash Dividend and Reverse Stock Split

     On October 29, 2004, the Board of Directors declared an extraordinary cash dividend of $38.7 million or $3.00 per share of common stock payable on December 1, 2004 to shareholders of record on November 17, 2004. The Board of Directors has also authorized the Company’s management to seek shareholder approval of a 4 for 1 reverse split of the common stock.

     Sale of the Company’s Defense Business

     On October 22, 2004, the Company completed the sale of its defense business to Teledyne Wireless, Inc. The following unaudited pro forma condensed consolidated financial statements give effect to the consummation of the sale in exchange for $33.0 million in cash (subject to a working capital adjustment) and the assumption of specified liabilities related to the defense business. The unaudited pro forma condensed consolidated balance sheet as of September 30, 2004 gives effect to the asset sale and payment of the $38.7 million dividend described above as if both events occurred on that date. The unaudited pro forma condensed consolidated statement of operations for the three and six month periods ended September 30, 2004 give effect to the asset sale as if it occurred on April 1, 2004.

     The pro forma adjustments presented below reflect the removal of the assets that Teledyne purchased form the Company and the liabilities that Teledyne assumed from the Company in the asset sale, as well as the elimination of the revenues and direct costs of the Company’s defense business. The pro forma adjustments presented below do not reflect any elimination of indirect costs and expenses, such as those that are attributable to centralized functions that the defense business may have utilized but that the Company is retaining in connection with the asset sale (e.g. expenses associated with the Company’s fabrication facility). The following unaudited pro forma financial information is being presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that the Company would have obtained had it completed the asset sale as of the dates assumed, or the Company’s future results.

     The unaudited pro forma condensed consolidated financial statements presented herein should be read in conjunction with our historical condensed consolidated financial statements and the related notes that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

	September 30, 2004
	Celeritek	Pro Forma
	Consolidated	Adjustments
	Historical	(a)	Pro Forma
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$9,601	$7,547	$2,054
Short-term investments	12,323	—	12,323
Accounts receivable, net	5,640	2,814	2,826
Inventories	3,242	2,667	575
Prepaid expenses and other current assets	1,425	82	1,343

Total current assets	32,231	13,110	19,121
Property and equipment, net	4,456	1,575	2,881
Strategic investments	2,504	—	2,504
Other assets	609	—	609

Total assets	$39,800	$14,685	$25,115

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,425	$—	$2,425
Accrued payroll	1,653	962	691
Accrued liabilities	2,699	572	2,127
Current portion of long-term debt	—	—	—
Current obligations under capital leases	95	—	95

Total current liabilities	6,872	1,534	5,338
Shareholders’ equity (12,915,722 common and no preferred shares outstanding)	32,928	13,151	19,777

Total liabilities and shareholders’ equity	$39,800	$14,685	$25,115

See accompanying notes to unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30, 2004
	Consolidated	Adjustments	Pro Forma
Net sales	$6,807	$3,840	$2,967
Cost of goods sold	4,807	2,729	2,078

Gross profit	2,000	1,111	889
Operating expenses:
Research and development	1,729	703	1,026
Selling, general, and administrative	1,858	395	1,463

Total operating expenses	3,587	1,098	2,489
Loss from operations	(1,587)	13	(1,600)
Interest income and other, net	237	—	237

Loss before income taxes	(1,350)	13	(1,363)
Provision for income taxes	—	—	—

Net income (loss)	$(1,350)	$13	$(1,363)

Basic and diluted net loss per share	$(0.10)	$0.00	$(0.11)

Shares used in net loss per share calculation
Basic and diluted	12,894	12,894	12,894

See accompanying notes to unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Consolidated Statements of Operations

(In thousands, except per share amounts)

	Six Months Ended September 30, 2004
	Consolidated	Adjustments	Pro Forma
Net sales	$14,808	$8,564	$6,244
Cost of goods sold	9,798	5,660	4,138

Gross profit	5,010	2,904	2,106
Operating expenses:
Research and development	3,522	1,481	2,041
Selling, general, and administrative	3,883	843	3,040

Total operating expenses	7,405	2,324	5,081
Loss from operations	(2,395)	580	(2,975)
Impairment of strategic investments	(237)	—	(237)
Interest income and other, net	317	—	317

Loss before income taxes	(2,315)	580	(2,895)
Provision for income taxes	—	—	—

Net income (loss)	$(2,315)	$580	$(2,895)

Basic and diluted net loss per share	$(0.18)	$0.05	$(0.22)

Shares used in net loss per share calculation
Basic and diluted	12,875	12,875	12,875

See accompanying notes to unaudited pro forma condensed consolidated financial information.

Notes to Unaudited Pro forma Condensed Consolidated Financial Information

Note A. Basis of Presentation

     On October 22, 2004, the Company completed the sale of the Company’s defense business to Teledyne in exchange for $33.0 million in cash (subject to a working capital adjustment) and the assumption of specified liabilities related to its defense business.

     The unaudited pro forma condensed consolidated balance sheet as of September 30, 2004 gives effect to this sale and the payment of a $38.7 million cash dividend as if they occurred on that date. The unaudited pro forma condensed consolidated statement of operations for the three and six month periods ended September 30, 2004 give effect to this asset sale as if it occurred on April 1, 2004.

Note B. Pro Forma Adjustments

     Adjustments to present the unaudited pro forma condensed consolidated financial statements are set forth below. The pro forma adjustments only give effect to amounts that are directly attributable to the proposed asset sale:

a.	These adjustments reflect the removal from the Company’s balance sheet of the assets purchased and the liabilities assumed by Teledyne under the terms of the asset purchase agreement, the cash received as a result of the sale of the defense business less $1.4 million in expenses, and the effect of the payment of a $38.7 million dividend, as if these events occurred on September 30, 2004.

b.	These adjustments reflect the elimination of the revenue and direct costs of the Company’s defense business as if the proposed sale had occurred on April 1, 2004. The pro forma statement of operations does not include the impact of the proposed sale to the Company’s net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements, which are identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. In addition, forward-looking statements in this report include, but are not limited to, those regarding: our intention to distribute a cash dividend to our shareholders, our focus on market areas where we believe our resources and core competencies will give us the greatest opportunity for success in our goal of returning to profitability; our future gross margins; our expected research and development expenses and selling, general and administrative expenses; and our belief that our cash resources will be sufficient to meet our liquidity needs through at least the next twelve months. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in this Form 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Recent Events

     Subsequent to the close of the quarter, on October 22, 2004, we completed the sale of our defense subsystems business to Teledyne Wireless, Inc. for $33.0 million in cash (subject to a working capital adjustment). Our defense subsystems business had sales of $19.7 million for the fiscal year ended March 31, 2004. On October 29, 2004, the Board of Directors declared an extraordinary cash dividend of $38.7 million or $3.00 per share of common stock payable on December 1, 2004 to shareholders of record on November 17, 2004. In addition, the Board of Directors has authorized our management to seek shareholder approval of a 4 for 1 reverse split of the common stock.

Result of Operations — Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

     Total net sales were $6.8 million for the second quarter of fiscal 2005, compared to $7.1 million for the second quarter of fiscal 2004, a decrease of 4%.

     Semiconductor sales were $3.0 million in the second quarter of fiscal 2005, compared to $2.2 million in the second quarter of fiscal 2004, an increase of 36%. Sales in the second quarter of fiscal 2004 did not include any sales of power amplifier modules for handsets while sales in the second quarter of fiscal 2005 included $0.9 million of sales of power amplifier modules for handsets.

     Subsystem sales in the second quarter of fiscal 2005 were $3.8 million compared to $4.9 million in the second quarter of fiscal 2004, a decrease of 22%. The decrease in sales of subsystems products to defense customers is primarily the result of design issues causing delays in the transition of products from an engineering phase into production.

     Gross margin was 29% of net sales in the second quarter of fiscal 2005 compared to 19% of net sales in the second quarter of fiscal 2004. The improvement in gross margin is due to reduced overhead expenses, which are the result of headcount reductions and asset and lease impairments. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $1.7 million, or 25% of net sales, in the second quarter of fiscal 2005 compared to $2.9 million, or 41% of net sales, in the second quarter of fiscal 2004, a decrease of 41%. Research and development expenses decreased from the prior year due to our decision to exit the wireless handset market. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea. These decreases in spending were somewhat offset by increased spending on the development of defense products.

     Selling, general and administrative expenses were $1.9 million, or 27% of net sales, in the second quarter of fiscal 2005 compared to $2.2 million, or 32% of net sales, in the second quarter of fiscal 2004, a decrease of 17%. The decrease was primarily due to lower administrative expenses.

     The $0.2 million in costs related to shareholder and strategic actions in the second quarter of fiscal 2004 was for investment banking fees.

     We incurred no special charges during the second quarter of fiscal 2005. During the second quarter of fiscal 2004, we incurred $2.6 million in special charges due to our exit of the wireless handset power amplifier market.

     There was no amortization of intangibles during the second quarter of fiscal 2005. Amortization of intangibles was $0.1 million during the second quarter of fiscal 2004. In the second quarter of fiscal 2004, we exited the wireless handset power amplifier market and during the third quarter of fiscal 2004 sold all the intangible and certain tangible assets related to the wireless handset power amplifier market for $1.0 million to Anadigics, Inc.

     Interest income and other, net was $0.2 million in the second quarter of fiscal 2005 compared to $1.0 million in the second quarter of fiscal 2004. Included in interest income and other, net in the second quarter of fiscal 2004 was a customer’s cancellation charge of $0.8 million.

Result of Operations — First Six Months of Fiscal 2005 Compared to the First Six Months of Fiscal 2004:

     Total net sales were $14.8 million for the first six months of fiscal 2005, compared to $13.7 million for the first six months of fiscal 2004, an increase of 8%.

     Semiconductor sales were $6.2 million in the first six months of fiscal 2005, compared to $3.7 million in the first six months of fiscal 2004, an increase of 67%. Sales in the first six months of fiscal 2005 included $1.8 million in sales of power amplifier modules for handsets and $.7 million in revenues from a development contract. Sales in the first six months of fiscal 2004 did not include any sales of power amplifier modules for handsets.

     Subsystem sales in the first six months of fiscal 2005 were $8.6 million, compared to $10.0 million in the first six months of fiscal 2004, a decrease of 14%.

     Gross margin was 34% of net sales in the first six months of fiscal 2005, compared to 14% of net sales in the first six months of fiscal 2004. Most of the improvement in gross margin was due to the sale in the first fiscal quarter of 2005 of products previously written off as obsolete inventory and the revenue related to a development contract with corresponding costs in research and development. To a lesser extent, lower overhead costs resulting from our decision to exit from the wireless handset market, contributed to the improved gross margin.

     Research and development expenses were $3.5 million, or 24% of net sales, in the first six months of fiscal 2005, compared to $5.8 million, or 43% of net sales, in the first six months of fiscal 2004, a decrease of 40%. Research and development expenses decreased from the prior year due to our decision to exit the wireless handset market. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea. These decreases in spending were somewhat offset by increased spending on the development of defense products.

     Selling, general and administrative expenses were $3.9 million, or 26% of net sales, in the first six months of fiscal 2005, compared to $4.4 million, or 32% of net sales, in the first six months of fiscal 2004, a decrease of 12%. The decrease was primarily due to lower administrative expenses.

     There were no costs related to shareholder and strategic actions in the first six months of fiscal 2005. The $2.7 million in costs related to shareholder and strategic actions in the first six months of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.3 million in investment banking fees.

     There were no special charges in the first six months of fiscal 2005. The special charges of $2.6 million in the first six months of fiscal 2004 are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility.

     The following table summarizes our special charges activity (in thousands):

				Lease
			Impairment	Termination
	Employee		of Assets	and
	Termination	Excess	Held For	Relocation
	Costs	Equipment	Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(77	—	—	(619)	(696)

Accrual balances, September 30, 2004	$—	$—	$—	$504	$504

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

     Interest income and other, net was $0.3 million in the first six months of fiscal 2005 compared to $1.2 million in the first six months of fiscal 2004. The decrease in interest income and other, net, was due to the collection of a customer’s order cancellation charge of $0.8 million in the first six months of fiscal 2004 and lower interest rates on lower cash balances.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of September 30, 2004, we had $9.6 million in cash and cash equivalents, $12.3 million in short-term investments and $25.4 million in working capital.

     Net cash used in operating activities was $2.7 million in the first six months of fiscal 2005 and was due primarily to the payment of accrued liabilities. Net cash used in operating activities was $7.0 million in the first six months of fiscal 2004 and was due primarily to the year to date net loss.

     Net cash provided by investing activities was $11.2 million in the first six months of fiscal 2005 and was due to the net sales and maturities of short-term investments of $11.8 million, offset by the purchase of property and equipment of $0.6 million. Net cash used in investing activities was $7.0 million in the first six months of fiscal 2004 and was due to the net purchases of short-term investments of $6.7 million and the purchase of property and equipment of $0.3 million.

     Net cash used in financing activities was $1.9 million in the first six months of fiscal 2005 and was due primarily to the principal payments on long-term debt of $1.9 million. Net cash used in financing activities was $1.3 million in the first six months of fiscal 2004 and was due primarily to principal payments on long-term debt and capital leases of $1.6 million offset by $0.3 million proceeds from the issuance of common stock. As a result of the extraordinary cash dividend in the fourth quarter of fiscal 2004, we violated certain lending covenants, based on current agreements in place. Therefore, we decided to repay certain lending agreements in full.

     As of September 30, 2004, we had $0.9 million in outstanding letters of credit, which are secured by certificates of deposits.

     Given our cash position, we currently do not have a line of credit. We have various equipment notes outstanding with other lenders, which are secured by the equipment.

As of September 30, 2004 we had $21.9 million in cash, cash equivalents and short-term investments. On October 22, 2004, we completed the sale of our defense subsystems business for $33.0 million in cash and on October 29, 2004, we declared a extraordinary cash dividend of $38.7 million. On a pro forma basis, accounting for the net proceeds from the sale of the defense business and the payment of the dividend, our cash, cash equivalents and short-term investments as of September 30, 2004 would have amounted to $14.4 million. Accordingly, we believe that our current cash resources and borrowings available from our equipment financing sources should be sufficient to meet our liquidity requirements through at least the next twelve months.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain employees totaling approximately $0.5 million at September 30, 2004. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of September 30, 2004 (in thousands):

     Contractual Obligations

	Fiscal Year
	Total	2005	2006	2007	2008	Thereafter
Capital lease obligations	$90	$90	$—	$—	$—	$—
Operating lease obligations	2,796	1,210	1,288	242	56	—
Open purchase order commitments	1,422	1,422	—	—	—	—

Total	$4,308	$2,722	$1,288	$242	$56	$0

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

Because of the sale of our defense subsystems business to Teledyne, our future success will depend on our semiconductor business alone.

     On October 22, 2004 we sold all of the assets related to our defense subsystems business to Teledyne Wireless, Inc. Our defense subsystems business constituted a substantial portion of our assets. As such, our asset base and revenues following the asset sale have changed significantly from those existing prior to the asset sale. We now expect to generate all of our sales from our semiconductor business. To date, our semiconductor business has never been operated as a stand-alone business. We do not expect to be able to reduce expenses commensurate with the lower revenue levels that we expect as a result of the sale of the defense subsystems business. As a result, we must grow our semiconductor business rapidly and substantially in order to achieve profitability, and economic and other factors may prevent us from growing the business at a sustainable rate, if at all. If we fail to grow our semiconductor operations, we may be unable to afford to continue to do business, and we may have to cease operations altogether.

Certain terms of the sale of our defense subsystems business to Teledyne are unfavorable to us and could cause our business to be harmed.

     Pursuant to the terms of the asset purchase agreement that we entered into with Teledyne, we remain responsible for substantially all preclosing liabilities of our defense subsystems business, except for current liabilities that have been assumed by Teledyne. Although we have analyzed the likelihood of these liabilities arising and believe that they are manageable, there can be no assurance that we will have adequate cash to satisfy them. In addition, we are obligated to indemnify Teledyne against certain losses it may suffer arising out of the acquisition of our defense subsystems business. If we are required to indemnify Teledyne for any matter, it could have a material adverse impact on our business by draining our available cash reserves.

Because many of our expenses are fixed, we will not achieve profitability until our revenues significantly increase.

     Our business requires us to maintain manufacturing equipment and related support infrastructure that we must pay for regardless of our level of sales. To support our manufacturing capacity we also incur costs for maintenance and repairs and employ personnel for manufacturing and process engineering functions. These expenses, along with depreciation costs, are fixed and do not vary greatly, if at all, when our net sales decrease. In addition, the lead time for developing and manufacturing our products often requires us to invest in manufacturing capacity in anticipation of future demand. Although we have sold our defense subsystem business, we do not expect to achieve cost reductions commensurate with the lower revenue levels and expect to continue to report losses for some time. We are relying on increased sales of semiconductor products to manufacturers of commercial communications equipment and defense contractors in order to realize a significant increase in revenues. If these sales do not materialize, and if our revenues do not significantly increase to a level commensurate with our installed capacity, we will be unable to achieve profitability.

Our future cash position may be negatively impacted as a result of the cash dividend we are planning to distribute in December 2004.

     Our board of directors has approved of the distribution of a cash dividend to shareholders of $38.7 million, or $3.00 per share. The amount of the dividend is based on the excess of cash that we will have after accounting for the amount that the board of directors has determined we need to retain in order to finance our continuing semiconductor operations. We intend to pursue profitability in our semiconductor operations by, among other things, expanding our sales and marketing efforts and increasing our semiconductor research efforts to broaden our product offerings over time. However, these efforts may not be successful and our semiconductor operations may never achieve profitability. If we are unable to earn sufficient revenue from our semiconductor operations, we may be forced to seek alternative sources of funding more rapidly than we otherwise would have had we not made the cash distribution to shareholders.

The cash dividend we are planning to distribute in December 2004 may have negative impact on our stock.

     Currently, our stock is trading an average of $3.62 per share. On the first business day following the date of the distribution, Nasdaq will decrease the trading price of our stock by $3.00. If, the day after the distribution, our stock is trading at $3.99 or less, the decrease in the trading price will cause our stock to trade at less than $1.00 per share. The Nasdaq listing requirements with which we must comply provide that our stock cannot trade for less than $1.00 for longer than a 30-day period. If the price of our stock does not consistently trade over $1.00 per share following the dividend distribution, we may be delisted from the Nasdaq National Market.

     Our board of directors has authorized our management to seek shareholder approval of a 4 for 1 reverse stock split in order to raise the price of our stock following the dividend distribution. However, there can be no assurance that our stock will continue to trade at the increased price following the reverse split. Our stock may decline following the reverse split and we may again face the prospect of being delisted.

As a result of our exit from the wireless handset power amplifier business, we face risks relating to our increased reliance on sales of our semiconductor products for wireless infrastructure, satellite communications and defense applications.

     In late September 2003, we exited the wireless handset power amplifier business in order to focus our resources on market areas where we believe our core competencies will allow us the greatest opportunity of success in our goal of returning to profitability. There is, however, no guarantee that our exit from the wireless handset power amplifier business will enable us to reach profitability on a more expedited basis, or at all. In fact, the wireless handset power amplifier market was one of the larger markets in which we sold our products, and may have a higher growth potential than the other markets in which we sell our semiconductor components. We now face increased reliance on the sales of our semiconductor products in smaller wireless infrastructure, satellite communications and defense applications markets. If our projections with respect to the sales of our semiconductors products for wireless infrastructure, satellite communications and defense applications are incorrect, we may fail to achieve profitability and our business may suffer.

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

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

•	the timing, cancellation or delay of customer orders or shipments, particularly from our largest customers;

•	fluctuating demand from our defense customers;

•	the timing of our introduction of new products and the introduction of new products by our competitors;

•	variations in average selling prices of our products;

•	the mix of products that we sell;

•	our ability to secure manufacturing capacity and effectively utilize the capacity;

•	the availability and cost of components;

•	GaAs semiconductor component failures and associated support costs;

•	variations in our manufacturing yields related to our GaAs semiconductor components;

•	market acceptance of our products; and

•	changes in our inventory levels.

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

     Historically, a limited number of customers, both in the defense subsystems business and the semiconductor business, accounted for a large percentage of our net sales. For example, in the first six months of fiscal year 2005, sales to our top ten defense and semiconductor customers accounted for approximately 61% of our net sales, with Motorola making up approximately 12%. In fiscal year 2004, sales to our top ten defense and semiconductor customers accounted for approximately 62% of our net sales, with Raytheon making up approximately 16% and BAE Systems making up approximately 10% of those net sales. We anticipate that in the future we will continue to rely on a limited number of customers for sales of our semiconductor components. As of September 30, 2004, one customer accounted for 55% of our semiconductor backlog. We expect that this customer and a small number of others will account for a large percentage of our net sales in the future and will be a very important factor in our goal to return to profitability. If we lose any of our existing major customers, our operating results and business would be harmed.

We need to keep pace with rapid product and process development and technological changes to be competitive.

     We compete in markets with rapidly changing technologies, evolving industry standards and continuous improvements in products. To be competitive we must continually improve our products and keep abreast of new technology and our ability to grow will depend substantially on our ability to continue to apply our GaAs semiconductor components expertise to existing and emerging wireless communications markets. New process technologies could be developed that have characteristics that are superior to our current processes. If we are unable to develop and maintain competitive processes or design products using new technologies, and if we are unable to secure production orders for these products, we will not achieve the significant increase in revenues necessary to achieve profitability, and our business and operating results will suffer. We cannot assure you that we will be able to respond to technological advances, changes in customer requirements or changes in regulatory requirements or industry standards. Any significant delays in our development, introduction or shipment of products could seriously harm our business, operating results and financial condition.

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

     Historically, international sales of both our defense subsystems and semiconductor products have accounted for a significant portion of our net sales. For example, sales to international customers accounted for 44% of our total net sales in the first six months of fiscal 2005, 35% of our total net sales in fiscal 2004 and 67% of our total net sales in fiscal 2003. We anticipate that international sales of our semiconductor components will continue to impact our net sales in the future, as evidenced by the fact that in the first six months of fiscal 2005, international customers accounted for 75% of our semiconductor sales. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within 18 months. As of September 30, 2004, our backlog was approximately $18.7 million, of which $14.5 million was from defense subsystem customers and $4.2 million was from semiconductor customers. One customer accounted for 55% of our semiconductor backlog. In connection with the sale of all of our assets related to our defense subsystems business, on October 22, 2004, our entire defense subsystems backlog was transferred to Teledyne. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

     We acquire some of the components for our semiconductor products from single sources, and some of the other components for our products are presently available or acquired only from a limited number of suppliers. Our single-sourced components include substrates and semiconductor packages. Some of these components are critical to the products we sell to our major customers. In the event that any of these suppliers are unable to fulfill our requirements in a timely manner, we may experience an interruption in production until we locate alternative sources of supply. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner and with acceptable quality and yields could cause us to not meet our contractual obligations, could damage our customer relationships (including relationships with major customers) and could harm our business.

Intense competition in our industry could result in the loss of customers or an inability to attract new customers.

     We compete in an intensely competitive industry and we expect our competition to increase. A number of companies produce products that compete with ours or could enter into competition with us. These competitors, or potential future competitors, include Agilent Technologies, Sirenza Microdevices, TriQuint Semiconductor and WJ Communications. In addition, a number of smaller companies may introduce competing products. Many of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we have and have achieved market acceptance of their existing technologies. Our ability to compete successfully depends upon a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At September 30, 2004, our investment portfolio comprised approximately $10.0 million in money market funds and certificate of deposits and $11.4 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2004 levels, the fair value of our portfolio would decline by approximately $13,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II            OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated July 8, 2004, by and between Teledyne Wireless, Inc. and Celeritek, Inc. (previously filed on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2004 (0-23576))

Exhibit
Number	Description
10.1	Supply Agreement by and between Celeritek, Inc. and Teledyne Wireless, Inc. (d/b/a Teledyne Microwave) (previously filed on Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 26, 2004 (0-23576))*

10.2	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.

10.3	Outside Directors’ Stock Option Plan, as amended, and form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Confidential Treatment has been requested for certain portions of this exhibit

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.
Date: November 10, 2004	/s/ MARGARET E. SMITH
Margaret E. Smith, Vice President,
Chief Financial Officer and Assistant Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated July 8, 2004, by and between Teledyne Wireless, Inc. and Celeritek, Inc. (previously filed on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2004 (0-23576))

10.1	Supply Agreement by and between Celeritek, Inc. and Teledyne Wireless, Inc. (d/b/a Teledyne Microwave) (previously filed on Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 26, 2004 (0-23576))*

10.2	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.

10.3	Outside Directors’ Stock Option Plan, as amended, and form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential Treatment has been requested for certain portions of this exhibit.