Form 10-Q
period 2004-12-31
CELERITEK INC/CA
filed 2005-02-15
CIK 919583

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

     Common Stock, No Par Value: 12,982,644 shares as of January 28, 2005

CELERITEK, INC.

-i-

PART I       FINANCIAL INFORMATION

Item 1.        Financial Statements

CELERITEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2004	2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,068	$3,121
Short-term investments	6,091	24,110
Accounts receivable, net	1,928	6,048
Inventories	776	2,739
Prepaid expenses and other current assets	399	1,315

Total current assets	16,262	37,333
Property and equipment, net	2,750	5,430
Strategic investments	2,504	2,741
Other assets	589	1,262

Total assets	$22,105	$46,766

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,892	$3,171
Accrued payroll	662	1,459
Accrued liabilities	2,462	4,826
Current portion of long-term debt	—	1,866
Current obligations under capital leases	16	328

Total current liabilities	5,032	11,650
Shareholders’ equity (12,982,644 and 12,855,962 common and no preferred shares outstanding at December 31, 2004 and March 31, 2004, respectively)	17,073	35,116

Total liabilities and shareholders’ equity	$22,105	$46,766

Note:	The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$2,790	$7,714	$17,598	$21,369
Cost of goods sold	3,197	5,084	12,995	16,805

Gross profit (loss)	(407)	2,630	4,603	4,564
Operating expenses:
Research and development	1,290	1,861	4,812	7,690
Selling, general and administrative	1,108	1,913	4,991	6,307
Cost related to shareholder and strategic activities	—	323	—	3,036
Special charges	—	1,939	—	4,540
Intangible asset amortization	—	—	—	257

Total operating expenses	2,398	6,036	9,803	21,830

Loss from operations	(2,805)	(3,406)	(5,200)	(17,266)
Impairment of strategic investment	—	—	(237)	—
Gain on sale of defense subsystem business	26,402	—	26,402	—
Interest income and other, net	134	258	451	1,490

Income (loss) before income tax	23,731	(3,148)	21,416	(15,776)
Provision for income tax	800	—	800	—

Net income (loss)	$22,931	$(3,148)	$20,616	$(15,776)

Basic earnings (loss) per share	$1.77	$(0.25)	$1.60	$(1.27)

Diluted earnings (loss) per share.	$1.75	$(0.25)	$1.59	$(1.27)

Weighted average common shares outstanding	12,951	12,408	12,900	12,375

Weighted average common shares outstanding – assuming dilution	13,080	12,408	12,943	12,375

See accompanying notes.

CELERITEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Operating activities
Net income (loss)	$20,616	$(15,776)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,721	6,651
Gain on sale of defense subsystem business	(26,402)	—
Changes in operating assets and liabilities	(318)	5

Net cash provided by (used) in operating activities	(3,383)	(9,120)

Investing activities
Purchase of property and equipment	(737)	(717)
Purchases of short-term investments	(15,317)	(111,186)
Maturities and sale of short-term investments	33,310	106,646
Proceeds on sale of defense subsytem business	30,871	—

Net cash provided by (used in) investing activities	48,127	(5,257)

Financing activities
Payments on long-term debt	(1,866)	(2,016)
Payments on obligations under capital leases	(312)	(488)
Extraordinary dividend payment	(38,947)	(488)
Proceeds from issuance of common stock	328	378

Net cash used in financing activities	(40,797)	(2,126)

Increase (decrease) in cash and cash equivalents	3,947	(16,503)
Cash and cash equivalents at beginning of period	3,121	28,909

Cash and cash equivalents at end of period	$7,068	$12,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1
Interest	94	351
Capital lease obligations incurred to acquire equipment	—	240

See accompanying notes

Celeritek, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2004

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

The Company’s reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2005 and fiscal 2004 ended January 2, 2005 and December 28, 2003, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission.

On October 22, 2004, the Company completed the sale of its defense subsystem business to Teledyne Wireless, Inc. for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to the defense subsystem business. The gain on the sale after subtracting transaction costs and the net assets sold to Teledyne was $26.4 million. The Company’s defense subsystem business had sales of $19.7 million for the fiscal year ended March 31, 2004. On December 1, 2004, the Company paid an extraordinary cash dividend of $38.9 million or $3.00 per share of common stock to shareholders of record on November 17, 2004.

The sale of the defense subsystem business represents the sale of assets related to the Company’s GaAs-based subsystem product line. The Company has not historically collected separate financial data for this product line and, in this regard, discrete financial information with respect to its operations and cash flows is not available for this product line. Furthermore, the Company’s chief operating decision maker does not review the operating results of this product line as a basis for making decisions about resources to be allocated to this product line. Based on the foregoing, the Company has determined that the sale of the GaAs-based subsystem product line does not meet the definition of a discontinued operation.

Certain amounts reported in previous years and interim periods have been reclassified to conform to the current year presentation.

2.	Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. The Company records compensation related to employee stock awards under the intrinsic value method and accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value.

Pro forma information regarding net loss and net loss per share under the fair value method is presented below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)
As reported	$22,931	$(3,148)	$20,616	$(15,776)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,765)	(1,205)	(2,898)	(3,526)

Pro forma net income (loss)	$21,166	$(4,353)	$17,718	$(19,302)

Basic net income (loss) per share:
As reported	$1.77	$(0.25)	$1.60	$(1.27)

Pro forma	$1.63	$(0.35)	$1.37	$(1.56)

Diluted net income (loss) per share:
As reported	$1.75	$(0.25)	$1.59	$(1.27)

Pro forma	$1.62	$(0.35)	$1.37	$(1.56)

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	3.6%	—	3.6%	3.5%
Dividend yield	0.0%	—	0.0%	0.0%
Volatility	88.3%	—	88.3%	87.3%
Expected life of options	5 years	—	5 years	5 years

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

The weighted average grant date fair value of options granted during the three months ended December 31, 2004 was $0.80. There were no options granted during the three months ended December 31, 2003. The Company granted no Employee Stock Purchase Plan shares during the three months ended December 31, 2004 and 2003.

The Company declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million. Under the intrinsic value method of accounting for stock options, the Company was required to adjust its stock option exercise price by the dividend amount, or $4.50 per share, because the dividend was a return of capital. Since the Company’s stock option plan did not allow it to reprice options, the Company was required to change to the variable method of accounting for its outstanding stock options. Under variable accounting, compensation expense is recognized over the life of the option (until exercised, forfeited, or cancelled) generally to the extent that there are any increases in the per share market price of the Company’s common stock. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon future events that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded. This change to the variable method of accounting on March 12, 2004 has had no financial impact on the first, second or third quarter financial statements. of fiscal 2005.

3.	Inventories

Inventories, stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market, consists of the following components (in thousands):

	December 31,	March 31,
	2004	2004
Raw materials	$330	$763
Work-in-process	446	1,976

	$776	$2,739

4.	Income (Loss) Per Share

Basic income (loss) per common share is computed using the weighted average common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine month periods ended December 31, 2004 and 2003 are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$22,931	$(3,148)	$20,616	$(15,776)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	1	62	(19)	(42)

Other comprehensive income (loss)	1	62	(19)	(42)

Comprehensive income (loss)	$22,932	$(3,086)	$20,597	$(15,818)

6.	Strategic Investments

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

Handset Design Company

In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of December 31, 2004 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired.

GaAs Foundry

In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest in the foundry. The Company does not have significant influence over the management of the GaAs foundry and accordingly has accounted for the investment on a cost basis in all reported periods.

The Company had previously recorded approximately $2.2 million in impairment charges against its strategic investments in the Taiwanese foundry in fiscal 2002 and 2003. During the first quarter of fiscal 2005, the Company recorded an impairment charge equal to the remaining value of approximately $0.2 million against its strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. At the end of the first quarter of fiscal 2005, the carrying value of this investment awas zero. The Company has completely written off its investment in the GaAs foundry due to the insolvency of its parent company, which the Company believes was the foundry’s main source of funding.

7.	Special Charges

At December 31, 2004, the Company held an accrual for $0.3 million relating to its fiscal 2003 and fiscal 2004 restructuring activities. Lease termination cost accrual of $0.4 million represented the present value of future minimum payments under operating leases covering unused equipment in fiscal 2003. Such amounts will be paid through to lease expiry in fiscal 2005. Relocation cost accrual of $0.7 million represented the present value of future minimum payments under a building lease agreement for a building the Company vacated in fiscal 2004. Such amounts will be paid through to lease expiry in fiscal 2006.

The following table summarizes the Company’s special charges activity (in thousands):

				Lease
			Impairment	Termination
	Employee		of Assets	and
	Termination	Excess	Held For	Relocation
	Costs	Equipment	Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(77)	—	—	(813)	(890)

Accrual balances, December 31, 2004	$—	$—	$—	$310	$310

8.	Product Warranty

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

Changes in the Company’s product liability during the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Beginning accrual balance	$301	$401	$301	$400
Warranties issued	12	40	78	153
Transferred with sale of defense subsystem business	(200)	—	(200)	—
Charges incurred	(13)	(41)	(79)	(153)

Ending accrual balance	$100	$400	$100	$400

9.	Cost Related to Shareholder and Strategic Actions

In the fourth quarter of fiscal 2003, a group of shareholders (the “Shareholder Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In May 2003 the Company’s Board of Directors entered into an agreement with the Shareholder Committee. Under the terms of the agreement, the Company expanded its Board of Directors from six directors to seven. The new Board was composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who is not affiliated with either the Company or the Shareholder Committee. On November 3, 2004, one of the directors nominated by the Shareholder Committee resigned from his Board position. In fiscal 2004, expenses of $1.4 million related to the special meeting of shareholders and $1.7 million in investment banking fees were incurred and reported in loss from operations under the caption “Cost related to shareholder and strategic actions.” The Company did not incur any costs related to shareholder and strategic actions during the first nine months of fiscal 2005.

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

11.	Sale of the Company’s Defense Subsystem Business

On October 22, 2004, the Company completed the sale of its defense subsystem business to Teledyne Wireless, Inc. The following unaudited pro forma condensed consolidated statements of operations give effect to the consummation of the sale in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to the defense subsystem business. The gain on the sale after subtracting transaction costs and the net assets sold to Teledyne was $26.4 million. The unaudited pro forma condensed consolidated statements of operations for the three and nine month periods ended December 31, 2004 give effect to the asset sale as if it occurred on April 1, 2004.

The pro forma adjustments presented below reflect the elimination of the revenues and direct costs of the Company’s defense subsystem business. The pro forma adjustments presented below do not reflect any elimination of indirect costs and expenses, such as those that are attributable to centralized functions that the defense subsystem business may have utilized but that the Company is retaining in connection with the asset sale (e.g. expenses associated with the Company’s fabrication facility). The following unaudited pro forma financial information is being presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that the Company would have obtained had it completed the asset sale as of the dates assumed, or the Company’s future results.

The unaudited pro forma condensed consolidated statements of operations presented herein should be read in conjunction with our historical condensed consolidated statements of operations and the related notes that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Unaudited Pro Forma Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended December 31, 2004
	Consolidated	Adjustments	Pro Forma
Net sales	$2,790	$—	$2,790
Cost of goods sold	3,197	616	2,581

Gross profit (loss)	(407)	616	209
Operating expenses:
Research and development	1,290	228	1,062
Selling, general, and administrative	1,108	50	1,058

Total operating expenses	2,398	278	2,120

Loss from operations	(2,805)	894	(1,911)
Gain on sale of defense business	26,402	—	26,402
Interest income and other, net	134	—	134

Income before income taxes	23,731	894	24,625
Provision for income taxes	800	—	800

Net income	$22,931	$894	$23,825

Basic net income per share	$1.77	$0.07	$1.84

Diluted net income per share	$1.75	$0.07	$1.82

Weighted average common shares outstanding	12,951	12,951	12,951
Weighted average common shares outstanding, assuming dilution	13,080	13,080	13,080

See accompanying notes to unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Nine Months Ended December 31, 2004
	Consolidated	Adjustments	Pro Forma
Net sales	$17,598	$(8,564)	$9,034
Cost of goods sold	12,995	6,276	6,719

Gross profit	4,603	(2,288)	2,315
Operating expenses:
Research and development	4,812	1,709	3,103
Selling, general, and administrative	4,991	893	4,098

Total operating expenses	9,803	2,602	7,201

Loss from operations	(5,200)	314	(4,886)
Impairment of strategic investments	(237)	—	(237)
Gain on sale of defense business	26,402	—	26,402
Interest income and other, net	451	—	451

Income before income taxes	21,416	314	21,730
Provision for income taxes	800	—	800

Net income	$20,616	$314	$20,930

Basic net income per share	$1.60	$0.02	$1.62

Diluted net income per share	$1.59	$0.02	$1.62

Weighted average common shares outstanding	12,900	12,900	12,900
Weighted average common shares outstanding, assuming dilution	12,943	12,943	12,943

See accompanying notes to unaudited pro forma condensed consolidated financial information.

Notes to Unaudited Pro forma Condensed Consolidated Financial Information

Note A. Basis of Presentation

               On October 22, 2004, the Company completed the sale of its defense subsystem business to Teledyne in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to its defense subsystem business. The gain on the sale after subtracting transaction costs and the net assets sold to Teledyne was $26.4 million.

               The unaudited pro forma condensed consolidated statements of operations for the three and nine month periods ended December 31, 2004 give effect to this asset sale as if it occurred on April 1, 2004.

Note B. Pro Forma Adjustments

               Adjustments to present the unaudited pro forma condensed consolidated financial statements are set forth below. The pro forma adjustments only give effect to amounts that are directly attributable to the asset sale:

a.	These adjustments reflect the elimination of the revenue and direct costs of the Company’s defense subsystem business as if the sale had occurred on April 1, 2004.

b.	In the third quarter of fiscal 2005, the Company did not have any revenue from the defense subsystem business, but did incur expenses directly related to that business until the sale of the business was completed on October 22, 2004. As a result, in the third quarter of fiscal 2005, the defense subsystems business had a negative gross margin as compared to the nine month period in which there was $8.5 million of revenue and gross profit of $2.3 million.

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

Overview

     On October 22, 2004, we completed the sale of our defense subsystem business to Teledyne Wireless, Inc. for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to the defense subsystem business. The gain on the sale after subtracting transaction costs and the net assets sold to Teledyne was $26.4 million. Our defense subsystem business had sales of $19.7 million for the fiscal year ended March 31, 2004. On December 1, 2004, we paid an extraordinary cash dividend of $38.9 million, or $3.00 per share of common stock, to shareholders of record on November 17, 2004. Currently, we have 67 employees, as compared to 195 at September 30, 2004.

Result of Operations – Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

     Total net sales were $2.8 million for the third quarter of fiscal 2005, compared to $7.7 million for the third quarter of fiscal 2004, a decrease of 64%. The decrease in sales was primarily due to the sale of our defense subsystem business in October 2004.

     Semiconductor sales were $2.8 million in the third quarter of fiscal 2005, compared to $3.0 million in the third quarter of fiscal 2004, a decrease of 7%. Sales in the third quarter of fiscal 2005 included $0.2 million in sales of power amplifier modules for handsets. Sales in the third quarter of fiscal 2004 included $0.7 million in sales of power amplifier modules for handsets. We do not expect any further sales of power amplifier modules for handsets.

     Subsystem sales were zero in the third quarter of fiscal 2005, compared to $4.7 million in the third quarter of fiscal 2004, a decrease of 100%. Subsystems sales were zero in the third quarter of fiscal 2005 because we completed the sale of our defense subsystem business in October 2004.

     Gross margin was a negative 15% of net sales in the third quarter of fiscal 2005, compared to a positive 34% of net sales in the third quarter of fiscal 2004. Included in the cost of sales in the third quarter of fiscal 2005 was $0.6 million in overhead costs related to the defense subsystem business, which we sold in October 2004. The decline in gross margin is due to reduced revenue levels from the sale of the defense subsystem business, without a comparable reduction in manufacturing overhead costs. We do not expect significant improvement in gross margin until sales volumes increase because of fixed costs related to our fabrication facility.

     Research and development expenses were $1.3 million, or 46% of net sales, in the third quarter of fiscal 2005 compared to $1.9 million, or 24% of net sales, in the third quarter of fiscal 2004, a decrease of 31%. The decrease in research and development expense was primarily the result of the sale of our defense subsystem business. Selling, general and administrative expenses were $1.1 million, or 40% of net sales, in the third quarter of fiscal 2005 compared to $1.9 million, or 25% of net sales, in the third quarter of fiscal 2004, a decrease of 42%. The decrease was primarily due to lower selling costs associated with lower revenues and lower administrative expenses.

     There were no costs related to shareholder and strategic actions in the third quarter of fiscal 2005. The $0.3 million in costs related to shareholder and strategic actions in the third quarter of fiscal 2004 was primarily for investment banking fees.

     There were no special charges during the third quarter of fiscal 2005. During the third quarter of fiscal 2004, we incurred $1.9 million in special charges due to our exit of the wireless handset power amplifier market. The charges were comprised of $0.9 million of building lease termination costs, $0.2 million of facilities consolidation costs, $0.7 million in employee termination expense and $0.1 million to close our Korean sales office.

     Interest income and other, net was $0.1 million in the third quarter of fiscal 2005 compared to $0.3 million in the third quarter of fiscal 2004. The decrease was primarily due to a loss on the disposal of fixed assets and less interest income from lower cash and short-term investment balances offset by lower interest expense.

Result of Operations – First Nine Months of Fiscal 2005 Compared to the First Nine Months of Fiscal 2004

     Total net sales were $17.6 million for the first nine months of fiscal 2005, compared to $21.4 million for the first nine months of fiscal 2004, a decrease of 18%. The decrease in sales was due to the sale of our defense subsystem business in October 2004.

     Semiconductor sales were $9.1 million in the first nine months of fiscal 2005, compared to $6.7 million in the first nine months of fiscal 2004, an increase of 36%. Sales in the first nine months of fiscal 2005 included $2.0 million in sales of power amplifier modules for handsets and $0.7 million in revenues from a development contract. Sales in the first nine months of fiscal 2004 included $0.7 million in sales of power amplifier modules for handsets.

     Subsystem sales in the first nine months of fiscal 2005 were $8.5 million, compared to $14.7 million in the first nine months of fiscal 2004, a decrease of 42%. The decrease in sales was primarily due to the sale of our defense subsystem business in October 2004.

     Gross margin was 26% of net sales in the first nine months of fiscal 2005, compared to 21% of net sales in the first nine months of fiscal 2004. Most of the improvement in gross margin was due to the sale in the first fiscal quarter of 2005 of products previously written off as obsolete inventory and the revenue related to a development contract with corresponding costs in research and development. To a lesser extent, lower overhead costs resulting from our decision to exit from the wireless handset market, contributed to the improved gross margin.

     Research and development expenses were $4.8 million, or 27% of net sales, in the first nine months of fiscal 2005, compared to $7.7 million, or 36% of net sales, in the first nine months of fiscal 2004, a decrease of 37%. Research and development expenses decreased from the prior year primarily due to our decision to exit the wireless handset market in September 2003. A significant part of our research and development efforts were focused on developing wireless handset power amplifier products for the market in South Korea. To a lesser extent, the sale of our defense subsystem business in October 2004 contributed to the reduction of research and development expenses.

     Selling, general and administrative expenses were $5.0 million, or 28% of net sales, in the first nine months of fiscal 2005, compared to $6.3 million, or 30% of net sales, in the first nine months of fiscal 2004, a decrease of 21%. The decrease was primarily due to lower administrative expenses.

     There were no costs related to shareholder and strategic actions in the first nine months of fiscal 2005. The $3.0 million in costs related to shareholder and strategic actions in the first nine months of fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders and $1.6 million in investment banking fees.

     There were no special charges in the first nine months of fiscal 2005. The special charges of $4.5 million in the first nine months of fiscal 2004 are comprised of approximately $0.2 million of impairment charges related to the reassessment of carrying values for certain tangible and intangible assets to be sold, $1.8 million of equipment impairment charges related to exiting the wireless handset power amplifier market, and $0.6 million of equipment impairment charges related to restructuring at the Belfast facility, $0.7 million in employee termination charges, $0.9 million for building lease termination costs, $0.2 million of facilities consolidation costs, and $0.1 million to close our Korean sales office.

     The following table summarizes our special charges activity (in thousands):

				Lease
				Termination
	Employee		Impairment	and
	Termination	Excess	of Assets	Relocation
	Costs	Equipment	Held For Sale	Costs	Total
Accrual balances, March 31, 2003	$123	$—	$—	$1,050	$1,173
Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Cash paid	(77)	—	—	(813)	(890)

Accrual balances, December 31, 2004	$—	$—	$—	$310	$310

     Amortization of intangibles was $0.3 million during the first nine months of fiscal 2004. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003. At the end of the second quarter of fiscal 2004, the intangible assets were reclassified to assets held for sale based on our decision in September 2003 to exit the wireless handset power amplifier market. These assets were subsequently sold on October 15, 2003; accordingly, no amortization expense will be recorded in future periods.

     During the first quarter of fiscal 2005, we recorded an impairment charge of $0.2 million against our strategic investment in the Taiwanese foundry, which was deemed to have an other than temporary decline in value. At the end of the first quarter of fiscal 2005, the carrying value of this investment awas zero. We have completely written off our investment in the Taiwanese foundry due to the insolvency of its parent company, which we believe was the foundry’s main source of funding. The Company had previously recorded approximately $2.2 million in impairment charges against its strategic investments in the Taiwanese foundry in fiscal 2002 and 2003, which was deemed, in those respective periods, to have an other than temporary decline in value.

     Interest income and other, net was $0.5 million in the first nine months of fiscal 2005 compared to $1.5 million in the first nine months of fiscal 2004. The decrease in interest income and other, net, was due to the collection of a customer’s order cancellation charge of $0.8 million in the first nine months of fiscal 2004 and lower interest rates on lower cash and short-term investment balances.

Liquidity and Capital Resources

     We have funded our operations to date primarily through cash flows from operations and sales of equity securities. As of December 31, 2004, we had $7.1 million in cash and cash equivalents, $6.1 million in short-term investments and $11.2 million in working capital.

     On October 22, 2004, we completed the sale of our defense subsystem business to Teledyne Wireless, Inc. in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to the defense subsystem business. The net increase to cash from the transaction was approximately $30.9 million, after deducting related cash expenses. On December 1, 2004, we paid an extraordinary cash dividend of $38.9 million, or $3.00 per share of common stock, to shareholders of record on November 17, 2004.

     Net cash used in operating activities was $3.4 million in the first nine months of fiscal 2005 and was due to our quarterly operating net losses. Net cash used in operating activities was $9.1 million in the first nine months of fiscal 2004 and was due primarily to the quarterly net losses partially offset by non-cash impairment charges and depreciation charges.

     Net cash provided by investing activities was $48.1 million in the first nine months of fiscal 2005 and was primarily due to the gain on the sale of our defense subsystem business of $30.9 million and net sales and maturities of short-term investments of $18.0 million. Net cash used in investing activities was $5.3 million in the first nine months of fiscal 2004 and was primarily due to the net purchases, sales and maturities of short-term investments of $4.5 million.

     Net cash used in financing activities was $40.8 million in the first nine months of fiscal 2005 and was primarily due to the payment of an extraordinary dividend of $38.9 million and principal payments on long-term debt of $1.9 million. Net cash used in financing activities was $2.1 million in the first nine months of fiscal 2004 and was due to principal payments on long-term debt of $2.0 million and payments on capital leases of $0.5 million offset by cash proceeds of $0.4 million from the issuance of common stock.

     As of December 31, 2004, we had $0.9 million in outstanding letters of credit, which are secured by certificates of deposits.

     We currently do not have a line of credit. We have various equipment notes outstanding with other lenders, which are secured by the equipment.

     Our future cash requirements will depend on a number of different factors, including the timing and volume of orders from our customers, the progress of our research and development efforts, the success of our sales efforts and our ability to effect cost reductions. Currently, our principle source of liquidity consists of our existing cash balances. Assuming we are able execute on a number of factors, including the timing and volume of orders from our customers, the success of our sales efforts and our ability to effect cost reductions, we believe that our current cash resources should be sufficient to meet our liquidity requirements through at least the next twelve months. If we are unable to execute on these and other factors, we will not have sufficient cash to continue to do business and we may have to cease operations altogether.

Commitments

     We do not have any special purpose entities. We have no commercial commitments with related parties, except for employee loans. We have outstanding loans to certain employees totaling approximately $0.5 million at December 31, 2004. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days.

     We have contractual obligations in the form of operating and capital leases, debt and purchase order commitments. The following table sets forth our future contractual obligations as of December 31, 2004 (in thousands):

     Contractual Obligations

	Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
Capital lease obligations	$16	$16	$—	$—	$—	$—	$—
Operating lease obligations	5,602	510	1,222	900	855	831	1,284
Open purchase order commitments	452	452	—	—	—	—	—

Total	$6,070	$978	$1,222	$900	$855	$831	$1,284

     The table records cash obligations, including future interest repayments, and includes operating lease obligations for equipment that no longer has economic value for us, for which a special charge of $1.3 million was recorded in the third quarter of fiscal 2003 income statement.

     We have outstanding letters of credit of approximately $0.9 million as security for capital leases for equipment.

RISK FACTORS

     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our ability to continue operations, results of operations or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Because of the sale of our defense subsystem business to Teledyne, our future success will depend on our semiconductor business alone.

     On October 22, 2004 we sold all of the assets related to our defense subsystem business to Teledyne Wireless, Inc. Our defense subsystem business constituted a substantial portion of our assets. As such, our asset base and revenues following the asset sale are significantly lower from those existing prior to the asset sale. The third quarter of fiscal 2005 was the first quarter in which we operated our semiconductor business as a stand-alone business. During the quarter we were unable to increase the semiconductor revenues, and because we were not able to reduce expenses commensurate with the lower revenue levels generated by the semiconductor business alone, we were not profitable. Moreover, economic and other factors may prevent us from rapidly and substantially growing our semiconductor business in the future. If we are unable to achieve profitability in our semiconductor operations in the near future, we will be unable to afford to continue to do business and we may have to cease operations altogether.

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

As a result of the cash dividend we paid in December 2004, our cash position was weakened and may affect our ability to continue operations in the future if our semiconductor operations do not achieve profitability.

     On December 1, 2004, we paid a cash dividend to shareholders of $38.9 million, or $3.00 per share. The amount of the dividend was based on the excess of cash that we had after accounting for the amount that the board of directors determined we need to retain in order to finance our continuing semiconductor operations. However, to date our semiconductor operations have not been profitable and we have not yet made progress in plans to achieve profitability, such as expanding our sales and marketing efforts and increasing our semiconductor research efforts to broaden our product offerings over time. If we are unable to implement these plans or if our future efforts are not successful, our semiconductor operations may never achieve profitability and we will continue to burn through our cash reserves. Consequently, we may be forced to seek alternative sources of funding more rapidly than we otherwise would have, had we not made the cash distribution to our shareholders, or we may be forced to cease operations.

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

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. These fluctuations may cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate include:

•	the timing, cancellation or delay of customer orders or shipments, particularly from our largest customers;

•	fluctuating demand from our defense customers for our semiconductor components;

•	the timing of our introduction of new products and the introduction of new products by our competitors;

•	variations in average selling prices of our products;

•	the mix of products that we sell;

•	our ability to secure manufacturing capacity and effectively utilize the capacity;

•	the availability and cost of components;

•	GaAs semiconductor component failures and associated support costs;

•	variations in our manufacturing yields related to our GaAs semiconductor components;

•	market acceptance of our products; and

•	changes in our inventory levels.

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

The cash dividend we paid in December 2004 may cause our stock to be delisted from the Nasdaq National Market.

     After the cash dividend, our stock price was adjusted downward by $3.00 and consequently opened at $0.77 per share. Since the date of the dividend, the price of our stock has fluctuated above and below $1.00. The Nasdaq National Market listing requirements with which we must comply provide that delisting procedures may be instituted against us if our stock trades for less than $1.00 for a consecutive 30-day period. If the price of our stock falls below $1.00 for more than 30 days, we may be subject to delisting, which could have a further negative impact on the price of our stock. Our board of directors has authorized our management to seek shareholder approval of a 4 for 1 reverse stock split in order to raise the price of our stock and prevent delisting. However, there can be no assurance that our shareholders will approve of a reverse split, if and when management seeks their approval, or that our stock will continue to trade at the increased price following the reverse split. Our stock may decline following the reverse split and we may again face the prospect of being delisted.

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

Certain terms of the sale of our defense subsystem business to Teledyne are unfavorable to us and could cause our business to be harmed.

     Pursuant to the terms of the asset purchase agreement that we entered into with Teledyne in connection with the sale of the defense subsystem business, we remain responsible for substantially all preclosing liabilities of our defense subsystem business, except for current liabilities that were assumed by Teledyne. Currently, we are not aware of any pending liability related to our former defense subsystems business. Although we analyzed the likelihood of these liabilities arising and believe that likelihood to be minimal, there can be no assurance that they will not be incurred, nor can we assure you that we will have adequate cash to satisfy them. In addition, we are obligated to indemnify Teledyne against certain losses it may suffer arising out of the acquisition of our defense subsystem business. If we are required to indemnify Teledyne for any matter, it could have a material adverse impact on our business by draining our available cash reserves.

We depend on a small number of original equipment manufacturers as customers. If we lose one or more of our significant customers, or if purchases by any one of our key customers decrease, our net sales will decline and our business will be harmed.

     Historically, a limited number of customers, both in the defense subsystem business and the semiconductor business, accounted for a large percentage of our net sales. As of December 31, 2004, one customer accounted for 56% of our semiconductor backlog. In the first nine months of fiscal year 2005, sales to our top ten defense subsystem and semiconductor customers accounted for approximately 56% of our net sales, with Motorola making up approximately 12%. In fiscal year 2004, sales to our top ten defense subsystem and semiconductor customers accounted for approximately 62% of our net sales, with Raytheon making up approximately 16% and BAE Systems making up approximately 10% of those net sales. We anticipate that in the future we will continue to rely on a limited number of customers for sales of our semiconductor components. We expect that a small number of customers will account for a large percentage of our net sales in the future and will be a very important factor in our goal to return to profitability. If we lose any of our existing major customers, our operating results and business would be harmed.

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

     In each of the markets where we compete, average sales prices of established products have been significantly declining, and we anticipate that prices will continue to decline and negatively impact our gross profit margins. There is currently over-capacity in the markets we serve, which could lead to additional pricing pressure as our competitors seek to improve their asset utilization. Accordingly, to remain competitive, we believe that we must continue to develop product enhancements and new technologies that will either slow the price declines of our products or reduce the cost of producing and delivering our products. If we fail to do so, our results of operations would be seriously harmed.

Our sales to international customers expose us to risks that may harm our business.

     Historically, international sales of both our defense subsystems and semiconductor products have accounted for a significant portion of our net sales. For example, sales to international customers accounted for 43% of our total net sales in the first nine months of fiscal 2005, 35% of our total net sales in fiscal 2004 and 67% of our total net sales in fiscal 2003. We anticipate that international sales of our semiconductor components will continue to impact our net sales in the future, as evidenced by the fact that in the first nine months of fiscal 2005, international customers accounted for 64% of our semiconductor sales. In addition, many of our domestic customers sell their products outside of the United States. These sales expose us to a number of inherent risks, including:

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

Our backlog may not result in sales.

     Our backlog primarily represents signed purchase orders for products due to ship within 12 months. As of December 31, 2004, our backlog was approximately $3.3 million. One customer accounted for 56% of our backlog. In connection with the sale of all of our assets related to our defense subsystem business, in October 2004, our entire defense subsystem backlog was transferred to Teledyne. Backlog is not necessarily indicative of future sales as our customers may cancel or defer orders without penalty. Nevertheless, we make a number of management decisions based on our backlog, including purchasing materials, hiring personnel and other matters that may increase our production capabilities and costs. Cancellation of pending purchase orders or termination or reduction of purchase orders in progress could significantly harm our business. We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period, and we do not know whether our current order backlog will necessarily lead to sales in any future period.

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

          Our success depends in significant part upon the continued service of our key technical, marketing, sales and senior management personnel and our continuing ability to attract and retain highly qualified technical, marketing, sales and managerial personnel. In particular, we have experienced and continue to experience difficulty attracting and retaining qualified engineers, which has harmed our ability to develop a wider range of handset products in a timely manner. Competition for these kinds of experienced personnel is intense. In addition, as discussed above, uncertainties resulting from potential business restructurings may hamper our ability to retain our executives or key personnel in our engineering and other departments. We cannot assure you that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Currently, we have 67 employees, as compared to 195 at September 30, 2004, therefore the loss of a key employee could have a significant impact on our operations. Our failure to attract, assimilate or retain key personnel could significantly harm our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2004, our investment portfolio comprised approximately $7.5 million in money market funds and certificates of deposit and $5.2 million of money market auction rate preferred stocks, corporate debt securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2004 levels, the fair value of our portfolio would decline by approximately

$2,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.

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

PART II       OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on October 21, 2004. The results of the voting were as follows:

               Proposal 1: Proposed Sale of our Defense Business to Teledyne Wireless, Inc.

Votes For:	7,710,967
Votes Against:	51,715
Votes Abstaining:	5,165
Broker Non-Vote	4,010,819

               Proposal 2: Election of Directors.

Nominee	Votes For	Votes Withheld
Tamer Husseini	10,653,373	1,125,293
Robert J. Gallagher	10,728,209	1,050,457
J. Michael Gullard	10,797,101	981,565
Lloyd I. Miller, III	10,756,735	1,021,931
Bryant R. Riley	10,658,270	1,120,396
Michael B. Targoff	10,525,133	1,253,533
Charles P. Waite	10,760,164	1,018,502

Proposal 3:	Ratification of Appointment of BDO Seidman, LLP as our Independent Auditors for the Fiscal Year Ending March 31, 2005.

Votes For:	11,703,199
Votes Against:	67,460
Votes Abstaining:	8,007
Broker Non-Vote	0

Proposal 4:	Approval of Amendment to our 1994 Stock Option Plan; Approval of Material Terms of our 1994 Stock Option Plan; Approval of Amendment to our Outside Directors’ Stock Option Plan.

Votes For:	5,361,913
Votes Against:	2,390,550
Votes Abstaining:	15,384
Broker Non-Vote	4,010,819

Proposal 5:	Approval of a Pricing Modification of Options Granted Prior to March 12, 2004, Under our 1994 Stock Option Plan and our Outside Directors’ Stock Option Plan.

Votes For:	5,547,895
Votes Against:	2,197,984
Votes Abstaining:	21,968
Broker Non-Vote	4,010,819

Item 5. Other Information

     On November 17, 2004 we entered into a Second Amendment to Lease with Mission West Properties, L.P. II (formerly known as Berg & Berg Developers), in connection with our corporate headquarters located at 3236 Scott Blvd in Santa Clara, CA. Pursuant to the terms of this Second Amendment to Lease, the term of the lease was extended through September 30, 2010, with amended lease payments commencing on December 1, 2004. Total lease payments over the new term of the lease will be approximately $4.7 million.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Second Amendment to Lease, dated November 17, 2004, by and between Celeritek, Inc. and Mission West Properties, L.P. II.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELERITEK, INC.

Date: February 15, 2005	/s/ MARGARET E. SMITH
Margaret E. Smith, Vice President,
Chief Financial Officer and Assistant
Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Second Amendment to Lease, dated November 17, 2004, by and between Celeritek, Inc., and Mission West Properties, L.P. II

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.