Form 10-K
period 2005-03-31
CTK Windup Corporation/CA
filed 2005-07-29
CIK 919583

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-23576
CTK Windup Corp.
(Exact name of registrant as specified in its charter)

California	77-0057484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Mimix Broadband ,Inc.
3236 Scott Boulevard, Santa Clara, California 95054
(Address of principal executive offices, including zip code)
Registrant’s telephone number including area code:(206) 706-0464
Securities registered pursuant to Section 12(b) of the Act:
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
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant as of September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $30,779,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns more than 5% of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     On June 30, 2005, approximately 13,365,465 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our expectations about: the timing and amounts of the liquidation of remaining assets; expectations concerning the costs of liquidation. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause our actual results of operations to differ materially from those contained in the forward-looking statements. Please see the section of this Annual Report entitled “Risk Factors” for a description of the risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 1. Business
Recent Events – Sale of Operating Assets and Plan of Liquidation:
     On June 3, 2005, subsequent to the close of our fiscal 2005 year end, we completed the sale of substantially all of our assets to Mimix Broadband, Inc. (“Mimix”) under the terms of a definitive Asset Purchase Agreement entered into on March 14, 2005. Assets excluded from the transaction included our cash, cash-equivalents and certain other non-operating assets consisting principally of our strategic investment. In exchange for the assets sold, and the assumption of specified liabilities, we received $2.5 million in cash, net of a working capital adjustment. $0.3 million of the purchase price was placed in escrow for six months to cover any indemnification liabilities.
     On June 3, 2005, our shareholders also adopted a plan of dissolution, which included the change of our corporate name to CTK Windup Corporation. Under California corporate law, our dissolution was formally commenced upon the approval on June 3 of our plan of dissolution. The key features of our plan of dissolution are to: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions.
     On June 3, 2005 we also announced that our board of directors had declared an extraordinary cash dividend on our common stock of $0.62 per share, or approximately $8.3 million in the aggregate, payable on June 24, 2005, to shareholders of record on June 10, 2005.
     Most employees of the Company accepted employment with Mimix. As part of the dissolution plan, Tamer Husseini, president and chief executive officer and Margaret Smith, chief financial officer, were terminated. Because the sale to Mimix was a change of control event as defined by the Change of Control Agreements, Mr. Husseini and Ms. Smith received payments as required by the Agreements. Mr. Husseini received a payment of approximately $1.0 million and Ms. Smith received a payment of approximately $0.4 million. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.
     At a Board meeting on June 10, 2005, Robert Gallagher, Lloyd Miller, Tamer Husseini and Charles Waite resigned from the Board of Directors. J. Michael Gullard and Bryant R. Riley remained on the Board of Directors with Mr. Gullard named president and treasurer and assuming responsibility for managing our dissolution plan. Ms. Smith, the former chief financial officer, has been retained on a consulting basis to aid in the ongoing management of our liquidation. Compensation under this agreement is based on actual hours of service at a fixed hourly rate. The agreement does not provide for a minimum retainer payment or termination fee.
     On July 11, 2005, our common stock was voluntarily de-listed from the Nasdaq National Market and since that date has been trading in the Over the Counter Market’s “pink sheets”. At the close of business on July 22, 2005, we closed our stock transfer books and discontinued recording transfers of our common stock. Any further distributions we make will be made solely to the shareholders of record as of the close of business on July 22, 2005.
Company Information
     Prior to the sale of all of our operating assets to Mimix, we designed and manufactured gallium arsenide, or GaAs, semiconductor components and GaAs based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our semiconductor products were designed to facilitate broadband voice and data transmission in satellite handsets, wireless communications network infrastructure, and defense applications. The focus of our GaAs semiconductor components was mainly on power amplifier modules for wireless handsets, which employ code division multiple access, or CDMA, wireless technology. Our GaAs-based subsystems were used in a variety of defense applications such as tactical aircraft, ground based and ship board radar systems, electronic countermeasures and satellite communications systems.
     On October 22, 2004 we completed the sale of our defense subsystems business to Teledyne Wireless, Inc. (“Teledyne”), in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to our defense subsystem business. On December 1, 2004, we paid an extraordinary cash dividend of $38.9 million or $3.00 per share of common stock to shareholders of record on November 17, 2004.
Customers
     We sold our GaAs semiconductor components and GaAs-based subsystems primarily to defense and commercial OEMs, who integrated these products into wireless satellite handsets, wireless infrastructure networks and defense systems.
     A relatively limited number of customers have historically accounted for a substantial portion of our sales. During the fiscal year ended March 31, 2005, Motorola accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2004, Raytheon accounted for approximately 16% of net sales and BAE Systems accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales. Sales to our top ten customers accounted for approximately 54% of our net sales in fiscal 2005, 62% of our net sales in fiscal 2004, and 75% of our net sales in fiscal 2003.
     In fiscal 2005, sales to international customers were $8.5 million, which accounted for 40% of net sales. In fiscal 2004, sales to international customers were $10.5 million, which accounted for 35% of net sales. In fiscal 2003, sales to international customers were $33.1 million, which accounted for 67% of net sales.
Sales and Marketing
     We marketed our products worldwide to customers in commercial markets and prime contractors in the defense industry, primarily through a network of manufacturers’ representatives managed by our internal sales force. As of March 31, 2005, we had contracts with 12 manufacturers’ representatives in the United States and 8 international representatives located in Western Europe, the Middle East and Asia. As part of the Asset Purchase Agreement, the manufacturers’ representative contracts have been assigned to Mimix.
Backlog
     We generally included in our backlog all purchase orders and contracts for products with requested delivery dates within one year.
     Our backlog at March 31, 2005 was approximately $4.0 million, of which 100% was for semiconductor products. As part of the Asset Purchase Agreement, the backlog was assigned to Mimix.
Research and Development
     Our research and development efforts were focused on the design of new GaAs semiconductor components and GaAs-based subsystems, improvement of existing device performance, process improvements in GaAs wafer fabrication and improvements in packaging and integration.

     Our total expenses for research and development were $6.0 million for the fiscal year ended March 31, 2005, $9.3 million for the fiscal year ended March 31, 2004, and $10.8 million for the fiscal year ended March 31, 2003.
Competition
     In the semiconductor product market, we competed primarily with Filtronics, Fujitsu, NEC, RF Micro Devices, Sirenza Microdevices, TriQuint Semiconductor and WJ Communications. In the area of subsystems products, we competed primarily with CTT, M/A-COM, Miteq, and REMEC.
Proprietary Rights
     All of our intellectual property has been sold to either Teledyne or Mimix.
Employees
     As of March 31, 2005, we had a total of 64 employees including 3 in marketing, sales and related customer support services, 18 in research and development, 32 in manufacturing and 11 in administration and finance. As of June 6, 2005 we had no employees.
Where You Can Find More Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on or through the Securities and Exchange Commission’s website located at www.sec.gov as soon as reasonably practicable after they are filed with or furnished to the SEC.
Item 2. Properties
     As of March 31, 2005, our principal administrative, sales, marketing, research and development and manufacturing facility was located in an approximately 57,000 square foot building in Santa Clara, California, which was leased through September 30, 2010. Our United Kingdom design center was located in a leased facility in Belfast, Northern Ireland. In connection with the sale of assets on June 3, 2005, Mimix took physical control of all of our leased facilities and assumed all of the obligation under our leases, accordingly, effective June 3, 2005, we no longer have any physical properties.
Item 3. Legal Proceedings
     As of March 31, 2005 there were no material legal proceedings involving the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter ended March 31, 2005.

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
     Our common stock started trading on the Nasdaq National Market in December 1995 under the symbol CLTK. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market System:

Quarter Ended	High	Low
Fiscal 2004
First Quarter	$8.21	$7.30
Second Quarter	8.60	6.67
Third Quarter	8.34	6.95
Fourth Quarter	8.75	3.17
Fiscal 2005
First Quarter	$3.92	$3.20
Second Quarter	4.26	3.28
Third Quarter	3.70	0.79
Fourth Quarter	1.32	0.71
     At April 27, 2005 there were approximately 161 shareholders of record.
     On July 11, 2005, our common stock was voluntarily de-listed from the Nasdaq National Market and since that date has been trading in the Over the Counter Market’s “pink sheets”. At the close of business on July 22, 2005, we closed our stock transfer books and discontinued recording transfers of our common stock. Any further distributions we make will be made solely to the shareholders of record as of the close of business on July 22, 2005.
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
     On October 29, 2004 our Board of Directors announced the declaration of an extraordinary cash dividend of $3.00 per share to shareholders of record on November 17, 2004. The dividend was paid on December 1, 2004, totaled $38.9 million and has been recorded as a partial cash liquidation.
     On June 3, 2005, our Board of Directors announced the declaration of an extraordinary cash dividend of $0.62 per share to shareholders of record on June 10, 2005. The dividend was paid on June 24, 2004, totaled approximately $8.3 million, and has been recorded as a partial cash liquidation.
Item 6. Selected Financial Data
     The following selected financial data for the five-year period ended March 31, 2005, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended March 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Net sales	$85,062	$57,050	$49,423	$29,928	$20,939
Gross profit	7,580	5,211	10,322	7,753	5,923
Loss from operations	(15,695)	(24,592)	(17,975)	(17,691)	(7,711)
Net income (loss)	$(10,602)	$(22,618)	$(17,027)	$(15,980)	$19,141

Basic net income (loss) per share	$(0.94)	$(1.87)	$(1.39)	$(1.28)	$1.48

Diluted net income (loss) per share	$(0.94)	$(1.87)	$(1.39)	$(1.28)	$1.47

Cash dividends per share	—	—	—	$4.50	$3.00
Shares used in net income (loss) per share calculation (1):
Basic	11,272	12,076	12,285	12,460	12,929
Diluted	11,272	12,076	12,285	12,460	13,054

(1)	See Note 1 of notes to consolidated financial statements for a description of the computation of the number of shares and net income (loss) per share.

Fiscal 2005 results of operations include a charge of $1.5 million for the write down of equipment being sold to Mimix. Net income includes a gain of $26.4 million on the sale of our defense subsystem business and $0.4 million in other income from transition services provided to Teledyne.

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

	At March 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data
Total assets	$170,525	$139,688	$122,460	$46,766	$18,981
Long-term obligations	5,578	6,015	2,919	—	—
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
Overview
     On October 22, 2004, we completed the sale of our defense subsystem business to Teledyne in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to the defense subsystem business. The gain on the sale after subtracting transaction costs and the net assets sold to Teledyne was $26.4 million.
     On October 29, 2004 our Board of Directors announced the declaration of an extraordinary cash dividend of $3.00 per share to shareholders of record on November 17, 2004. The dividend was paid on December 1, 2004, totaled $38.9 million and has been recorded as a partial cash liquidation.

     On June 3, 2005, subsequent to the close of our fiscal 2005 year end, we completed the sale of substantially all of our assets to Mimix Broadband, Inc. (“Mimix”) under the terms of a definitive Asset Purchase Agreement entered into on March 14, 2005. Assets excluded from the transaction included our cash, cash-equivalents and certain other non-operating assets consisting principally of our strategic investment. In exchange for the assets sold, and the assumption of specified liabilities, we received $2.5 million in cash, net of a working capital adjustment. $0.3 million of the purchase price was placed in escrow for six months to cover any indemnification liabilities.
     On June 3, 2005, our shareholders also adopted a plan of dissolution, which included the change of our corporate name to CTK Windup Corporation. Under California corporate law, our dissolution was formally commenced upon the approval on June 3 of our plan of dissolution. The key features of our plan of dissolution are to: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions.
     On June 3, 2005 we also announced that our Board of Directors had declared an extraordinary cash dividend on our common stock of $0.62 per share, or approximately $8.3 million in the aggregate, payable on June 24, 2005, to shareholders of record on June 10, 2005.
     Most employees of the Company accepted employment with Mimix. As part of the dissolution plan, Tamer Husseini, president and chief executive officer and Margaret Smith, chief financial officer, were terminated. Because the sale to Mimix was a change of control event as defined by the Change of Control Agreements, Mr. Husseini and Ms. Smith received payments as required by the Agreements. Mr. Husseini received a payment of approximately $1.0 million and Ms. Smith received a payment of approximately $0.4 million. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.
     At a Board meeting on June 10, 2005, Robert Gallagher, Lloyd Miller, Tamer Husseini and Charles Waite resigned from the Board of Directors. J. Michael Gullard and Bryant R. Riley remained on the Board of Directors with Mr. Gullard named president and treasurer and assuming responsibility for managing our dissolution plan. Ms. Smith, the former chief financial officer, has been retained on a consulting basis to aid in the ongoing management of our liquidation. Compensation under this agreement is based on actual hours of service at a fixed hourly rate. The agreement does not provide for a minimum retainer payment or termination fee.
     On July 11, 2005, our common stock was voluntarily de-listed from the Nasdaq National Market and since that date has been trading in the Over the Counter Market’s “pink sheets”. At the close of business on July 22, 2005, we closed our stock transfer books and discontinued recording transfers of our common stock. Any further distributions we make will be made solely to the shareholders of record as of the close of business on July 22, 2005.
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
     Basis of Presentation. Our financial statements as of March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of our assets and the liquidation of our liabilities in the normal course of business.

On March 14, 2005, we entered into an Asset Purchase Agreement with Mimix Broadband, Inc. (“Mimix”), whereby we agreed to sell substantially all of our operating assets to Mimix and then initiate a plan to cease our operations, dissolve our Company and liquidate our remaining assets. The foregoing events were all subject to the approval of our shareholders, which approval did not occur until June 3, 2005. Accordingly, we determined that the presentation of our financial statements on the going concern basis as of March 31, 2005 was appropriate in these circumstances. We have evaluated the carrying values of our assets and liabilities as of March 31, 2005 in light of the terms of the Asset Purchase Agreement and our shareholders’ approval of our plan of liquidation, and have determined that the carrying values of our assets and liabilities as of March 31, 2005 are appropriate in all material respects.
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
     In connection with the sale of substantially all of our assets to Mimix, we recognized in our fourth quarter ended March 31, 2005, a $1.5 million write down of the carrying value of our equipment, based on an indication of fair value of the assets reflected in the Asset Purchase Agreement entered into on March 14, 2005.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As this Statement is effective for periods that are subsequent to the date of the Company’s sale of its operating assets and cessation of operations, this Statement will have no effect on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting the requirements. As this Statement is effective for periods that are subsequent to the date of the Company’s sale of its operating assets and cessation of operations, this Statement will have no effect on the Company’s financial statements.
Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004
     Net sales. Net sales for fiscal 2005 were $20.9 million compared to $29.9 million for fiscal 2004, a decrease of 30%. The decrease was due to a decline in sales of $11.2 million for GaAs based subsystems for defense applications partially offset by an increase of $2.2 million in semiconductor products for satellite applications. In October 2004, we sold our subsystems defense business to Teledyne for $32.7 million in cash, net of a working capital adjustment. As a result, there were no revenues from subsystems defense products from October 2004 until the end of the fiscal year.
     Gross margin. Gross margin was 28% in fiscal 2005 and 26% in fiscal 2004. The improvement in gross margin was mainly attributable to lower overhead spending for variable expenses such as operating supplies.
     Research and development. Research and development expense for fiscal 2005 was $6.0 million, or 29% of net sales compared to $9.3 million, or 31% of net sales, in fiscal 2004, a decrease of 35%. The decrease was primarily due to reduced headcount and spending for development of power amplifier modules for handsets and to a lesser extent the sale of our subsystems defense business.
     Selling, general and administrative. Selling, general and administrative expense for fiscal 2005 was $6.1 million, or 29% of net sales compared to $8.2 million, or 27% of net sales, in fiscal 2004, a decrease of 26%. The decreased expense was due to lower commission expenses based on lower revenue levels and lower miscellaneous costs in administration.
     Costs related to shareholder actions. The $3.4 million in costs related to shareholder and strategic actions in fiscal 2004 consisted of approximately $1.4 million in expense related to the special meeting of shareholders that was requested by the Celeritek Shareholder Protective Committee (described below) and $2.0 million in investment banking fees related to strategic actions.
     Special charges. During fiscal 2005 we incurred $1.5 million in special charges for the write down of equipment being sold to Mimix based on an indication of fair value of the assets given in the Asset Purchase Agreement signed in March 2005.
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

     The following table summarizes our special charges activity (in thousands):

				Lease
	Employee			Termination
	Termination	Excess	Impairment	and Relocation
	Costs	Equipment	of Assets	Costs	Total
Accrual balances, March 31, 2003	123	—	—	$1,050	$1,173

Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Fiscal 2005 special charges	—	—	1,500	—	1,500

Cash paid	(77)	—	—	(974)	(1,051)

Non-cash activity	—	—	(1,500)	—	(1,500)

Accrual balances, March 31, 2005	$—	$—	$—	$149	$149

     Amortization of intangibles. Amortization of intangibles was zero in fiscal 2005 and $0.3 million during fiscal 2004. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003 and subsequently sold as part of the Tavanza asset sale during the third quarter of fiscal 2004.
     Impairment of short-term and strategic investments. During fiscal 2005 we recorded an impairment charge of approximately $0.2 million against our strategic investment in a Taiwanese foundry, which was deemed to have an other than temporary decline in value. The current carrying value of this investment at the end of fiscal 2005 is zero. We have completely written off our investment in the GaAs foundry due to the insolvency of its parent company, which we believe was the foundry’s main source of funding.
     Gain on sale of defense business. The net gain on the sale of our subsystem defense business to Teledyne was $26.4 million. We received $32.7 million in cash, net of a working capital adjustment, paid expenses related to the transaction and wrote off the assets purchased and liabilities assumed by Teledyne.
     Interest income and other, net. Interest income and other, net, for fiscal 2005 was $0.9 million compared to $1.7 million in fiscal 2004. The decrease was primarily due to lower interest income on lower cash balances and the inclusion in fiscal 2004 of the collection of a customer’s order cancellation charge of $0.8 million.
     Provision (benefit) for income taxes. For the fiscal year ended March 31, 2005, we recorded $0.5 million in income tax expense related to U.S. alternative minimum taxes on the gain on the sale of the subsystem defense business partially offset by $0.3 million in income tax credits in the U.K. For the fiscal year ended March 31, 2004, we recorded no income tax provision.
     Forward-Looking Information on Costs To Be Incurred In Connection With Sale of Assets and Dissolution of Business. We incurred normal operating costs to manage our business from April 1, 2005 until the asset sale to Mimix on June 3, 2005. Additionally, in the first quarter of fiscal 2006, we incurred an expense of approximately $1.4 million related to the Change of Control Agreements with Tamer Husseini and Margaret Smith. We will continue to incur costs to manage our dissolution and liquidation process for professional and other fees. We estimate these costs to be in the range of $0.4 million to $0.6 million.
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
     In-process Research and Development. We recorded in-process research and development expenses of $4.4 million in the third quarter of fiscal 2003, resulting from our purchase of Tavanza, which we accounted for as an acquisition of assets. Of the total purchase price of $6.1 million, $4.4 million represented purchased in-process research and development, which at the date of purchase had not yet reached technical feasibility, had no alternative future use and was therefore charged to operations. The valuation of in-process research and development included estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used were based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.
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
     The following table summarizes our special charges activity (in thousands):

				Lease
	Employee		Impairment	Termination
	Termination	Excess	of Assets Held	and Relocation
	Costs	Equipment	For Sale	Costs	Total
Fiscal 2003 special charges	$350	$1,160	$—	$1,326	$2,836
Cash Paid	(227)	—	—	(276)	(503)
Non-cash activity	—	(1,160)	—	—	(1,160)

Accrual balances, March 31, 2003	123	—	—	$1,050	$1,173

Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

     Amortization of intangibles. Amortization of intangibles was $0.3 million during fiscal 2004 compared to $0.2 million during fiscal 2003. The intangible assets were acquired as part of the purchase of Tavanza’s assets during the third quarter of fiscal 2003 and subsequently sold as part of the Tavanza asset sale during the third quarter of fiscal 2004.
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
Liquidity and Capital Resources
     We have funded our operations to date primarily through the use of available cash on hand and cash flows from sales of equity securities. As of March 31, 2005, we had $8.3 million in cash and cash equivalents, $2.5 million in short-term investments and $11.4 million in working capital.
     Net cash used in operating activities was $5.6 million in fiscal 2005 which was primarily due to operating losses of $7.7 million offset by decreases in inventory and accounts receivable. The sale of our subsystems defense business resulted in lower business levels and lower inventory and accounts receivable. Net cash used in operating activities was $8.6 million in fiscal 2004, which was primarily due to operating losses, increases in accounts receivable and decreases in accounts payable, offset by decreases in inventories, related party receivables and prepaid expenses and increases in accrued liabilities. Net cash provided by operating activities was $3.8 million in fiscal 2003, which was primarily the result of decreases in accounts receivable, inventories and prepaid and other current assets and increases in accrued payroll and accrued liabilities.
     Net cash provided by investing activities was $51.6 million in fiscal 2005, which was the result of sales and maturities of short-term investments of $38.4 million and the cash proceeds from the sale of the subsystem defense business of $30.9 million, offset by purchases of short-term investments of $16.8 million and property and equipment of $0.9 million. Net cash provided by investing activities was $42.5 million in fiscal 2004, which was the result of the sale and maturities of short-term investments of $167.2 million and proceeds from the sale of property and equipment of $0.8 million, offset by the purchases of short-term investments of $124.5 million and property and equipment of $0.9 million. Net cash provided by investing activities was $19.5 million in fiscal 2003, which was the result of the sale and maturities of short-term investments of $156.1 million, offset by the purchases of short-term investments of $132.1 million, property and equipment of $2.6 million and strategic investments of $2.0 million.
     Net cash used by financing activities was $40.9 million in fiscal 2005, which was the result of the extraordinary dividend payment of $38.9 million, principal payments of the short-term portion of long-term debt of $1.9 million and capital leases of $0.4 million, offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.3 million. Net cash used by financing activities was $59.5 million in fiscal 2004, which was the result of the extraordinary dividend payment of $57.8 million, principal payments of long-term debt of $2.8 million and capital leases of $1.5 million, offset by proceeds from the exercise of stock options and employee stock purchase plan of $2.7 million. Net cash used by financing activities was $2.3 million in fiscal 2003, which was the result of principal payments of long-term debt of $2.3 million and capital leases of $0.7 million, offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.7 million.
     As of March 31, 2005, we had $0.5 million in outstanding letters of credit, which are secured by certificates of deposits.
     On June 3, 2005, subsequent to the close of our fiscal 2005 year end, we completed the sale of substantially all of our assets to Mimix under the terms of a definitive Asset Purchase Agreement entered into on March 14, 2005. Assets excluded from the transaction included our cash, cash-equivalents and certain other non-operating assets consisting principally of our strategic investment. In exchange for the assets sold, and the assumption of specified liabilities, we received $2.5 million in cash, net of a working capital adjustment. $0.3 million of the purchase price was placed in escrow for six months to cover any indemnification liabilities.
     On June 3, 2005, our shareholders also adopted a plan of dissolution, which included the change of our corporate name to CTK Windup Corporation.
     We cannot predict the time required to complete the liquidation process. The timing will depend on how quickly we can satisfy any potential creditors, make tax filings and receive approval for the dissolution from the Secretary of State of the State of California. Additionally, our strategic asset is not currently liquid and the timing and eventual value, if any, of the disposition of the asset is not known.
     After June 3, 2005 our principal assets are cash and cash equivalents and a strategic investment. Our principal liabilities are for audit and legal fees and any taxes that may be due. From the cash balances on June 3, 2005, we paid a dividend of $0.62 per share to shareholders of record as of June 10, 2005 payable on June 24, 2005. The total dividend was approximately $8.3 million. We also paid Mr. Husseini, our former chief executive officer, $1.0 million and Ms. Smith, our former chief financial officer, $0.4 million to meet our obligations under the Change of Control Agreements. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.
     As previously estimated in our proxy dated May 5, 2005, we expect to incur expenses in the range of $0.4 million to $0.6 million for operating costs and professional fees during the liquidation process.
     On October 22, 2004, we completed the sale of our subsystems defense business to Teledyne in exchange for $32.7 million in cash, net of a working capital adjustment. We declared an extraordinary cash dividend of $3.00 per share payable to shareholders of record as of November 17, 2004, payable on December 1, 2004. The total dividend paid was $38.9 million.
     We declared an extraordinary cash dividend of $4.50 per share payable to shareholders of record as of February 5, 2004, payable on March 11, 2004. The total dividend paid was $57.8 million.
Commitments
     We do not have any special purpose entities. We had no commercial commitments with related parties, except for employee loans. We had outstanding loans to certain former officers and employees totaling approximately $0.5 million at March 31, 2005. These notes were assumed by Mimix as part of the Asset Purchase Agreement.
     We have contractual obligations in the form of operating and capital leases and purchase order commitments. The following table sets forth our future contractual obligations as of March 31, 2005 (in thousands):

	Fiscal Year
Contractual Obligations	Total	2006	2007	2008	2009	Thereafter
Capital lease obligations	$216	$216	$—	$—	$—	$—
Operating lease obligations	4,889	1,019	900	855	831	1,284
Open purchase order commitments	747	747	—	—	—	—

Total	$5,852	$1,982	$900	$855	$831	$1,284

     Pursuant to the Asset Purchase Agreement, Mimix has assumed the operating lease obligations and the open purchase order commitments and has paid the capital lease obligation in full. While Mimix has assumed the operating lease obligations, we remain obligated for payments under our main office lease, totaling approximately $4.4 million. If Mimix should, for any reason, become unable to perform the obligations under the operating lease, we may be required to make the payments required under the operating lease.
     The table records cash obligations, including future interest repayments.
     We have outstanding letters of credit of approximately $0.5 million as security for a capital lease for equipment.
Related Party Transactions
     We had outstanding loans totaling $0.5 million at March 31, 2005 and $0.6 million at March 31, 2004 to certain former officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee voluntarily ceases being employed by us, the principal outstanding will be due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002, 2003, 2004 or 2005. During fiscal 2003, 2004 and 2005, the outstanding loans to officers and employees were reduced by the amounts of $0.1 million, $0.9 million and $0.1 million, respectively. These notes were assumed by Mimix as part of the Asset Purchase Agreement.
     In November 2002, we entered into change of control severance agreements with each of Tamer Husseini and Margaret Smith. Pursuant to these agreements, if either Mr. Husseini or Ms. Smith was terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he or she would be entitled to certain benefits as set forth in the agreements, which are listed in the Exhibit Table hereto. Because the closing of the Asset Purchase Agreement was a change of control event and Mr. Husseini and Ms. Smith were terminated at the closing, both change of control severance agreements were paid on June 3, 2005. Mr. Husseini received a payment of approximately $1.0 million and Ms. Smith received a payment of approximately $0.4 million.

RISK FACTORS
     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our liquidation and dissolution plans and the timing and amount of liquidating distributions If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.
We cannot assure you of the exact amount or timing of any future distribution to our shareholders under the plan of dissolution.
     The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, administrative and tax filings associated with our dissolution, potential claim settlements with creditors, and unexpected or greater than expected expenses. For example, although Mimix has assumed all of our obligations under our main office lease, totaling approximately $4.4 million, we remain obligated under the lease. If, for any reason, Mimix should become unable to perform the obligation under the lease, we may be required to make payments under the lease, which would reduce the amount payable to the shareholders. Any amounts to be distributed to our shareholders may be less that the price or prices at which our common stock has recently traded or may trade in the future.
Our common stock may continue to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.
     Since the close of business on July 22, 2005, when we closed our transfer books, our common stock  has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after the close of business on July 22, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of liquidating distributions, and due to other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.
We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.
     Claims, liabilities and expenses incurred during the wind down process, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution out of the liquidation to shareholders. We may also incur ongoing expenses to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, as amended. If available cash and amounts received on the sale of the non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute additional cash, to our shareholders.

Distribution of cash, if any, to our shareholders could be delayed.
     Our Board of Directors effected an initial distribution on June 24, 2005 to our shareholders as of the record date of June 10, 2005, and we are currently unable to predict the precise timing of further distributions, if any, pursuant to our wind down. The timing of distributions, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors, if any. Additionally a creditor could seek an injunction against the making of distributions to our shareholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish, or eliminate the amount available for distribution to our shareholders.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our shareholders could be held liable for payment to our creditors of each such shareholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.
     Our dissolution commenced upon the approval of our plan of dissolution by our shareholders on June 3, 2005. Pursuant to California law, we will continue to exist for three years after the dissolution became effective for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our shareholders any remaining assets. In the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each shareholder could be held liable for payment to our creditors of such shareholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.
     However, the liability of any shareholder would be limited to the amounts previously received by such shareholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a shareholder could be required to return all distributions previously made to such shareholder. In such event, a shareholder could receive nothing from us under the plan of dissolution. Moreover, in the event a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.
Our stock transfer books closed at the close of business on July 22, 2005, after which we are not recording transfers of our common stock.
     We closed our stock transfer books and discontinued recording transfers of our common stock at the close of business on July 22, 2005, referred to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our shareholders shall be fixed on the basis of their respective stock holdings at the close of business of the final record date, and, after the final record date, any distributions made by us shall be made solely to the shareholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.
Threatened litigation could harm our financial position.
     As of March 31, 2005, there are no material legal proceedings involving our Company. From time to time however, we have been subject to pending or threatened litigation. While recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to shareholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our exposure to market risk is principally confined to our cash, cash equivalents and investments which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid, debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2005, our investment portfolio comprised approximately $8.4 million in money market funds and certificate of deposits and $2.5 million of U.S. government securities and municipal bonds. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2005 levels, the fair value of our portfolio would decline by approximately $0.001 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates.
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
Item 9A. Controls and Procedures
     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act as of March 31, 2005. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     Subsequent to the March 31, 2005 date of our evaluation of the effectiveness of our disclosure controls, on June 3, 2005, our shareholders adopted a plan of dissolution, which included the following key features: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions. In connection with the foregoing, substantially all of our employees accepted employment with Mimix (the acquirer) and are no longer employees of our Company. As a result, our controls and procedures have changed substantially during the period in which we wind up our business affairs and distribute the remaining net assets to our shareholders.
PART III
Item 10. Directors and Executive Officers of the Registrant
     As of June 30, 2005, our directors and executive officers are as follows:

Name	Age	Position	Director or Officer Since
J. Michael Gullard	60	Director, President and Treasurer	2003
Bryant R. Riley	37	Director	2003
     Following the closing of the sale of all of our operating assets to Mimix in June 2005, the employment of our former executive officers Tamer Husseini, who served as president and chief executive officer, and Margaret Smith, who served as chief financial officer, was terminated. J. Michael Gullard, a member of our Board of Directors, was appointed by the board to serve as the company’s president and treasurer. As the company’s sole officer Mr. Gullard shall oversee the company’s dissolution. Also in June 2005, our former directors Robert Gallagher, Lloyd Miller, Tamer Husseini and Charles Waite resigned from our Board of Directors, leaving J. Michael Gullard and Bryant R. Riley as the sole members of the Board.
     J. Michael Gullard was appointed to the board directors in May 2003. Since 1984, Mr. Gullard has served as a general manager of Cornerstone Management, a venture capital and consulting firm that provides strategic focus and direction for technology companies primarily in the software and data communications industries. He also serves on the board of directors of JDA Software Group Inc., a Nasdaq listed company. Mr. Gullard’s 27 years in the technology industry include a number of executive and management posts at Telecommunications Technology, Inc. and the Intel Corporation. He holds a B.A. and M.B.A. from Stanford University.
     Bryant R. Riley was appointed to the board of directors in May 2003. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley and Co., a stock brokerage firm, from 1997 to the present. Mr. Riley also has served as the Chairman and Chief Executive Officer of Riley Investment Management, LLC, an investment management company, since founding the company in 2000. From 1995 to 1997, Mr. Riley was an equity salesman with Dabney/Resnick Inc., a stock brokerage firm. Mr. Riley is a director of Aldila, Inc. He received his B.S. in Finance from Lehigh University.
Board of Directors and Committees
     In that our board of directors now consists of two members, it does not have any standing committees, including an audit committee. As such, the board has not designated either of its members as an “audit committee financial expert” as that term is used in the rules promulgated by the Securities and Exchange Commission.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to our sole officer and our two remaining directors. This Code is included as an exhibit to this report.

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
     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% shareholders were complied with during fiscal year 2005, except that one Form 4 required to be filed by Lloyd I. Miller III and one Form 4 required to be filed by Bryant R. Riley were filed late.
Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth information concerning the compensation that we paid during the last three fiscal years to our Chief Executive Officer and the other most highly compensated executive officers who earned more than $100,000 during the fiscal year ended March 31, 2005. All option grants were made under our 1994 Stock Option Plan.

			Long-Term
			Compensation Awards
	Fiscal		Securities Underlying	All Other
Name and Principal Position	Year	Salary ($)	Options (#)	Compensation
Tamer Husseini	2005	321,235	—	9,112	(1)
Chairman of the Board, President and Chief	2004	321,238	—	7,966
Executive Officer	2003	319,382	—	8,700
Margaret E. Smith	2005	225,000	—	7,153	(1)
Vice President, Finance	2004	224,994	—	8,093
and Chief Financial Officer	2003	220,657	—	9,230
Damian M. McCann	2005	165,000	20,000	3,899	(1)
Vice President, Advanced	2004	165,006	—	2,816
Marketing and Technology	2003	170,889	—	3,038

(1)	Represents premiums paid on supplemental long term disability insurance, medical reimbursement insurance and 401(k) Plan contributions.
Option Grants in the Last Fiscal Year
     The following table sets forth certain information regarding the stock options granted during the fiscal year ended March 31, 2005 to the executive officers named in the Summary Compensation Table. We have never granted any stock appreciation rights.

Individual Grants
	Number of		Percent of			Potential Realizable Value at
	Securities		Total Options			Assumed Annual Rates of Stock
	Underlying		Granted to			Price Appreciation for
	Options		Employees in	Exercise Price	Expiration	Option Term (4)
Name	Granted (1)		Fiscal Year (2)	($/Sh) (3)	Date	5% ($)	10% ($)
Tamer Husseini	—		—	—	—	—	—
Damian McCann	20,000	(1)	6.7%	0.80	12/14/2014	10,062	25,400
Margaret E. Smith.	—		—	—	—	—	—

(1)	This option was granted on December 24, 2004 at a vesting rate of one-fourth of the shares on June 14, 2005 and one-twenty-fourth of the shares on each one month anniversary thereafter.

(2)	In the fiscal year ended March 31, 2005, we granted options to purchase up to an aggregate of 300,500 shares to employees.

(3)	The exercise price per share is equal to the closing price of our common stock on the date of grant.

(4)	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the deemed fair market value are mandated by the rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder’s continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth information with respect to our Chief Executive Officer and our other most highly compensated executive officers concerning exercisable and unexercisable options held as of March 31, 2005. All option grants were made under our 1994 Stock Option Plan. No options were exercised by such executive officers in the fiscal year ended March 31, 2005.

	Number of Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options at
	Fiscal Year End(#)		Fiscal Year End($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Tamer Husseini	206,228	19,272	—	—
Damian M. McCann	88,832	26,668	—	—
Margaret E. Smith	50,082	10,418	—	—
Compensation of Directors
     During the fiscal year ending March 31, 2005, each of our non-employee directors was paid $1,500 for each regular or special board of directors meeting attended in person, and $500 for each regular or special board meeting attended telephonically. We also paid each director $500 for each board committee meeting attended that occurred on a date different than a meeting of the full board.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
     In November 2002, we entered into Change of Control Severance Agreements with Tamer Husseini, president and chief executive officer, and Margaret Smith, chief financial officer. As part of the dissolution plan, Tamer Husseini and Margaret Smith were terminated. Because the sale to Mimix was a change of control event as defined by the Change of Control Agreements, Mr. Husseini and Ms. Smith received payments as required by the Agreements. Mr. Husseini received a payment of approximately $1.0 million and Ms. Smith received a payment of approximately $0.4 million. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.
     Each of these control agreements was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K on April 16, 2003.
Indemnification Agreements
     We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements will require us to indemnify the directors and executive officers to the fullest extent permitted by California law.

Recent Developments
     Following the closing of the asset sale to Mimix, at a Board meeting on June 10, 2005, J. Michael Gullard was appointed to serve as our president and treasurer, and is our sole officer. For his services, Mr. Gullard will receive $50,000 per year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     To our knowledge, the following table sets forth information with respect to beneficial ownership of our common stock, as of June 30, 2005, for:
–	each shareholder who we know beneficially owns more than 5% of our common stock;

–	each of our directors;

–	each of our named executive officers; and

–	all of our current directors and executive officers as a group.
Unless otherwise indicated, the principal address of each of the shareholders below is c/o Celeritek, Inc., 3236 Scott Boulevard, Santa Clara, California 95054. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by such shareholder. The number of shares of common stock outstanding used in calculating the percentage for each listed shareholder includes shares of common stock underlying options held by such shareholder that are exercisable within 60 calendar days of June 30, 2005, but excludes shares of common stock underlying options held by any other shareholder. Percentage of beneficial ownership is based on 13,365,466 shares of common stock outstanding as of June 30, 2005.

	Shares	Percentage
	Beneficially	Beneficially
	Owned	Owned
5% Shareholders:
Dimensional Fund Advisors Inc. (1)	986,103	7.4%
Ingalls & Snyder LLC (2)	858,370	6.5%
John S. Moran (3)	677,270	5.1%

Directors and Executive Officers:
Bryant R. Riley (4)	853,037	6.4%
Tamer Husseini (5)	215,562	1.6%
Damian M. McCann (6)	114,539	*
Margaret E. Smith (7)	94,750	*
J. Michael Gullard	1,500	*
All directors and executive officers as a group (5 persons) (8)	1,855,576	14.0%

*	Less than 1%.

(1)	Principal address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. The number of shares held is as set forth in an amended Schedule 13G filed by Dimensional Fund Advisors Inc. on February 9, 2005.

(2)	Principal address is 61 Broadway, New York, NY 10006. The number of shares held is as set forth in a Schedule 13G filed by Ingalls & Snyder LLC on February 10, 2005. Ingalls & Snyder LLC has shared dispositive power over 858,370 shares and has no voting power with respect to such shares.

(3)	Principal address is Ingalls & Snyder LLC, 61 Broadway, New York, NY 10006. The number of shares held is as set forth in a Schedule 13G filed by John S. Moran on January 25, 2005. John S. Moran has sole voting and dispositive power over 20,000 shares and has shared dispositive power over 657,270 shares

(4)	Includes 121,934 shares held by B. Riley & Co. Inc., of which Bryant R. Riley serves as chief executive officer and is the sole equity holder, 10,000 shares held by B. Riley & Co. Holdings, LLC, of which Bryant R. Riley serves as president, 654,200 shares held by SACC Partners LP, of which Riley Investment Management LLC (“RIM”) is general partner, and 3,500 shares held by B. Riley & Co. Retirement Trust, of which Bryant R. Riley serves as Trustee. Bryant R. Riley owns all of the outstanding membership interests of RIM.

(5)	Includes options to purchase 214,562 shares of common stock exercisable within 60 calendar days of June 30, 2005. Mr. Husseini’s employment with our company as President and Chief Executive Officer terminated on June 3, 2005.

(6)	Includes options to purchase 99,249 shares of common stock exercisable within 60 calendar days of June 30, 2005. Mr. McCann’s employment with our company as Vice President, Advanced Marketing and Technology, terminated on June 3, 2005.

(7)	Includes options to purchase 54,666 shares of common stock exercisable within 60 calendar days of June 30, 2005. Ms. Smith’s employment with our company as Vice President, Finance and Chief Financial Officer terminated on June 3, 2005.

(8)	Includes options to purchase an aggregate of 368,477 shares of common stock exercisable within 60 calendar days of June 30, 2005.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2005, including the Employee Qualified Stock Purchase Plan, the 1994 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and the Outside Directors’ Plan.
     Following the sale to Mimix, we have no employees and intend to terminate all of the Plans. Because substantially all of the options were underwater on March 31, 2005, we do not expect any significant number of these options to be exercised.

				(c)
				Number of Securities
				Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to be		Weighted Average	Equity Compensation
	Issued Upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
Equity compensation plans approved by security holders (1)	1,279,945	(3)	$5.94	971,674	(4)
Equity compensation plans not approved by security holders (2)	222,490		$14.46	0
Total	1,502,435		$7.20	971,674

(1)	Consists of the 1994 Stock Option Plan, the Outside Directors’ Plan and the Employee Qualified Stock Purchase Plan (the “Purchase Plan”).

(2)	Consists of only the 2000 Nonstatutory Stock Option Plan, which does not require the approval of and has not been approved by our shareholders. See description of the 2000 Nonstatutory Stock Option Plan below.

(3)	Includes options to purchase 851,260 shares of common stock issued under the 1994 Stock Option Plan, and options to purchase 428,685 shares of common stock issued under the Outside Directors’ Stock Option Plan. Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 191,421 shares as of March 31, 2005.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including: 780,253 shares of common stock available for future issuance under the 1994 Stock Option Plan and 191,421 shares of common stock available for future issuance under the Purchase Plan.
2000 Nonstatutory Stock Option Plan
     On March 23, 2000, the board of directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of non-qualified stock options to employees and consultants at the fair market value of our common stock as of the date of grant. Options granted under the 2000 Plan generally vest at a rate of 1/8 after six months and 1/48 per month thereafter, however, the vesting schedule can change on a grant-by-grant basis. The 2000 Plan provides that vested options may be exercised for three months after termination of employment and for twelve months after termination of employment as a result of death or disability. We may select alternative periods of time for exercise upon termination of service. The 2000 Plan permits options to be exercised with cash, check, certain other shares of our stock or consideration received by us under a “cashless exercise” program. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. There are 200,000 shares of common stock reserved under the 2000 Plan, and 23,855 shares remaining for future issuance as of March 31, 2005.
     Following the sale to Mimix, we have no employees and intend to terminate the 2000 Plan. Because substantially all of the options were underwater on March 31, 2005, we do not expect any significant number of these options to be exercised.
Item 13. Certain Relationships and Related Transactions
     The Company has no related party transactions.
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
     In addition to retaining BDO Seidman to audit the company’s consolidated financial statements for fiscal 2004 and fiscal 2005, the Audit Committee retained BDO Seidman to provide other auditing and advisory services in fiscal 2004 and 2005. The Audit Committee understands the need for BDO Seidman to maintain objectivity and independence in its audits of the Company’s financial statements. The Audit Committee has reviewed all non-audit services provided by BDO Seidman and has concluded that the provision of such services was compatible with maintaining BDO Seidman’s independence in the conduct of its auditing functions.
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
Principal Auditor Fees and Services
     The following table sets forth fees for services BDO Seidman provided during the fiscal years:

	2005	2004
Audit fees (1)	$172,922	$123,282
Audit-related fees (2)	$0	$0
Tax fees (3)	$44,780	$0
All Other Fees	$0	$0

	$217,702	$123,282

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	No audit related services were provided.

(3)	Represents fees for tax compliance services.
     No services were provided by BDO Seidman prior to the fiscal year 2004.

     The following table sets forth fees for services Ernst & Young provided during the fiscal year 2004:

2004
Audit fees (1)	$77,930
Audit-related fees (2)	$32,400
Tax fees (3)	$0
All Other Fees	$0

$83,330

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents fees for accounting consultations, statutory audits and SEC registrations.

(3)	No tax compliance services were provided.
     In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman and Ernst &Young. During fiscal year 2005, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) The following documents are filed as part of this report:
     1. Consolidated Financial Statements
     2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	49
     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits
     The List of Exhibits appearing at the end of this report is incorporated herein by reference.
(b) Exhibits
     See the List of Exhibits appearing at the end of this report.
(c) Financial Statement Schedules
     See Item 15(a)2 for a list of financial statement schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CTK Windup Corp.
     We have audited the accompanying consolidated balance sheets of CTK Windup Corp. (formerly Celeritek, Inc.) as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. We have also audited the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTK Windup Corp. (formerly Celeritek, Inc.) at March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.
     Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1(c) to the consolidated financial statements, on June 3, 2005, the Company completed the sale of substantially all of its operating assets to an unrelated party and has commenced a plan of liquidation.
/s/ BDO Seidman, LLP
San Jose, California
June 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CTK Windup Corp.
     We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of CTK Windup Corp. (formerly Celeritek, Inc.) for the year ended March 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CTK Windup Corp. (formerly Celeritek, Inc.) for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Jose, California
April 25, 2003

Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,276	$3,121
Short-term investments	2,506	24,110
Accounts receivable, net of allowance for doubtful accounts of $428 and $547 at March 31, 2005 and 2004, respectively	2,561	6,048
Inventories	1,051	2,739
Prepaid expenses and other current assets	311	1,275
Loans to employees-short term portion	40	40

Total current assets	14,745	37,333
Net property and equipment	1,150	5,430
Strategic investments	2,504	2,741
Other assets	91	731
Loans to employees-long term portion	491	531

Total assets	$18,981	$46,766

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,301	$3,171
Accrued payroll	523	1,459
Accrued liabilities	1,306	4,826
Current portion of long-term debt	—	1,866
Current obligations under capital leases	216	328

Total current liabilities	3,346	11,650
Commitments and contingencies (Notes 4, 7, 9, 10 and 12)
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 2,000,000
Issued and outstanding — none	—	—
Common stock, no par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 13,034,756 and 12,855,962 at March 31, 2005 and 2004, respectively	64,286	102,891
Accumulated other comprehensive income	(2)	15
Accumulated deficit	(48,649)	(67,790)

Total shareholders’ equity	15,635	35,116

Total liabilities and shareholders’ equity	$18,981	$46,766

See accompanying notes.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003
Net sales	$20,939	$29,928	$49,423
Cost of goods sold	15,016	22,175	39,101

Gross profit	5,923	7,753	10,322
Operating expenses:
Research and development	6,031	9,288	10,797
Selling, general, and administrative	6,103	8,182	8,729
Costs related to shareholder and strategic actions	—	3,412	1,306
Special charges	1,500	4,305	2,836
In-process research and development	—	—	4,414
Amortization of intangible assets	—	257	215

Total operating expenses	13,634	25,444	28,297

Loss from operations	(7,711)	(17,691)	(17,975)
Impairment of strategic investments	(237)	—	(422)
Gain on sale of defense business	26,402	—	—
Interest income and other	1,005	2,125	2,217
Interest expense	(100)	(414)	(711)

Gain (loss) before income taxes	19,359	(15,980)	(16,891)
Provision for income taxes	218	—	136

Net income (loss)	$19,141	$(15,980)	$(17,027)

Basic net income (loss) per share	$1.48	$(1.28)	$(1.39)

Diluted net income (loss) per share	$1.47	$(1.28)	$(1.39)

Basic shares used in net income (loss) per share calculation	12,929	12,460	12,285
Dilutive shares used in net income (loss) per share calculation	13,054	12,460	12,285
See accompanying notes.

Consolidated Statements of Shareholders’ Equity
(In thousands)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2002	12,228	$156,340	$(51)	$(34,783)	$121,506
Issuance of common stock on exercise of options under stock option plans	33	187	—	—	187
Issuance of common stock under employee stock purchase plan	81	522	—	—	522
Stock option consideration for Tavanza asset purchase	—	1,000	—	—	1,000
Comprehensive loss:
Net loss for the year ended March 31, 2003	—	—	—	(17,027)	(17,027)
Unrealized gain on available-for-sale securities	—	—	63	—	63
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(7)	—	(7)

Comprehensive loss	—	—	—	—	(16,971)

Balance at March 31, 2003	12,342	158,049	5	(51,810)	106,244
Issuance of common stock on exercise of options under stock option plans	436	2,245	—	—	2,245
Issuance of common stock under employee stock purchase plan	78	441	—	—	441
Extraordinary dividend	—	(57,844)	—	—	(57,844)
Comprehensive loss:
Net loss for the year ended March 31, 2004	—	—	—	(15,980)	(15,980)
Unrealized gain on available-for-sale securities	—	—	24	—	24
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(14)	—	(14)

Comprehensive loss	—	—	—	—	(15,970)

Balance at March 31, 2004	12,856	102,891	15	(67,790)	35,116
Issuance of common stock on exercise of options under stock option plans	67	136	—	—	136
Issuance of common stock under employee stock purchase plan	112	207	—	—	207
Extraordinary dividend	—	(38,948)	—	—	(38,948)
Comprehensive income:
Net income for the year ended March 31, 2005	—	—	—	19,141	19,141
Unrealized gain on available-for-sale securities	—	—	34	—	34
Reclassification adjustments for gain on sale of available-for-sale investments	—	—	(51)	—	(51)

Comprehensive income	—	—	—	—	19,124

Balance at March 31, 2005	13,035	$64,286	$(2)	$(48,649)	$15,635

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2005	2004	2003
Operating activities
Net income (loss)	$19,141	$(15,980)	$(17,027)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation	2,704	3,602	5,000
Gain on sale of defense subsystem business	(26,402)	—	—
Amortization of intangible assets	—	257	215
Impairment of strategic and short-term investments	243	—	422
Loss on impairment and disposal of property and equipment	1,785	2,755	1,292
(Gain) on sale of short-term investments	(10)	(14)	(7)
Income tax receivable and other	—	101	244
Purchase of in-process research and development	—	—	793
Changes in operating assets and liabilities:
Non-cash write off of operating assets and liabilities related to sale of defense subsystem business	(3,583)	—	—
Accounts receivable	3,487	(1,565)	5,518
Inventories	1,688	860	5,773
Prepaid expenses and other current assets	989	538	1,425
Other assets	674	29	(29)
Related party receivables	40	897	145
Intangible assets	—	674	(939)
Accounts payable	(1,871)	(1,167)	(221)
Accrued payroll	(936)	(137)	99
Accrued liabilities	(3,517)	537	1,103

Net cash (used in) provided by operating activities	(5,568)	(8,613)	3,806

Investing activities
Purchases of property and equipment	(870)	(875)	(2,593)
Purchase of strategic investments	—	—	(1,992)
Purchases of short-term investments	(16,814)	(124,525)	(132,145)
Proceeds from sale of property and equipment	—	775	168
Proceeds from sales of short-term investments	8,500	82,676	34,258
Proceeds from maturities of short-term investments	29,892	84,490	121,820
Proceeds on sale of defense subsystem business, net of cash expenses	30,871	—	—

Net cash provided by investing activities	51,579	42,541	19,516

Financing activities
Principal payments on long-term debt	(1,866)	(2,803)	(2,318)
Borrowings on long-term debt	—	—	—
Principal payments on obligations under capital leases	(395)	(1,535)	(693)
Extraordinary dividend payment	(38,948)	(57,844)	—
Proceeds from the exercise of stock options and employee stock purchase plan	343	2,686	709

Net cash (used in) financing activities	(40,866)	(59,496)	(2,302)

Effect of exchange rate changes on cash	10	(220)	(207)

Increase (decrease) in cash and cash equivalents	5,155	(25,788)	20,813
Cash and cash equivalents at beginning of year	3,121	28,909	8,096

Cash and cash equivalents at end of year	$8,276	$3,121	$28,909

See accompanying notes.

Notes to Consolidated Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
     (a) Business Activities. As discussed more fully in “Basis of Presentation” and “Recent Events – Sale of Operating Assets and Plan of Liquidation”, below, up until June 3, 2005, CTK Windup Corp. (formerly Celeritek, Inc.) (the Company) has historically designed and manufactured gallium arsenide, or GaAs, semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. The Company’s semiconductor products were designed to facilitate broadband voice and data transmission in satellite handsets, wireless communication network infrastructures and defense applications. The Company’s GaAs-based subsystems were used in a variety of defense applications such as tactical aircraft and ground based and ship board radar systems, electronic countermeasures and satellite communications systems.
     (b) Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Celeritek UK Limited. Intercompany accounts and transactions have been eliminated. The Company’s reporting period generally consists of a fifty-two week period ending on the Sunday closest to the calendar month end. Fiscal years 2005, 2004 and 2003, ended April 3, March 28 and March 30, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the calendar month.
     The consolidated financial statements as of March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of our assets and the liquidation of the Company’s liabilities in the normal course of business. As discussed more fully in “Recent Events – Sale of Operating Assets and Plan of Liquidation”, below, on March 14, 2005, the Company entered into an Asset Purchase Agreement with Mimix Broadband, Inc. (“Mimix”), whereby the Company agreed to sell substantially all of its operating assets to Mimix and then initiate a plan to cease the Company’s operations, dissolve the Company and liquidate the Company’s remaining assets. The foregoing events were all subject to the approval of the Company’s shareholders, which approval did not occur until June 3, 2005. Accordingly, management determined that the presentation of the Company’s financial statements on the going concern basis as of March 31, 2005 was appropriate in these circumstances. Management has evaluated the carrying values of the Company’s assets and liabilities as of March 31, 2005 in light of the terms of the Asset Purchase Agreement and the shareholder approval of the Company’s plan of liquidation, and management has determined that the carrying values of the Company’s assets and liabilities as of March 31, 2005 are appropriate in all material respects.
     (c) Recent Events – Sale of Operating Assets and Plan of Liquidation. On June 3, 2005, subsequent to the close of the Company’s fiscal 2005 year end, the Company completed the sale of substantially all of its assets to Mimix Broadband, Inc. (“Mimix”) under the terms of a definitive Asset Purchase Agreement entered into on March 14, 2005. Assets excluded from the transaction included the Company’s cash, cash-equivalents and certain other non-operating assets consisting principally of a strategic investment. In exchange for the assets sold, and the assumption of specified liabilities, the Company received $2.5 million in cash, net of a working capital adjustment. $0.3 million of the purchase price was placed in escrow for six months to cover any indemnification liabilities.
     On June 3, 2005, the Company’s shareholders also adopted a plan of dissolution, which included the change of the Company’s corporate name to CTK Windup Corporation. Under California corporate law, the Company’s dissolution was formally commenced upon the approval on June 3 of its plan of dissolution. The key features of the Company’s plan of dissolution are to: (1) cease its business operations, except as may be necessary to wind up the Company’s business affairs; (2) pay or make adequate provision for all of the Company’s liabilities; and (3) distribute the Company’s remaining assets to the Company’s shareholders in one or more liquidating distributions.
     On June 3, 2005 the Company also announced that its Board of Directors had declared an extraordinary cash dividend on the Company’s common stock of $0.62 per share, or approximately $8.3 million in the aggregate, payable on June 24, 2005, to shareholders of record on June 10, 2005.
     Most employees of the Company accepted employment with Mimix. As part of the dissolution plan, Tamer Husseini, president and chief executive officer and Margaret Smith, chief financial officer, were terminated. Because the sale to Mimix was a change of control event as defined by the Change of Control Agreements, Mr. Husseini and Ms. Smith received payments as required by the Agreements. Mr. Husseini received a payment of approximately $1.0 million and Ms. Smith received a payment of approximately $0.4 million. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.

At a Board meeting on June 10, 2005, Robert Gallagher, Lloyd Miller, Tamer Husseini and Charles Waite resigned from the Board of Directors. J. Michael Gullard and Bryant R. Riley remained on the Board of Directors with Mr. Gullard named president and treasurer and assuming responsibility for managing the Company’s dissolution plan. Ms. Smith, the former chief financial officer, has been retained on a consulting basis to aid in the ongoing management of the Company’s liquidation. Compensation under this agreement is based on actual hours of service at a fixed hourly rate. The agreement does not provide for a minimum retainer payment or termination fee.
     (d) Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are discussed in the critical accounting policies section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     (e) Cash and Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.
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
     The following is a summary of available-for-sale securities at cost, which approximates fair value:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2005
Money market funds	$7,859	$—	$—	$7,859
Certificate of deposits	508	—	—	508
U.S. Government and federal agency bonds	1,000	—	—	1,000
Corporate debt securities	—	—	—	—
Municipal bonds	1,000	—	(2)	998

Total	$10,367	$—	$(2)	$10,365

As of March 31, 2004
Money market funds	$2,028	$—	$—	$2,028
Certificate of deposits	504	—	—	504
U.S. Government and federal agency bonds	4,500	—	—	4,500
Corporate debt securities	18,091	15	—	18,106
Municipal bonds	1,000	—	—	1,000

Total	$26,123	$15	$—	$26,138

     Available for sale securities at March 31, 2005 and 2004, by contractual maturity, are shown below:

	Estimated Fair Value
	March 31,
	2005	2004
	(In thousands)
Due in one year	$10,365	$25,138
Due after 1 years through 2 years	—	1,000

Total	$10,365	$26,138

     Above amounts are included in the following:

	March 31,
	2005	2004
	(In thousands)
Cash and cash equivalents	$7,859	$2,028
Short-term investments	2,506	24,110

Total	$10,365	$26,138

     Following is a reconciliation of cash and cash equivalents:

	March 31,
	2005	2004
	(In thousands)
Available-for-sale securities	$7,859	$2,028
Cash and bank accounts	417	1,093

Total	$8,276	$3,121

     Gross realized gains in fiscal 2005, 2004 and 2003, respectively were $0.010 million, $0.014 million and $0.007 million. There were no gross realized losses in fiscal 2005, 2004 or 2003.
     As of March 31, 2005, the Company had $0.5 million in outstanding letters of credit, which were secured by certificates of deposit.
     (f) Fair Values of Financial Instruments. The Company considers the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable to approximate fair value due to the short period of time to maturity for these financial instruments. Short-term investments are carried at fair value based on quoted market prices. Long-term strategic investments are carried at amounts which management believes approximates fair value after taking into account management’s impairment analyses performed and the impairments recorded as of the respective balance sheet dates. Long-term debt, including current portion, is carried at amounts which management believes approximates value fair as the contractual interest rates are believed to approximate rates that the Company could obtain for comparable arrangements.
     (g) Concentration of Credit Risk. The Company sold its products primarily to original equipment manufacturers in the communications industry and government contractors. Credit was extended based on an evaluation of a customer’s financial condition and, generally, collateral was not required. Actual credit losses may differ from management’s estimates. To date, credit losses have been within management’s expectations, and the Company believes that an adequate allowance for doubtful accounts has been provided.
(h)	Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

     Significant components of inventories are:

	March 31,
	2005	2004
	(In thousands)
Raw materials	$90	$763
Work-in-process	961	1,976

	$1,051	$2,739

     The Company records inventory write-downs for estimated obsolescence or unmarketable inventory. The Company’s write-downs for excess and obsolete inventory are primarily based upon forecasted demand and the Company’s backlog of orders for the product. Any inventory write-downs are reflected in cost of sales in the period the write-downs are made.
     (i) Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over their respective estimated useful lives (generally five years). Assets recorded under capital leases are amortized by the straight-line method over their respective useful lives of three to seven years or the lease term, whichever is less. Leasehold improvements are amortized by the straight-line method over their respective estimated useful lives of seven years or the lease term, whichever is less.
     Significant components of property and equipment are:

	March 31,
	2005	2004
	(In thousands)
Equipment	$14,852	$24,102
Furniture and fixtures	129	232
Leasehold improvements	874	1,314

	15,855	25,648
Accumulated depreciation and amortization	(14,705)	(20,218)

Net property and equipment	$1,150	$5,430

     (j) Long-lived Assets and Strategic Investments. The Company regularly reviews its long-lived assets and strategic investments for indicators of impairment and assesses the carrying value of the assets against market values. When an impairment exists, the Company records an expense to the extent that the carrying value exceeds fair market value in the period the assessment is made.
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
     In connection with the sale of substantially all of the Company’s assets to Mimix (described in Note 1(c) above), the Company recognized in the fourth quarter ended March 31, 2005, a $1.5 million write down of the carrying value of the Company’s equipment, based on an indication of fair value of the assets as reflected in the Asset Purchase Agreement entered into on March 14, 2005.
     (k) Stock-Based Compensation. The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. The Company records compensation related to employees stock awards under the intrinsic value method and accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value.
     Pursuant to the consummation of the Asset Purchase Agreement on June 3, 2005, the vesting of all outstanding options was accelerated. All employees were terminated as a result of the Asset Purchase Agreement and, per the stock option agreements, have ninety days to exercise the options. Because substantially all of the employee options were underwater as of March 31, 2005, the Company does not expect any significant number of these options to be exercised. Any unexercised options will expire ninety days from June 3, 2005.
     Proforma information regarding net income (loss) and net income (loss) per share under the fair value method is presented below:

	Years Ended March 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$19,141	$(15,980)	$(17,027)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,048)	(4,484)	(5,012)

Pro forma net income (loss)	16,093	(20,464)	(22,039)

Basic net income (loss) per share:
As reported	$1.48	$(1.28)	$(1.39)

Pro forma	$1.23	$(1.64)	$(1.79)

Diluted net income (loss) per share:
As reported	$1.47	$(1.28)	$(1.39)

Pro forma	$1.23	$(1.64)	$(1.79)

     (l) Revenue Recognition. Revenue related to product sales is recognized when the products are shipped to the customer, title has transferred and no obligations remain. In circumstances where the collection of payment is not probable at the time of shipment, the Company defers recognition of the revenue until payment is collected. The Company provides for expected returns based on past experience as well as current customer activities. Customers do not have rights of return outside of products returned under warranty and, to date, returns have not been material. Shipping and handling costs are included in costs of goods sold for all periods presented.
     (m) Product Warranty. The Company warrants its products against defects in design, materials and workmanship, generally for one year from the date of shipment for all of its products. The actual term could vary depending on the specific customers. An accrual for estimated future costs relating to warranty expense is recorded, as a percentage of revenue based on prior experience, when revenue is recorded and is included in cost of goods sold. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     (n) Research and Development. Research and development expenditures are charged to operations as incurred.
     (o) Advertising. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for all years presented was immaterial.
     (p) Net Loss Per Share. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the incremental shares issuable upon the assumed exercise of stock options if their effect is antidilutive.
     The following table sets forth the potential shares of common stock that are not included in the computation of diluted net loss per share for fiscal years ended March 31, 2004 and 2003 because to do so would be antidilutive for periods presented:

	Years Ended March 31,
	2004	2003
Options to purchase common stock	1,186,796	1,983,911
Average exercise price	$19.78	$14.98

     (q) Comprehensive Gain (loss). Comprehensive gain (loss) comprises net income (loss) and other comprehensive gain (loss). The Company records unrealized gains and losses on the mark-to-market of its available for sale investments as the only component of other comprehensive gain (loss).
     The components of comprehensive gain (loss), net of related tax, for the years ended March 31, 2005, 2004, and 2003 were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Net income (loss)	$19,141	$(15,980)	$(17,027)
Unrealized gain on available for sale securities	34	24	63
Reclassification adjustments for (gain) on sale of available for sale securities	(51)	(14)	(7)

Comprehensive income (loss)	$19,124	$(15,970)	$(16,971)

     The components of accumulated comprehensive loss, net of related tax, at March 31, 2005, 2004, and 2003 were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Accumulated deficit	$(48,649)	$(67,790)	$(51,810)
Unrealized gain (loss) on available for sale securities	(2)	15	5

Accumulated comprehensive loss	$(48,651)	$(67,775)	$(51,805)

     (r) Foreign Currency Translation. The U.S. dollar is the functional currency for the Company’s foreign operations. Gains and losses on the remeasurement into United States dollars of amounts denominated in foreign currencies are included in net loss. The total foreign currency translation included in net income (loss) was a loss of approximately $0.1 million in fiscal 2003 and was not material in fiscal 2004 and 2005.
     (s) Principles of Consolidation. The consolidated financial statements include the accounts of Celeritek and its subsidiaries. All significant intercompany balances and transactions are eliminated on consolidation.
     (t) Reclassification. Certain amounts reported in previous years have been reclassified to conform to the current year presentation.
     (u)  Sale of Defense Subsystem Business. On October 22, 2004 the Company completed the sale of its defense subsystem business to Teledyne Wireless, Inc. (“Teledyne”), in exchange for $32.7 million in cash, net of a working capital adjustment, and the assumption of specified liabilities related to its defense subsystem business. This transaction resulted in a gain on sale of $26.4 million. On December 1, 2004, the Company paid an extraordinary cash dividend of $38.9 million or $3.00 per share of common stock to shareholders of record on November 17, 2004.
     (v) Recent Accounting Pronouncements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As this Statement is effective for periods that are subsequent to the date of the Company’s sale of its operating assets and cessation of operations, this Statement will have no effect on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.

SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting the its requirements. As this Statement is effective for periods that are subsequent to the date of the Company’s sale of its operating assets and cessation of operations, this Statement will have no effect on the Company’s financial statements.
Note 2. Special Charges
     The following table summarizes the Company’s special charges activity as follows (in thousands):

				Lease
	Employee		Impairment	Termination
	Termination	Excess	of Assets held	and Relocation
	Costs	Equipment	for sale	costs	Total
Fiscal 2003 special charges	$350	$1,160	$—	$1,326	$2,836
Cash Paid	(227)	—	—	(276)	(503)
Non-cash activity	—	(1,160)	—	—	(1,160)

Accrual balances, March 31, 2003	123	—	—	$1,050	$1,173

Fiscal 2004 special charges	734	2,618	183	1,005	4,540
Cash paid	(680)	—	—	(932)	(1,612)
Non-cash activity	(100)	(2,618)	(183)	—	(2,901)

Accrual balances, March 31, 2004	$77	$—	$—	$1,123	$1,200

Fiscal 2005 special charges	—	—	1,500	—	1,500
Cash paid	(77)	—	—	(974)	(1,051)
Non-cash activity	—	—	(1,500)	—	(1,500)

Accrual balances, March 31, 2005	$—	$—	$—	$149	$149

     During the fourth quarter of fiscal 2005, the Company incurred $1.5 million in special charges (representing a write down of the carrying value of the Company’s equipment) due to the sale of substantially all of the operating assets to Mimix based on the fact that the purchase price for the assets being sold was less than the net book value of the assets.
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

     During the fourth quarter of fiscal 2003, a portion of the impaired Lincoln, United Kingdom equipment was sold to a company founded by former Lincoln management for the fair market value of $0.3 million. Multiple quotes were received from third parties in order to determine the sales price of the equipment. In return for the sale of equipment, the Company received an unsecured note bearing interest at 5.25% per annum for the entire amount of the proceeds. After assessing the collectability of the note, which was payable in two lump sums over 24 months, the Company decided to record the gain on disposal as cash was received. The note has been collected in full.
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
Note 4. Costs Related to Shareholder and Strategic Actions
     During the second quarter of fiscal 2003, the Company received an unsolicited conditional offer from Anaren Inc. for all of the outstanding shares of the Company’s common stock. The Board of Directors voted unanimously to reject the offer as not in the best interests of the Company’s shareholders. In the fourth quarter of fiscal 2003, a group of shareholders (the “Celeritek Shareholder Protective Committee”) called a special meeting to remove the Company’s Board of Directors from office and replace them with a different slate of candidates. In the first quarter of fiscal 2004 the Company’s Board of Directors entered into an agreement with the Shareholder Committee and cancelled the special meeting. Under the terms of the agreement, the Company expanded its Board of Directors from six directors to seven. The new Board was composed of three of the Company’s directors who were directors prior to the agreement, three directors nominated by the Shareholder Committee and one member who was not affiliated with either the Company or the Shareholder Committee. There was one vacant Board seat as of March 31, 2005. Expenses for legal and investment advisors of $1.3 million for fiscal 2003 and $3.4 million for fiscal 2004 have been incurred relating to both of these actions and have been reported in loss from operations under the caption “Costs related to shareholder and strategic actions.” In February 2004, the Company changed its investment advisors.
Note 5. Product Warranty
     The Company warranted its products against defects in design, materials, and workmanship, generally for one year from the date of shipment for all of its products. The actual term could vary depending on the specific customers. An accrual for estimated future costs relating to warranty expense was recorded, as a percentage of revenue based on prior experience, when revenue was recorded and was included in cost of goods sold. Factors that affected the Company’s warranty liability included historical and anticipated rates of warranty claims and cost per claim. The Company periodically assessed the adequacy of its recorded warranty liabilities and adjusted the amounts as necessary.
     Changes in the Company’s product liability during the three months and twelve months ended March 31, 2005 were as follows (in thousands):

	Three months ended		Twelve months ended
	March 31,		March 31,
	2005	2004	2005	2004
Beginning accrual balance	$100	$400	$301	$400
Warranties issued	12	35	78	188
Transferred with sale of defense business	(200)	—	(200)	—
Adjustment related to change in estimates	—	(100)	—	(100)
Charges incurred	(12)	(34)	(79)	(187)

Ending accrual balance	$100	$301	$100	$301

     The warranty accrual liability was assumed by Mimix as part of the Asset Purchase Agreement.
Note 6. Strategic Investments
Handset Design Company
     In December 2001, the Company invested $0.5 million in a Korean handset design company. On April 1, 2002, the Company invested an additional $2.0 million in the handset design company. The Company does not have significant influence over the management of the handset design company and accordingly has accounted for the investment on a cost basis in all reported periods. The Company reviewed the investment as of March 31, 2005 and determined no indicators of impairment were present that would indicate the current carrying value of the investment was impaired. The investment in the handset design company was not sold to Mimix and is classified on the balance sheet under “Strategic Investments”.

GaAs Foundry
     In December 2000, the Company invested approximately $2.4 million in a GaAs foundry under construction in Taiwan in exchange for a strategic interest. The Company has accounted for this investment using the cost basis in all reported periods.
     During fiscal 2002, fiscal 2003 and fiscal 2005, the Company recorded impairment charges of approximately $1.7 million, $0.4 million and $0.3 million respectively, against its strategic investment in the Taiwanese foundry, which was deemed, in those respective periods, to have an other than temporary decline in value. The carrying value of this investment by the end of the first quarter of fiscal 2005 was zero. The Company has completely written off its investment in the GaAs foundry due to the insolvency of its parent company, which the Company believes was the foundry’s main source of funding.
Note 7. Related Party Transactions
     The Company had outstanding loans totaling $0.5 million at March 31, 2005 and $0.6 million at March 31, 2004 to certain former officers and employees. The notes are relocation loans collateralized by certain real property assets, bear no interest and have maturities through 2019. The principal will be repaid at various dates. If an employee ceases being employed by the Company, the principal outstanding is due and payable within 90 days. During fiscal 2001, loans were granted to officers and employees totaling approximately $1.8 million. No loans were granted to officers and employees during fiscal 2002, 2003, 2004 or 2005. During fiscal 2003, 2004 and 2005, the outstanding loans to officers and employees were reduced by the amounts of $0.1 million, $0.9 million and $0.1 million, respectively. These notes were assumed by Mimix as part of the Asset Purchase Agreement.
Note 8. Accrued Liabilities
     Significant components of accrued liabilities are:

	March 31,
	2005	2004
	(In thousands)
Accrued expenses	$209	$2,613
Accrued commissions	107	589
Warranty accrual	100	301
Other	890	1,323

	$1,306	$4,826

Note 9. Leases
     The Company leased equipment under capital and non-cancelable operating leases. The Company also leased certain facilities used in operations under non-cancelable operating leases that expire at various times through the year 2010.
     Property and equipment include the following amounts under leases that have been capitalized:

	March 31,
	2005	2004
	(In thousands)
Equipment	$5,486	$5,202
Less accumulated amortization	(5,270)	(3,488)

	$216	$1,741

     Amortization of leased assets is included in depreciation and amortization expense. Certain of the leased assets required the Company to maintain adequate liability insurance coverage. The leases were secured by the related assets.

     Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2005:

	Capital	Operating
	Leases	Leases
	(In thousands)
2006	$225	$1,019
2007	—	900
2008	—	855
2009	—	831
Thereafter	—	1,284

Total minimum lease payments	225	$4,889

Less amounts representing interest	(9)

Present value of net minimum lease payments	216
Less current portion	(216)

	$—

     In connection with the Asset Purchase Agreement consummated on June 3, 2005, Mimix assumed all of the operating leases and paid the capital lease in full. While Mimix has assumed the operating lease obligations, we remain obligated for payments under the operating lease. If Mimix should, for any reason, become unable to perform the obligations under the operating lease, we may be required to make the payments required under the operating lease.
     Rent expense was approximately $1.9 million, $4.0 million, and $5.5 million for the years ended March 31, 2005, 2004, and 2003, respectively
Note 10. Income Taxes
     Significant components of the provision (benefit) for income taxes are as follows:

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$360	$—	$—
State	110	—	—
Foreign	(252)	—	136

Total current	218	—	136
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Provision (benefit) for income taxes	$218	$—	$136

     Income (loss) before provision for income taxes consisted of the following:

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
Domestic	$19,373	$(15,644)	$(17,338)
Foreign	(14)	(336)	447

Income (loss) before provision for income taxes	$19,359	$(15,980)	$(16,891)

     The reconciliation of the provision (benefit) for income taxes computed at the United States federal statutory tax rate to the effective tax rate is as follows:

	Years Ended March 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
At U.S. statutory rate	$6,604	34.0%	$(5,434)	(34.0)%	$(5,743)	(34.0)%
Change in valuation allowance	(3,033)	(15.6)	5,763	36.1	4,219	25.0
In-process research and development	—	—	—	—	1,501	8.9
Foreign taxes	(253)	(1.3)	—	—	136	0.8
Benefit due to change in tax law	—	—	—	—	—	—
Federal alternative minimum tax	360	1.9	—	—	—	—
Federal net operating loss carryforwards	(4,146)	(21.4)	—	—	—	—
Other	686	3.5	(329)	(2.1)	23	0.1

Provision (benefit) for income taxes	$218	1.1%	$—	0%	$136	0.8%

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Inventory valuation	$2,154	$3,378
Accruals and reserves not deductible for tax purposes	1,108	1,378
Net operating loss carryforwards	19,716	21,131
Tax credit carryforwards	3,120	2,515
Other	537	1,266

Deferred tax assets	26,635	29,668
Valuation allowance	(26,635)	(29,668)

	$—	$—

Deferred tax liabilities:
Acquisition-related item	$—	$—

Net deferred tax assets	$—	$—

     As of March 31, 2005 the Company had net deferred tax assets of approximately $26.6 million. Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of March 31, 2005 was recorded.
     The valuation allowance for deferred tax assets decreased by approximately $3.1 million during the year ended March 31, 2005 and increased approximately, $6.7 million, and $2.4 million during the years ended March 31, 2004, and March 31, 2003, respectively.
     As of March 31, 2005, the Company had federal net operating loss and tax credit carryforwards of approximately $47.1 million and $1.1 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2021 and 2012, if not utilized.
     The Company also had state net operating loss and tax credit carryforwards of approximately $8.6 million and $2.1 million, respectively. The state net operating loss and California Manufacturer’s Investment credit carryforwards will expire beginning in 2007 and 2010, if not utilized. The state research and development tax credits will carry forward indefinitely.
     Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Note 11. Salary Deferral Plan
     The Company maintains a Salary Deferral Plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code and allows all eligible employees to defer a percentage of their earnings on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. Company contributions to the Plan were approximately $56,000 in fiscal 2005, $167,000 in fiscal 2004, and $185,000 in fiscal 2003. Administrative expenses relating to the Plan are insignificant. Following the sale to Mimix, the Company has no employees and intends to terminate the Plan.
Note 12. Shareholders’ Equity
Employee Stock Purchase Plan
     Under the Company’s Employee Qualified Stock Purchase Plan (the ESPP), 500,000 shares of common stock were originally reserved for issuance to employees of the Company. On July 27, 2001 the Company’s shareholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance thereunder from 500,000 to 1,000,000. During the fiscal year ended March 31, 2005, 2004, and 2003, 111,871, 77,914, and 80,645 shares of common stock, respectively, were purchased under the ESPP. Following the sale to Mimix, the Company has no employees and intends to terminate the Plan.
Stock Option Plans
     Pursuant to the consummation of the Asset Purchase Agreement on June 3, 2005, the vesting of all outstanding options was accelerated. All employees were terminated as a result of the Asset Purchase Agreement and, per the stock option agreements, have ninety days to exercise the options. Because substantially all of the employee options were underwater as of March 31, 2005, the Company does not expect any significant number of these options to be exercised. Any unexercised options will expire ninety days from June 3, 2005.
1994 Stock Option Plan
     The 1994 Stock Option Plan (the 1994 Plan) was approved in April 1994 and amended in August 2003. Following the sale to Mimix, the Company has no employees and intends to terminate the Plan.
2000 Nonstatutory Stock Option Plan
     On March 23, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the 2000 Plan) under which 200,000 shares of common stock have been reserved for issuance to employees and consultants. Following the sale to Mimix, the Company has no employees and intends to terminate the Plan.
Tavanza, Inc. Statutory Stock Option Plan
     On October 29, 2002, the Company assumed all the outstanding options to purchase Tavanza common stock included in the Tavanza, Inc. Statutory Stock Option Plan, (the Tavanza Plan). The Company has no shares reserved for future issuance under the Tavanza Plan upon exercise of the assumed options.

     Activity under the 1994 Plan, the 2000 Plan and the Tavanza Plan is set forth below:

				Weighted
	Shares	Options Outstanding		Average
	Available	Number of	Price Per	Exercise
	for Grant	Shares	Share	Price
Balance at March 31, 2002	284,977	1,824,294	$3.00 —$53.75	$16.39
Assumed Tavanza, Inc. Statutory stock option plan	200,000
Options granted	(375,000)	375,000	6.74 — 9.44	7.65
Options exercised	—	(33,324)	4.00 — 6.94	5.61
Options canceled and expired	171,059	(182,059)	3.00 — 53.75	15.09

Balance at March 31, 2003	281,036	1,983,911	$3.00 —$53.75	$14.98
Additional shares authorized for 1994 Plan	250,000
Options granted	(7,500)	7,500	7.33 — 7.33	7.33
Options exercised	—	(435,885)	3.00 — 7.05	5.12
Options canceled and expired	183,730	(368,730)	6.63 — 53.75	11.03

Balance at March 31, 2004	707,266	1,186,796	$3.00 —$53.75	$19.78
Options granted	(2,202,643)	2,202,643	0.42 — 49.25	12.50
Options exercised	—	(66,922)	0.94 — 3.42	2.03
Options canceled and expired	2,245,329	(2,248,767)	2.54 — 53.75	17.96

Balance at March 31, 2005	749,952	1,073,750	$0.42 —$46.25	$9.79
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.35 — $0.80	318,750	8.24 years	$0.78	3,744	$0.51
$1.27 — $18.38	518,000	6.54 years	$4.69	445,244	$5.06
$23.94 — $46.25	237,000	5.21 years	$33.07	237,000	$33.07

	1,073,750	7.15 years	$9.79	685,988	$14.71
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
     Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 1, is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair market value for options granted prior to December 1995, the date of the initial public offering of the Company’s common stock, was estimated at the date of grant using the Minimum Value Method. The fair market value for options granted subsequent to December 1995 was estimated at the date of grant using the Black-Scholes option-pricing model. The Company valued its employee stock options using the following weighted-average assumptions:

	Years Ended March 31,
	2005	2004	2003
Risk-free interest rate	3.6%	3.5%	4.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	87.9%	87.2%	88.7%
Expected life of options	5 years	5 years	5 years

     The Company used the following weighted average assumptions for its ESPP:

	Years Ended March 31,
	2005	2004	2003
Risk-free interest rate	1.3%	1.1%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	87.9%	87.2%	88.7%
Expected life of options	0.5 years	0.5 years	0.5 years
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
     The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2005, 2004 and 2003 was $0.81, $5.12 and $5.92, respectively. The weighted average grant date fair value of ESPP shares granted during the fiscal years ended March 31, 2005, 2004 and 2003 was $1.98, $2.90 and $3.01, respectively.
Outside Directors’ Stock Option Plan
     Under the Outside Directors’ Stock Option Plan (the Directors’ Plan), options have been granted automatically at periodic intervals to nonemployee members of the Board of Directors at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. During the fiscal year ended March 31, 2005, 588,399 options to purchase shares of common stock were granted. At March 31, 2005, options to purchase 428,685 shares of common stock were outstanding of which 365,185 options were exercisable at weighted average exercise prices of $0.72 and $0.77, respectively. Following the sale to Mimix, the Company does not intend to do any future issuances and will terminate the Plan.
Note 13. Business Segment Data and Related Information
     The Company has historically operated in one business segment, the sale of GaAs-based products for the wireless communications market to semiconductor and subsystems customers. See Note 1(c).
     The chief operating decision-maker has been identified as the Chief Executive Officer (CEO). Revenue from semiconductor components was $12.4 million in fiscal 2005, $10.2 million in fiscal 2004, and $29.3 million in fiscal 2003. Revenue from GaAs-based subsystems was $8.5 million in fiscal 2005, $19.7 million in fiscal 2004, and $20.1 million in fiscal 2003.
Significant customers representing 10% or more of total revenues
     During the fiscal year ended March 31, 2005, Motorola accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2004, Raytheon accounted for approximately 16% of net sales and BAE Systems accounted for approximately 10% of net sales. During the fiscal year ended March 31, 2003, Motorola accounted for approximately 41% of net sales.

The following is a summary of operations by geographic region:

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
Net sales to customers:
United States	$12,472	$19,397	$16,366
Europe	3,885	4,905	3,630
China	2,910	2,034	9,771
Japan	1,124	1,781	4,149
Canada	(19)	750	710
Korea	61	610	3,277
India	7	245	216
Brazil	68	88	2,357
Mexico	—	—	8,912
Other	431	118	35

	$20,939	$29,928	$49,423

Net property and equipment:
United States	890	5,238	9,997
United Kingdom	260	165	848
Philippines	—	27	139
South Korea	—	—	45

	$1,150	$5,430	$11,029

     Net sales to customers are based on the customers’ billing location. Long-lived assets are those assets used in each geographical area.
Note 14. Commitments
     In November 2002, the Company entered into change of control severance agreements with each of Tamer Husseini (the Company’s CEO) and Margaret Smith (the Company’s CFO). Pursuant to these agreements, if either Mr. Husseini or Ms. Smith was terminated as a result of an involuntary termination within 24 months after a change in control or within three months on or before a change in control, then he or she would be entitled to certain benefits as set forth in the agreements. Because the closing of the Asset Purchase Agreement was a change of control event and Mr. Husseini and Ms. Smith were terminated at the closing, both change of control severance agreements were paid on June 3, 2005. Mr. Husseini received a payment of approximately $1.0 million and Ms, Smith received a payment of approximately $0.4 million. As these $1.4 million in obligations were triggered on June 3, 2005, upon shareholder approval of the Asset Purchase Agreement (and resulting change of control event), these obligations will be recognized by the Company subsequent to March 31, 2005 during the first quarter ended June 30, 2005.
     Although as part of the Asset Purchase Agreement, Mimix has assumed all of our obligations under our main office lease, totaling approximately $4.4 million, we remain obligated under the lease. If, for any reason, Mimix should become unable to perform the obligations under the lease, we may be required to make the payments under the lease.
Note 15. Supplemental Cash Flow Information

	Years Ended March 31,
	2005	2004	2003
	(In thousands)
Cash paid for interest	$100	$414	$711
Cash paid for income taxes	470	—	74
Capital lease obligations incurred to acquire equipment	284	480	100
Assumption of options as consideration for acquisition of Tavanza, Inc. assets	—	—	1,000

Note 16. Quarterly Results of Operations (Unaudited)
     The following table presents unaudited quarterly data for the eight quarters ended March 31, 2005. This information has been presented on the same basis as the audited consolidated financial statements. All necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. Certain amounts have been reclassed to conform to annual disclosures.

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003(1)	2003(2)	2004	2004	2004	2004 (3)	2005(4)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$6,572	$7,083	$7,714	$8,559	$8,001	$6,807	$2,790	$3,341
Gross profit (loss)	555	1,379	2,630	3,189	3,010	2,000	(407)	1,320
Loss from operations	(7,139)	(6,721)	(3,406)	(425)	(808)	(1,587)	(2,805)	(2,511)
Net profit (loss)	$(6,898)	$(5,730)	$(3,148)	$(204)	$(965)	$(1,350)	$22,931	$(1,475)

Basic net profit (loss) per share	$(0.56)	$(0.46)	$(0.25)	$(0.02)	$(0.08)	$(0.10)	$1.77	$(0.11)

Diluted net profit (loss) per share	$(0.56)	$(0.46)	$(0.25)	$(0.02)	$(0.08)	$(0.10)	$1.75	$(0.11)

Shares used in net profit (loss) per share calculation:
Basic	12,343	12,374	12,408	12,715	12,856	12,894	12,951	13,016
Diluted	12,343	12,374	12,408	12,715	12,856	12,894	13,080	13,016

(1)	The quarter ended September 30, 2003 included a $2.6 million special charge due to the Company’s restructuring activities at its Belfast facility in July 2003, and the Company’s decision to exit the wireless handset power amplifier market in late September 2003.

(2)	The quarter ended December 31, 2003 included a $1.9 million special charge due to the Company’s decision to exit the wireless handset power amplifier market in late September 2003.

(3)	The quarter ended December 31, 2004 included a gain of $26.4 million due to the sale of the Company’s defense subsystems business to Teledyne.

(4)	The quarter ended March 31, 2005 included a special charge of $1.5 million due to the sale of the Company’s assets to Mimix for less than book value.

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (in thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Period	of Period	Expenses	Deductions(1)	of Period
Year Ended 3/31/05	$547	$133	$252	$428
Year Ended 3/31/04	$626	$—	$79	$547
Year Ended 3/31/03	$1,183	$277	$834	$626

(1)	Deductions represent write-offs of uncollectible accounts receivable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized, on July 29, 2005.

CTK WINDUP CORPORATION
By:	/s/ J. Michael Gullard
J. Michael Gullard
President and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Michael Gullard J. Michael Gullard	President, Treasurer and Director	July 29, 2005
/s/ Bryant R. Riley Bryant R. Riley	Director	July 29, 2005

LIST OF EXHIBITS

Exhibit
Number	Description
2.1 (1)	Asset Purchase Agreement dated July 8, 2004 between the Registrant and Teledyne Wireless, Inc.

2.1 (2)	Asset Purchase Agreement dated March 14, 2005 between the Registrant and Mimix Broadband, Inc.

2.2 (3)	Plan of Dissolution and Complete Liquidation of the Registrant.

3.1 (4)	Amended and Restated Articles of Incorporation of Registrant.

3.2 (5)	Bylaws of Registrant, as amended through May 28, 2003.

4.1 (6)	Form of Registrant’s Stock Certificate.

10.2 (7)	1994 Stock Option Plan, as amended, and form of Stock Option Agreement.

10.3 (8)	Employee Qualified Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.4 (6)	Outside Director’s Stock Option Plan and form of Stock Option Agreement.

10.5 (6)	Form of Directors’ and Officers’ Indemnification Agreement.

10.6 (6)	Lease Agreement dated April 1, 1993 between the Registrant and Berg & Berg Developers.

10.7 (9)	Lease agreement dated April 11, 1997 between the Registrant and Spieker Properties, L.P.

10.8 (10)	First Amendment to Lease dated June 17, 1999 by and between Registrant and Mission West Properties, L.P. II (formerly known as Berg & Berg Developers).

10.9 (11)	2000 Nonstatutory Stock Option Plan.

10.12 (12)	Stock Purchase agreement, dated as of March 18, 2002, by and among the Registrant and NewGen Telecom Co., Ltd.

10.13 (13)	Change of Control Severance Agreement by and between the Registrant and Tamer Husseini, dated November 22, 2002.

10.14 (13)	Change of Control Severance Agreement by and between the Registrant and Margaret E. Smith, dated November 22, 2002.

10.15	Code of Business Conduct and Ethics of the Registrant.

21	Subsidiaries of Celeritek.

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31	Certification pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (14)	Settlement Agreement, dated May 28, 2003, between Celeritek, Inc., the Celeritek Shareholder Protective Committee and the members and certain affiliates of the Celeritek Shareholder Protective Committee.

(1)	Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on July 9, 2004.

(2)	Incorporated by reference to Exhibit 2.1 our Form 8-K filed on March 15, 2005.

(3)	Incorporated by reference to Annex D to our definitive proxy statement filed on May 5, 2005.

(4)	Incorporated by reference to our Form 8-K filed on July 29, 2002.

(5)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2003.

(6)	Incorporated by reference to the identically numbered exhibits to our Registration Statement of Form S-1 (Commission File No. 33-98854), which became effective on December 19, 1995.

(7)	Incorporated by reference to our Statement on Form S-8 (Commission File No. 333-52037), filed May 7, 1998.

(8)	Incorporated by reference to our Form S-8 (Commission File No. 333-67624) filed on August 15, 2001.

(9)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 1997.

(10)	Incorporated by reference to our Form 10-K/A filed for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2001.

(12)	Incorporated by reference to our Form 10-K filed for the fiscal year ended March 31, 2002.

(13)	Incorporated by reference to our Form 8-K filed on April 16, 2003.

(14)	Incorporated by reference to our Form 8-K filed on May 28, 2003.