Form 10-K
period 2007-12-31
Strasbaugh
filed 2008-07-30
CIK 919583

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K
                                   ----------
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                        Commission file number: 000-23576
                                   ----------
                                   STRASBAUGH
             (Exact name of registrant as specified in its charter)
                                   ----------
          CALIFORNIA                                   77-0057484
 (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                Identification No.)

                 825 BUCKLEY ROAD
               SAN LUIS OBISPO, CA                                   93401
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (805) 541-6424
                                   ----------
        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)
                                   ----------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer |_|           Accelerated filer |_|
        Non-accelerated filer |_| (Do not check if a smaller reporting company)
                          Smaller reporting company |X|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).                              Yes [ ] No |X|

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $13,085,917 as of June 29, 2007, the last business day of the second fiscal quarter of the fiscal year ended December 31, 2007. The registrant has no non-voting common equity.

         The registrant had 14,201,587 shares of common stock, $.001 par value, outstanding as of July 23, 2008

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.
================================================================================



                                                 TABLE OF CONTENTS
                                                                                                              PAGE
                                                      PART I

ITEM 1.           BUSINESS......................................................................................1

ITEM 1A.          RISK FACTORS.................................................................................16

ITEM 1B.          UNRESOLVED STAFF COMMENTS....................................................................28

ITEM 2.           PROPERTIES...................................................................................28

ITEM 3.           LEGAL PROCEEDINGS............................................................................28

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................28

                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES...............................................................29

ITEM 6.           SELECTED FINANCIAL DATA......................................................................30

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS...................................................................................30

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................40

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................40

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE...................................................................................40

ITEM 9A.          CONTROLS AND PROCEDURES......................................................................41

ITEM 9A(T).       CONTROLS AND PROCEDURES......................................................................41

ITEM 9B.          OTHER INFORMATION............................................................................43

                                                     PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......................................44

ITEM 11.          EXECUTIVE COMPENSATION.......................................................................50

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS..........................................................................57

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE....................62
-

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.......................................................65

                                                      PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES......................................................66

Index to Consolidated Financial Statements and Supplemental Information.......................................F-1

Index To Exhibits

Signatures

Exhibits Filed with this Report

                                     PART I

                              CAUTIONARY STATEMENT

         ALL STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, OTHER THAN STATEMENTS OR CHARACTERIZATIONS OF HISTORICAL FACT, ARE "FORWARD-LOOKING STATEMENTS." EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING PROJECTED NET SALES, COSTS AND EXPENSES AND GROSS MARGINS; OUR ACCOUNTING ESTIMATES, ASSUMPTIONS AND JUDGMENTS; THE DEMAND FOR OUR PRODUCTS; THE COMPETITIVE NATURE OF AND ANTICIPATED GROWTH IN OUR INDUSTRY; AND OUR PROSPECTIVE NEEDS FOR ADDITIONAL CAPITAL. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES, APPROXIMATIONS AND PROJECTIONS ABOUT OUR INDUSTRY AND BUSINESS, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY US, ALL OF WHICH ARE SUBJECT TO CHANGE. FORWARD-LOOKING STATEMENTS CAN OFTEN BE IDENTIFIED BY SUCH WORDS AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "PREDICTS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "SHOULD," "WOULD," "COULD," "POTENTIAL," "CONTINUE," "ONGOING," SIMILAR EXPRESSIONS AND VARIATIONS OR NEGATIVES OF THESE WORDS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE LISTED UNDER "RISK FACTORS" IN ITEM 1A OF THIS REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON, EXCEPT AS OTHERWISE REQUIRED BY LAW.

ITEM 1. BUSINESS.

COMPANY OVERVIEW

         We develop, manufacture, market and sell an extensive line of precision surfacing products, including polishing, grinding and precision optics tools and systems, to customers in the semiconductor and silicon wafer fabrication, data storage, LED, and precision optics markets worldwide.

         Many of our products are used by our customers in the fabrication of integrated circuits, commonly known as chips or semiconductors, and in the fabrication of silicon wafers. Most semiconductors are built on a silicon wafer base and include a variety of circuit components that are connected by multiple layers of wiring, or interconnects. To build a semiconductor, the components of the semiconductor are first created on the surface of a silicon wafer by performing a series of processes to deposit and selectively remove successive film layers. After a series of steps designed to build the wiring portion of the semiconductor through deposition and removal, a chemical mechanical planarization, or CMP, step polishes the silicon wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the semiconductor. Through the use of CMP polishing products, semiconductor manufacturers can increase the number of layers thereby reducing the overall size of the semiconductor.

         Over time, semiconductor manufacturers have migrated toward utilizing increasingly larger wafers in chip production. While the predominate wafer size used for volume production today is 200mm, a substantial number of advanced fabs now use 300mm wafers, and the current trend continues toward the use of 300mm wafers.

         Our business and technologies have grown with this changing market. Our equipment is configurable, and incorporates proprietary technology that we believe results in higher yields for our manufacturing customers. Our newest product, NTREPID(TM), is a next generation 300mm wafer polisher and CMP system. Other new products include the NOVATION(R), a 300mm hybrid grinding tool;

NVISION(TM), an endpoint detection system for CMP wafer processes; and CMP ENHANCEMENT(TM), an upgrade for older CMP systems.

         We utilize our extensive patent portfolio and core technology platform in designing and manufacturing each of our products for multiple market applications, thereby expanding the market available for each product. Our customers include some of the most well-established market participants such as LG Electronics, Cree, Inc. and Western Digital Corporation. We have developed our client base through a direct sales force in the United States, and an international network of sales representatives and distributors in Europe, China, Taiwan, South Korea, Israel and the Philippines.

COMPANY HISTORY

         We are a California corporation that was incorporated on December 28, 1984 as AHJP Corporation. On January 8, 1985 we changed our name to Celeritek, Inc. and on July 22, 2005, connection with the approval of a plan of dissolution described below, we changed our name to CTK Windup Corporation. On May 24, 2007, in connection with the Share Exchange Transaction described below, we changed our name to Strasbaugh. Our wholly-owned operating subsidiary, R. H. Strasbaugh, is a California corporation that commenced operations in 1948 as a sole proprietorship prior to its incorporation in 1964. Our principal executive offices are located in San Luis Obispo, California and our main telephone number is (805) 541-6424.

         On March 10, 2005, our prior board of directors approved a plan of dissolution, or Plan of Dissolution, of our company and approved the solicitation of shareholder approval of the Plan of Dissolution. Our shareholders approved the Plan of Dissolution on June 3, 2005. As a result of approval of the Plan of Dissolution and commencement of the wind up of our company, (i) effective as of June 3, 2005 we completed the sale of substantially all of our assets to Mimix Broadband, Inc., or Mimix, (ii) we voluntarily delisted our common stock from NASDAQ effective July 11, 2005, (iii) our common stock began trading on the Pink Sheets(R) on July 11, 2005, and (iv) our transfer agent closed the transfer books for our common stock on July 11, 2005. Because of our inability to liquidate our investment in NewGen Telcom Co., Ltd., our prior board of directors decided on August 25, 2005 to postpone our Plan of Dissolution. See "Risk Factors--Risks Relating to This Offering and Ownership of Our Common Stock."

         During the fourth quarter of 2006, representatives of R. H. Strasbaugh proposed the Share Exchange Transaction to our prior board of directors and on December 5, 2006 the parties entered into a letter of intent regarding the Share Exchange Transaction. On January 17, 2007, our prior board of directors preliminarily authorized the Share Exchange Transaction and authorized our officers to solicit from our shareholders their vote in favor of the Share Exchange Transaction. In doing so, we prepared and distributed to all shareholders a proxy statement seeking proxies in connection with the special shareholders meeting that was to be held on March 14, 2007. On that date, our shareholders approved the Share Exchange Transaction, thereby revoking our Plan of Dissolution. Subsequently, our prior board of directors approved and ratified entering into and closing the Share Exchange Transaction. After receiving both board and shareholder approval to enter into the Share Exchange Transaction, we formally revoked the Plan of Dissolution pursuant to Section 1904(a) of the California Corporations Code and consummated the Share Exchange Transaction. See "Risk Factors--Risks Relating to This Offering and Ownership of our Common Stock."

         On May 24, 2007, we completed the Share Exchange Transaction. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh. The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. Immediately prior to the consummation of the Share Exchange Transaction, we amended and restated our articles of incorporation to effectuate a 1-for-31 reverse split of our common stock, to change our name from CTK Windup Corporation to Strasbaugh, to increase our authorized common stock from 50,000,000 shares to 100,000,000 shares, to increase our authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares have been designated Series A Cumulative Redeemable Convertible Preferred Stock) and to eliminate our Series A Participating Preferred Stock. On May 17, 2007, prior to the filing of our amended and restated articles of incorporation, our subsidiary amended its articles of incorporation to change its name from Strasbaugh to R. H. Strasbaugh.

         Prior to the sale of our assets to Mimix, we designed and manufactured GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our current business is comprised solely of the business of R. H. Strasbaugh.

SEMICONDUCTOR AND SEMICONDUCTOR EQUIPMENT INDUSTRIES

         Over the past twenty years, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics. Nonetheless, the semiconductor industry has historically been cyclical, with periods of rapid expansion followed by periods of over-capacity.

         Several technological trends currently characterize the semiconductor industry, including the increasing density of the integrated circuit, transition from aluminum wiring to copper wiring as the primary conductive material in semiconductor devices, transition from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or "low-k," and the move to larger 300mm wafer sizes due to the potential manufacturing cost advantages of these larger wafers.

         The semiconductor equipment industry is highly competitive and characterized by rapid technological advancements. The pace of technological change in the semiconductor fabrication equipment industry is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for fabricating semiconductors. Existing technology can sometimes be adapted to the new requirements, but some of these requirements may create the need for an entirely different technical approach. The rapid pace of technological change has created opportunities for existing companies that can gain market acceptance of their next generation products.

         A company's ability to compete in this industry primarily depends on its ability to market its technology, continually improve its products, processes and services, and maintain its ability to develop new products that meet constantly evolving customer requirements. The significant indicators of potential success in this industry include a product's technical capability, productivity and cost-effectiveness, and the level of technical service and support that accompanies the product.

     SEMICONDUCTOR CMP

         CMP systems are designed to carry out an integral step in the semiconductor fabrication process. After deposition steps are performed to deposit various layers of film onto a silicon wafer, and etching steps are utilized to selectively remove certain materials, CMP steps are carried out. CMP tools polish the surface of the silicon wafer to create a planar (or flat) surface before moving on to subsequent manufacturing steps. This process of creating a flat surface is critical, as it allows subsequent steps to occur with greater accuracy and enables film layers to build up with minimal height variation.

         CMP has evolved into the technology of choice for planarizing among semiconductor manufacturers since it was first developed in the mid-1980s. It is now a key enabling process for the manufacturing of semiconductor devices. We believe that demand for CMP equipment is driven by the overall growth in chip consumption, the transition to 300mm wafers, and the increasing number of CMP processing steps needed to produce ever smaller chip geometries.

         We believe that another growth driver for the CMP market is the emergence the People's Republic of China as a major manufacturer and consumer of semiconductors. We believe that the People's Republic of China currently consumes approximately 20% of the world's semiconductor production and that this consumption will rise to more than 50% by 2015.

     SEMICONDUCTOR NICHE MARKETS

         Within the semiconductor industry, we focus on serving three small, but growing, niche markets and applications: research and development, failure analysis and backgrinding.

         RESEARCH AND DEVELOPMENT

         The research and development market consists of customers who need CMP and grinding tools for the development of new semiconductor products. This market includes universities, research institutes, device manufacturers and early development technology companies that are working on the next generation products and technologies.

         FAILURE ANALYSIS

         Failure analysis is a process that is integral to the success and profitability of any semiconductor manufacturing company. The number of "good" computer chips produced from a single wafer can be anywhere from 50% to over 90% of the total number of chips produced. Failure analysis equipment helps to determine what causes this yield loss, and is utilized to quickly find a solution. The two main processes in failure analysis for which we provide products are "de-construction" and "wafer thinning." The deconstruction process utilizes a polishing process to remove the various conducting and insulating layers on the front side of a wafer to expose underlying faults. The second process, which we call "whole wafer super-thinning," utilizes both polishing and grinding processes to thin wafers from the base side. The super-thinned and nearly transparent wafer is then mounted to a glass substrate for support. Selected circuits can be powered up from the front side of the wafer and their thermal (infrared) profile inspected by viewing through the back side of the wafer. The failure analysis market is currently in a major expansion phase, as old and labor-intensive methods are being replaced by new and highly automated ones, creating a new opportunity for equipment manufacturers.

         BACKGRINDING

         Backgrinding is the conventional method for reducing wafers from their original thickness at the end of chip fabrication to a diminished thickness suitable for final packaging of die after dicing. Packaging is the final step of chip fabrication, during which the semiconductor devise is fully assembled. Dicing is a process of reducing a wafer containing multiple identical integrated circuits into dice, with each die containing only one of those circuits. These dice are the component parts of semiconductors. Backgrinding is important not only because it ultimately allows for thinner chips, but also because it improves a chip's ability to dissipate heat by shortening the heat transfer path, thereby allowing the semiconductor devices to operate at high power levels. We believe that the needs of chip fabricators for backgrinding equipment will increase in the near future due to the move within the industry toward thinner chips, as well as the fact that backgrinding is now finding a new application in the manufacturing of 3-D stacked chips. These 3-D stacked chips increase the density and performance of semiconductor devices by extending the area available for chip structure to more than one level of silicon. These new chips will require the development of advanced wafer grinding and polishing tools, which we are currently working to develop.

SILICON WAFER AND SILICON WAFER EQUIPMENT INDUSTRY

         Silicon wafers are the prime building blocks for almost all semiconductor integrated circuits. The quality of an integrated circuit is highly dependent upon the quality of the silicon prime wafer it is built on. All silicon wafers must meet stringent specifications, including purity grade, high dimensional accuracy and good surface integrity. Manufacturing wafers to conform to these high standard requires sophisticated equipment that is constantly evolving and being replaced to meet the demands of the next generation of wafers.

         A typical and simplified process for manufacturing a semiconductor chip wafer involves generating a cylinder-shaped silicon ingot that is sliced into rough silicon wafers. The wafers undergo various process steps, including lapping, edge-grinding and polishing steps to create the desired wafer flatness, surface finish and edge profile characteristics. Our products perform the final polishing process step prior to the wafers being cleaned and packaged.

         The silicon wafer equipment market is growing to keep pace with the increasing number of chips required by the world's markets. We believe that growth is being driven by the transition to 300mm wafers and the new manufacturing methodologies needed to produce silicon wafers suitable for ever-shrinking chip geometries. An additional growth driver for the silicon wafer equipment industry is the emergence the People's Republic of China as the most cost effective location for silicon wafer fabrication facilities. While some pre-existing equipment will be re-used as silicon wafer fabrication facilities are moved from Japan, Taiwan, the United States and Germany to the People's Republic of China, the move will also create an opportunity for market participants to re-equip facilities in those countries with new, state-of-the-art equipment.

     SILICON WAFER NICHE MARKETS

         In addition to the overall silicon wafer industry, we also serve several niche markets and applications, including SOI, within this broad industry. SOI wafers are used to produce the most sophisticated logic-integrated circuits, including microprocessors, high power devices and micro-electromechanical systems, or MEMS, components for sensors and actuators. SOI wafers are manufactured by bonding together two silicon wafers separated by an insulating layer, usually silicon dioxide. They are difficult to produce and require more processing steps than typical silicon wafers.

         Another niche market for wafer fabrication equipment is in the production of compound semiconductor wafers and LEDs. Compound-semiconductor wafers are used in the manufacture of high performance chips for special applications and opto-electronic devices such as light sensors and light emitting devices such as LEDs. LEDs are also manufactured using other wafer-form substrates, such as sapphire and silicon carbide. These materials are difficult to process and require special grinding and polishing tools. We currently produce a range of products that can be utilized in the fabrication of both compound-semiconductor wafers and LEDs. We believe that these niche markets represent a very attractive target market for our product offerings.

DATA STORAGE INDUSTRY

         Management estimates the global data storage market, including the hardware market and companion services, to be in excess of $70 billion. The demand for increased data storage capacity is driven by the increasing quantity and diversity of information that is created and managed digitally. As data storage hardware, software, and transmission networks continue to deliver improved cost/performance, new and expanded applications have emerged that more efficiently support critical business processes.

         Within the data storage market, the growing demand for disc drives is focused on two areas:

         o CONSUMER ELECTRONICS. Increasingly, high-performance computing and communications functions and disc drives are being incorporated into consumer electronics devices. For example, many of today's digital video recorders, digital music players, video game consoles and advanced television set-top boxes now incorporate high performance computing functions and disk drives. In addition, faster connections to the Internet and increased broadband capacity have led to consumers downloading greater amounts of data than ever before, expanding the market for disc drives for use in new consumer and entertainment appliances. The adoption and rapid growth of the use of disc drives in these applications will be facilitated by the development of low-cost disc drives that meet the pricing requirements of the consumer electronics market.

         o MOBILE COMPUTING. We believe that the mobile computing market will grow faster than any other personal computer segment, as price and performance continue to improve and notebook computers become an attractive alternative to desktop computers. Notebook systems are also becoming progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance.

         New applications for hard disk storage technology, as well as market growth in China and other Asian markets, are factors that have contributed to a strong growth spurt in this industry. These new applications require more sophisticated manufacturing processes and methods than previously existed. As a consequence of this growth and demand for more sophisticated products, older manufacturing methods are being phased out in favor of more efficient and advanced technologies such as CMP. CMP polishing steps used in manufacturing of semiconductors are now used almost universally for the production of the read-write heads used in these drives. Our products are used to perform these CMP polishing steps.

LED INDUSTRY

         An LED is a semiconductor device that emits incoherent narrow spectrum light and the effect is considered a form of electroluminescence. LEDs can emit light in the infrared, visible or ultraviolet spectrums and are rapidly replacing incandescent and fluorescent lamps in a multitude of applications. LEDs are fabricated on wafers utilizing process steps similar to semiconductor chip fabrication. Rather than using a silicon wafer as the substrate, harder wafer materials such as silicon carbide and sapphire are used in the fabrication of LEDs. Our products perform the backgrinding step to reduce wafer thickness prior to the wafers being diced into individual LED devices. We believe that the lower cost of manufacturing LEDs, their vastly extended life, and their energy efficiency will fuel this trend toward LEDs into the foreseeable future.

PRECISION OPTICS INDUSTRY

         We believe that the demand for optical-based components is growing rapidly. These components are utilized in a wide variety of products, including DVD players, digital cameras, and night vision equipment. In addition, optical devices are currently being used in many applications in the telecommunications industry. We make a wide variety of tools which grind and polish materials such as glass, crystals, ceramics, compound semiconductor materials, metals, and plastics to make lenses, prisms, displays, mirrors and other products. Although it is difficult to quantify total market size, optics has become, and will continue to serve as, a source of stable and substantial revenue and growth for us. Growth drivers for the optics industry include the increased demand for consumer electronics, the need for more sophisticated tools, the introduction of semiconductor manufacturing technology to the field of optics, and opportunities in China.

OUR COMPETITIVE STRENGTHS

         We believe the following strengths serve as a foundation for our strategy:

         o QUALITY, EXCELLENCE AND RELIABILITY. Over the years, we have manufactured what we believe to be high quality products that are robust, reliable and long-lasting. For example, NTEGRITY(TM), our first generation CMP tool developed in 1991, is still being sold today and maintains a large installed base.

         o HIGHLY CONFIGURABLE AND FLEXIBLE TOOLS. We focus on developing tools that are flexible for our customers, rather than wafer size specific tools. All of our tools are capable of processing multiple wafer sizes, in multiple configurations. For example, our new NTREPID(TM) CMP tool is unique in the semiconductor industry in its ability to convert from 200mm to 300mm wafer processing capability in a matter of hours. This flexibility and configurability has enabled us to serve a wider variety of markets and product applications with just a single tool.

         o PRODUCT DEVELOPMENT IN PARTNERSHIP WITH CUSTOMERS. To compete against much larger competitors, we have historically partnered with our customers to develop products that fit their needs. For example, we recently partnered with Cree, Inc. to develop a new grinding machine specifically focused on the emerging LED market, after larger industry players showed little interest in helping Cree develop a machine that would meet their requirements. Working with Cree, we developed a machine with what we believe to be significant technological advantages over other tools. We are now established as a preferred vendor for Cree, which in turn has provided us with additional opportunities with other customers.

         o INNOVATIVE TECHNOLOGY APPLICATIONS AND PRODUCT OPTIONS. With a focus on building cutting edge tools, we have developed a host of advanced technologies that have allowed us to differentiate our products from those of our competitors. These technologies include the SMARTPAD(R) optical endpoint detection system for CMP, the NOVATION(R) sub-aperture grinder/polisher, and variable input pneumatic retaining ring (ViPRR(TM)) and membrane wafer carrier technologies. All of these technologies are protected by multiple patents, pending patents and trade secrets.

         o NEXT GENERATION TOOLS. We have developed next generation tools for over 50 years. By utilizing our proprietary technology and working closely with customers, we have developed several new next generation tools that are just now being introduced into the market. The NTREPID(TM), our next generation 300mm automatic CMP tool and wafer polisher, incorporates a host of new technologies and features a highly configurable and efficient design. We believe that NTREPID(TM) is a cost effective product given its low cost of ownership and a high throughput for its small footprint. Our other next-generation tools include NOVATION(R), NVISION(TM), CMP ENHANCEMENT(TM), and a prototype 300mm wafer grinder, which has been used for advanced product development by one of the world's foremost chip manufacturers.

OUR STRATEGY

         The primary elements of our business strategy include:

         INCREASE OUR CURRENT MARKET PRESENCE AND SELECTIVELY PURSUE NEW OPPORTUNITIES IN MAINSTREAM MARKETS. We intend to use our newly-developed products to increase our current market share and selectively pursue new opportunities in the mainstream semiconductor CMP and silicon wafer markets. These products include NTREPID, our advanced next-generation 300mm wafer polisher, and NVISION, our newly-developed endpoint detection system.

         CONTINUE TO FOCUS ON UNDERSERVED SEMICONDUCTOR NICHE MARKETS AND OFFER HIGH VALUE PRODUCTS. With a comprehensive product line, we intend to continue to look for semiconductor niche markets and new product applications where we can quickly use our competencies to become a market leader. We believe that many of our target customers seek high value products that combine quality, excellence and reliability at prices competitive with other leading products offered in the marketplace. We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to higher-priced products offered by some of our competitors.

         EXPAND OUR PRESENCE IN THE PEOPLE'S REPUBLIC OF CHINA. We intend to expand our marketing and sales efforts in the People's Republic of China. Our strategy to expand our presence in the People's Republic of China is comprised of two main elements. First, we intend to leverage our low price advantage to become the equipment supplier of choice for Chinese companies that acquire outdated chip production lines from the West, where low capital equipment cost is a key to profitability. This strategy utilizes our existing product lines and sales representatives. Second, we intend to leverage our technical capabilities, our new NTREPID(TM) CMP tool and our patent position to partner with a People's Republic of China-based semiconductor and silicon wafer manufacturer to assist them in their pursuit of more mainstream semiconductor CMP and silicon wafer fabrication applications in the People's Republic of China and throughout the world using our technology and products. Although both elements of our expansion strategy are in the initial stages, they are beginning to show some success. For example, our equipment is currently used by several Chinese companies that have taken over outdated chip production lines formerly manufactured in the West. In addition, on December 1, 2006, we entered into a non-binding Memorandum of Understanding with the 45th Research Institute, an agency funded by the government the People's Republic of China, to enter into a joint venture to research, develop, design, manufacture, sell and service within the People's Republic of China advanced next-generation CMP products. The Memorandum of Understanding was amended and restated on December 1, 2006 and expired in February 2008. However, we and the 45th Research Institute continue to negotiate the terms of a joint venture agreement along the lines of the original Memorandum of Understanding. In addition, in March 2008, we entered into a sales representative agreement with the 45th Research Institute which allows the 45th Research Institute to sell our existing product line on a non-exclusive basis in the People's Republic of China. Although we continue to have discussions with the 45th Research Institute with respect to a joint venture agreement, no assurance can be given that we will be successful in entering into such agreement upon any terms, including the terms set forth in the original Memorandum of Understanding.

         CONTINUE TO DEVELOP NEXT GENERATION PRODUCTS. We believe that our future success is dependent on our ability to continue to develop next generation products and technologies. For example, we are in the process of designing a new optical end-point detection system for CMP products that will allow this key enabling technology to be implemented for the first time on the large installed base of our competitors' CMP tools. Another example of our forward thinking is the patents and prototypes we have for an advanced wafer grinding tool.

         PURSUE STRATEGIC TECHNOLOGY AND/OR PRODUCT ACQUISITIONS. We intend to selectively pursue acquisitions of technology and/or products that enhance our position in the markets in which we compete. We believe that because of our distribution capabilities, strong sales organization and relationships with long-standing customers, we are well positioned to take advantage of acquiring, licensing or distributing other products or technology.

PRODUCTS AND SERVICES

         We have a comprehensive product line of polishing, grinding and optics tools that serve a wide range of markets and product applications. We have built a core competency designing innovative and quality manufacturing tools that provide high-yield cost-effective solutions to our customers.

     NTREPID(TM)

         Our newest product offering , NTREPID(TM), is a next generation 300mm wafer polisher. NTREPID(TM) is designed to meet the needs of customers in several market segments, including semiconductor CMP and silicon wafer fabrication, data storage, and SOI. We believe this system has a much larger market potential than NTEGRITY(TM), our previous generation product.

         NTREPID(TM) is a highly configurable polishing system that combines a proven rotary polishing platform and advanced carrier technology in a low-cost, compact footprint. We believe that it is a highly reliable system with the potential to provide customers with higher yields. NTREPID(TM) takes elements from our NHANCE(R) 300mm research and development CMP system and earlier 300mm production technologies. It is the culmination of CMP technologies developed at Strasbaugh over the past 15 years. The tool is available in several configurations to best suit the needs of semiconductor and silicon wafer fabrication. In addition, NTREPID(TM) supports a range of wafer sizes up to 300mm and easily converts from 200mm to 300mm in four hours. It supports serial or parallel processing for one, two or three table polishing processes. NTREPID(TM) also utilizes our ViPRR(TM) carrier technology, which will keep this tool competitive through the 90nm and 65nm technology nodes to 45nm and beyond.

         After a successful beta introduction, the first production version of NTREPID(TM) was shipped during the first quarter of 2007. We also plan to demonstrate a number of NTREPID(TM) tools for strategic customers throughout the world. NTREPID(TM) currently sells for between $1.2 million and $2.5 million depending on the market applications. Sales of NTREPID(TM) for 2007 totaled approximately $1.4 million.

     NOVATION(R)

         We believe that NOVATION(R) is the only system capable of performing the whole wafer super-thinning process, a new means of thinning and polishing the backside silicon of a semiconductor wafer. Instead of isolating and preparing an individual die, NOVATION(R) prepares the entire surface of the wafer at once, which reduces sample preparation time from weeks to days. After successful beta testing at two locations, the world's largest semiconductor company recently adopted NOVATION(R) as its preferred wafer polisher for this application. NOVATION(R) currently sells for approximately $450,000. We have not made any sales of this product since 2004.

     NVISION(TM)

         NVISION(TM) is a newly developed endpoint detection system designed to control semiconductor and SOI CMP wafer processes for the newest generation integrated circuits. NVISION(TM) combines multiple endpoint capabilities, optical signal, spindle motor current, table motor current and pad temperature, into one system. Using our proprietary SMARTPAD(R) technology, we believe NVISION(TM) is a key technological breakthrough for endpoint detection systems with the potential for use on most major brand CMP tools. Our first order for the production version NVISION(TM) system was shipped in the first quarter of 2007. NVISION(TM) currently sells for approximately $200,000. We have not made any sales of this product since 2004.

     CMP ENHANCEMENT(TM)

         CMP ENHANCEMENT(TM) uses our ViPRR(TM) wafer carrier technology that has applications on the approximately 1,000-tool installed base of Integrated Process Equipment Corporation, or IPEC, and Speedfam CMP tools. Wafer carriers are a key enabling technology in CMP machines and account for a large portion of what differentiates one CMP tool from another. We believe that CMP ENHANCEMENT(TM) significantly improves process performance, increases yields through reduced edge exclusion and greater uniformity control, and extends the useful life of a customer's tools. CMP ENHANCEMENT(TM) offers the additional benefit of demonstrating our advanced CMP technology, positioning our new NTREPID(TM) system as a possible successor to these older tools. After extensive evaluation by a customer, we received our first large multi-quantity IPEC version CMP ENHANCEMENT(TM) order in 2005. We introduced and received our first Speedfam version order in early 2006. CMP ENHANCEMENT(TM) currently sells for approximately $75,000. We have not made any sales of CMP ENHANCEMENT(TM) since 2005.

     NTEGRITY(TM)

         With over 300 tools in use by high-production semiconductor fabrication facilities throughout the world, our NTEGRITY(TM) 200mm CMP system has a proven record of adaptability and reliability. We believe that NTEGRITY(TM) is the leading choice for the demanding data storage industry and for emerging applications such as SOI, LED and MEMS. For applications not requiring an integrated cleaner, we believe that NTEGRITY(TM) provides the highest throughput per dollar of capital cost and the highest throughput per square foot of clean room space of any CMP tool currently available. Introduced in 1991, NTEGRITY(TM) currently sells for approximately $650,000 to $1,500,000. Sales of NTEGRITY(TM) were approximately $1.6 million and $1.9 million for 2006 and 2007, respectivelY.

     NFINITY(R)

         NFINITY(R) is a high yield, 200mm wax mount silicon wafer polisher. With over 180 tools installeD worldwide, NFINITY(R) continues to be one of our top sellers due to its ability to produce superior wafer flatness, low cost of ownership, consistent wafer-to-wafer process performance and reliability. This product was introduced in 1997. NFINITY(R) currently sells for approximately $580,000 to $1,000,000. Sales of NFINITY(R) werE approximately $4.3 million and $5.2 million for 2006 and 2007, respectively.

     NGENUITY(TM)

         NGENUITY(TM) is a wafer grinder use for the precision grinding of smaller substrates used in most emerginG wafer-based applications, including semiconductor, photonics, compound semiconductor, MEMS, optics, and other applications. With advanced technical features, such as cassette to cassette wafer handling, force adaptive grinding, closed loop thickness control, and automatic spindle height setup, NGENUITY(TM) delivers advanced procesS control to emerging industries at what we believe to be highly competitive prices. Introduced in 1987, NGENUITY(TM) currently sells for approximately $211,000 to $325,000. Sales of NGENUITY(TM) were approximately $565,000 aND $459,000 for 2006 and 2007, respectively.

     NTELLECT(R)

         NTELLECT(R) is a high volume production wafer grinding tool combining process precision with a robust design. NTELLECT(R) is used for demanding applications, such as SOI and the grinding of hard substrates that cannoT be efficiently processed by other designs. Among the hard materials this tool can process is silicon carbide, the emerging substrate for production of the latest generation of LEDs. NTELLECT(R) is also used for grinding extremelY brittle compound semiconductor materials used in the photonics market. Introduced in 1994, NTELLECT(R) currently sells for approximately $540,000. Sales of NTELLECT(R) were approximately $3.3 million and $1,135,500 for 2006 and 2007, respectively.

     NSPIRE(TM)

         NSPIRE(TM) is an economical CMP tool for 75mm to 200mm research and development, failure analysis, and loW volume production. This tool is used in universities, research institutes, and early development technology companies. NSPIRE(TM) provides wafer carrier technology and process control in laboratory size packages. We believe that NSPIRE(TM) sales will increase as more photonic, telecom, MEMS and other advanced products move to wafer-based production.

         Introduced in 1995, NSPIRE(TM) currently sells for approximately $250,000. Sales of NSPIRE(TM) were approximately $195,000 and $396,000 for 2006 and 2007, respectively.

     NHANCE(R)

         We believe that NHANCE(R) is one of the most sophisticated 300mm-capable research and development and low volume production CMP system in the world. Unlike some of its competitors, this tool is capable of matching or exceeding the process precision of full 300mm production CMP tools costing $4 million or more. NHANCE(R) is used bY consumables manufacturers developing the slurries and pads used in today's most advanced silicon wafer facilities. It is also being used for sample preparation for failure analysis. Introduced in 2000, NHANCE(R) currently sells for approximately $450,000. Sales of NHANCE(R) were $0 in 2006 and $455,000 in 2007.

     NCOMPASS(R)

         NCOMPASS(R) is a robust wafer edge profiling tool that has established a position in the rapidly growing application of SOI and other types of bonded wafer production. It is a simple wafer processing platform, with high throughput and a flexible control system, which can be readily adapted to new applications. NCOMPASS(R) recently beat all competitors for a high precision edge profiling application on a new generation of glass-based bonded wafers. Introduced in 1986 and completely updated in 2002, NCOMPASS(R) currently sells for approximately $270,000. Sales of this product were approximately $350,000 during 2006. We did not make any sales in 2007.

     OPTICS PRODUCTS

         We offer a full line of optical polishing (NFOCUS(TM)), ring lapping (NGAUGE(TM)), continuous pitch polisHING (NSPEC(TM)) and curve generator (NLIGHTEN(TM)) tools. We have sold over 12,000 optical tools and we believe that WE have the world's most comprehensive product line. We also believe that our optical tools provide more sophisticated and full-featured controls, precise and reliable performance and long tool life than those of our competitors. These products currently sell for between approximately $10,000 and $500,000. Sales of these products were approximately $990,000 and $659,000 for 2006 and 2007, respectively.

     SERVICE, PARTS AND CONSUMABLES

         Our large installed equipment base provides us with a source of recurring service, parts and consumables revenues. We have an international network of field service engineers and we provide a variety of different service options, and tailor service requirements to meet the needs of each customer. A one-year warranty covering parts and labor is included with each new tool. When designing custom service plans, we can provide as much or as little as the customer requires. For example, service plans range from on-site field service engineers to regularly scheduled maintenance with technical support available 24 hours per day, 7 days a week. Many customers contract for regularly scheduled maintenance programs in which our service engineers calibrate, adjust and clean their tools at regular intervals. Typically running between $20,000 and $100,000 per year, service plans are negotiated with the customer depending upon the type of machine and the level of service requested. We also have a 24-hour service line to field any emergency calls.

         With a large installed base of tools, we also enjoy a sizable parts and consumables business. Service, parts and consumables accounted for approximately $7.8 million in revenues for 2007, or 40% of net revenues. Parts include valves, pulleys, belts, motors, joints, carriers and any of the thousands of parts used in our tools. Parts are purchased in three different ways: spare parts kits that include the most commonly needed parts for each machine; single parts as needed;

and by consignment at customer facilities. Consumables include wafer retaining rings, wafer films, shims, conditioning discs and other parts of the system that typically wear out in conjunction with wafer processing. Consumables sales are made on a recurring basis and are generally more predictable than spare parts sales.

CUSTOMERS

         We maintain long-standing relationships with our core customers. Our main customers include leading semiconductor device manufacturers, silicon wafer manufacturers, data storage companies, and a multitude of smaller customers in multiple niche markets. With over 850 distinct customers in the last five years and over 700 tools installed, we have a large, active and diverse customer base. Our top five customers accounted for 50% and 51% of net revenues during 2007 and 2006, respectively. Two customers each accounted for more than 10% of net revenues during 2007 and 2006. Our customers purchase our products by issuing purchase orders from time to time. We do not have long-term purchase orders or commitments with our customers. As a result, our customers may terminate their relationship with us at any time.

         Within the semiconductor industry, we have a large installed base of tools at companies such as Western Digital Corporation, NEC Corporation, Altis-IBM and United Microelectronics Corporation. In addition to these market leaders, we have a large number of second- and third-tier specialty customers, including Freescale and On Semiconductor, that prefer lower prices, better service and more customized solutions. We also sell a significant number of tools to testing laboratories and research and development facilities at large device manufacturers, as well as university research laboratories.

         In the silicon wafer industry, we sell to silicon wafer manufacturers that perform the front-end polishing of the wafer before selling it to device manufactures. In this industry, our largest customers include LG International and MEMC Electronic Materials, Inc. In the LED industry, we sell to the market leaders of high-end devices, including Cree, Inc. In the data storage industry, our customers, Seagate, Hitachi and Headway, are markets leaders in manufacturing disk drives and memory applications. In the optics industry, we have been manufacturing and selling machines to thousands of customers since 1948. Optics tools are sold to a wide variety of customers and industries, including aerospace, defense, optical labs, research institutions and medical applications. Additionally, our two distributors, Euris (Europe) and Yokogawa (Japan), are also significant customers.

SALES AND MARKETING

         Our sales and marketing strategy focuses on establishing Strasbaugh as the premier provider of polishing and grinding equipment by developing long-term relationships with our active customer base. A key competitive advantage of our sales process lies within our customer-focused approach. We frequently collaborate with our leading customers to refine existing product lines and design new innovations to meet their specific requirements.

         With a wide variety of markets served and product applications, we target markets where we can be a market leader, such as data storage, LED and precision optics. In mainstream markets, such as semiconductor CMP and silicon wafer, we target applications where we can be the more customer-focused, low-cost alternative to larger competitors with more expensive tools.

         We utilize a direct sales force for sales in the United States and Japan who are employees of Strasbaugh and who are paid a base salary plus commission. In the United States, our sales professionals sell equipment by geographic region - Eastern, Southern and Western United States. Another sales professional focuses exclusively on optics worldwide. With an average of eight years' tenure at Strasbaugh, sales professionals are extremely knowledgeable about our products and the markets in which we sell. Our Vice President of

Worldwide Sales and Marketing is responsible for managing our direct sales professionals and international network of representatives and distributors.

         Outside of the United States and Japan, we rely on a highly technical and sophisticated network of sales representatives and distributors. Sales in Europe are handled by a distributor that has worked with us for ten years. Sales in China, Taiwan, South Korea and the rest of Asia are handled by representatives who have also worked with us for many years. Both distributors and sales representatives offer our full line of products. Distributors purchase products directly from us at our domestic retail price and then mark up their prices for sales in Europe. Our sales representatives are paid a commission of 12% - 15% of the total amount of sales made by each such sales representative. Neither our distributors, sales representatives nor the ultimate end users of our products have return or exchange rights with respect to our products. Also, we do not offer any further sales incentives such as advertising or exclusivity charges or a right of return. Our distributors and sales representatives may enter into maintenance contracts with their customers and the particular distributor or sales representative will pay us directly for time and material should our employees be used to provide maintenance services.

         Our sales professionals, sales representatives and distributors strive to develop close relationships with current and prospective customers. We maintain constant contact with customers to assess their needs and to update them on the latest product developments. In addition, our sales professionals regularly attend national and international trade and technical shows to stay abreast of industry trends and foster deeper relationships with customers. After contact has been initiated with a potential client, we conduct a variety of meetings and presentations to introduce our products and services. Typically, customers will be provided with price quotations, tool and process specifications, and product demonstrations before an order is produced.

COMPETITION

         Substantial competition exists for our products. Competitors range from small companies that compete with us with a single product and/or in a single region to global companies with multiple product lines. We believe that our strong competitive position is based on our ability to successfully provide products and services that address customer requirements.

     SEMICONDUCTOR CMP

         Applied Materials and Ebara are the market leaders in mainstream semiconductor CMP products. The remaining market is divided among several smaller companies. We have traditionally focused on CMP niche and specialty applications in which Applied Materials does not concentrate or materially participate. However, the launch of NTREPID(TM) provides us with the opportunity to compete on a technical basis in the significantly larger mainstream semiconductor CMP market. In this market, we plan to focus on non-copper CMP applications where Ebara has a leading market share and avoid competing directly with Applied Materials, which focuses on copper applications.

     SEMICONDUCTOR NICHE MARKET AND APPLICATIONS

         Within our small niche markets and applications, we face competition from a variety of companies. In failure analysis, we face competition from other manufacturers of semi-automated CMP tools, including Logitech and MAT, Inc. Logitech and MAT, Inc. tools are designed to compete against NSPIRE(TM) and NHANCE(R), which are CMP tools adapted to this application. In response to our competition, we developed a next generation tool specifically for failure analysis, NOVATION(R). Currently, we are not aware of any competition for NOVATION(R).

         Our main competition in backgrinding is Disco Corporation, with what we believe to be an estimated 80% market share, followed by two other Japanese companies, Okamoto and Accretech. Although, we have sold both NTELLECT(R) and NGENUITY(TM) grinders for this application, we avoid these older mainstream applications and focus OUR efforts on growth markets where we can have a leading position or a differentiated technology.

     SILICON WAFER FABRICATION AND NICHE MARKETS

         In silicon wafer fabrication and niche markets, our primary competition is from Lapmaster and Peter Wolters (now owned by Novellus). We believe that our NTREPID(TM) polisher is a generation ahead of the tools offereD by these competitors.

     SOI/MEMS

         We have been successful in marketing our NTEGRITY(TM) product to smaller customers in the SOI market, but have not able to gain wide acceptance with the larger companies that require newer technologies unavailable on NTEGRITY(TM), such as integrated cleaning, 300mm-capable wafer grinding and optical endpoint detection. The first installation of our new NVISION(TM) optical endpoint tool was to a major SOI producer and the launch of NTREPID(TM) will provide the other technical innovations required to compete in this market.

         MEMS are mostly low volume applications where there is no need for sophisticated high volume production tools. We face competition in this market primarily from de-commissioned Integrated Process Equipment Corp. CMP tools.

     LED

         In the LED market, our main competition comes from Disco Corporation for the sale of grinders. We have developed a market-leading position with respect to Disco Corporation and others by anticipating a shift to silicon carbide as a substrate for the production of LED devices. Cree, Disco Corporation, Okamoto and Accretech are attempting to enter this market with adaptations of the same grinders they use for semiconductor backgrinding.

     DATA STORAGE

         Our main competitors in the data storage market are Applied Materials and Ebara. However, these companies have not adapted their products to the particularly demanding polishing requirements of this market. We believe that lower-tiered CMP equipment companies do not have the technology to compete effectively in this market.

     OPTICS

         Our optics products face competition from lower quality and cheaper tools from Asia, as well as from products offered by small family-owned businesses.

MANUFACTURING

         Our headquarters are located approximately 185 miles south of San Jose in San Luis Obispo, California. We lease a 135,000 square foot building partially owned by Alan Strasbaugh our Chairman of the Board and major shareholder. The facility is comprised of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of clean rooms (60% Class 100, 40% Class 10). All of our manufacturing is completed at these facilities with full ability for design, fabrication, assembly and distribution requiring a minimal amount of outsourcing. We estimate that current manufacturing capacity provides us with the ability to substantially increase sales with only the addition of personnel and relatively little capital equipment expenditures. We estimate that the facilities, machinery and equipment will support annual net revenues of approximately $100 million.

PRODUCT DEVELOPMENT

         Product development is spearheaded by our senior management and our intellectual property committee, which evaluates the development of new products and new market applications for existing products. For example, the NSPIRE(TM) and NHANCE(R) were first introduced into the market as high performance CMP tools for research and development applications. To widen the application of these tools, we developed a new process called "whole wafer deconstruct" and launched these tools into the failure analysis market reusing existing technology for a completely new application.

         Between 2002 and 2005, we increased our research and development budget to continue the development of leading next generation tools and technologies. We spent over $10 million in product development and research and development during this period. The result was the development of three new major tools (NTREPID(TM), NOVATION(R), AND NVISION(TM)) and one system upgrade (CMP ENHANCEMENT(TM)). We believe that these products will be fully accEPTeD into the market. These products are now beginning to generate revenue, and we believe that they will comprise a significant portion of our future revenue.

         In addition, our engineering team is currently developing the 7AG, a new modular 300mm-capable wafer grinder that has the capability to bring grinding into front-end-of-line semiconductor manufacturing for the first time. The prototype of this tool has been used for several months by the world's foremost chip manufacturer to demonstrate a new chip manufacturing methodology that has the potential to expand the market for wafer grinding tools. The 7AG was also designed to be highly competitive for next generation industry requirements in other industries, such as silicon wafer, solar cell, LED and advanced chip packaging.

INTELLECTUAL PROPERTY

         We believe that we have a broad intellectual property portfolio. We primarily own intellectual property protecting the design features or operating methods for tools manufactured by us for polishing or grinding semiconductor and silicon wafers. Our portfolio consists of 123 trade secrets and processes, 70 issued patents, 12 licensed patents, and 45 patents pending. Our ten most important patents were issued between June 1995 and July 2007. The duration of these patents runs until between June 2012 and August 2024. The duration of our entire patent portfolio also runs until between June 2012 and August 2024. With customers worldwide, we have received international patents covering Japan, China, Taiwan, Europe, Korea and Singapore.

         In 2000, as part of a capital infusion by Lam Research Corporation, or Lam, into R. H. Strasbaugh, we sold certain intellectual property to Lam, or Lam Intellectual Property, for $4 million and concurrently entered into a License Agreement with Lam. Pursuant to the terms of the License Agreement, for the duration of the License Agreement, which is perpetual unless terminated as described below, Lam granted to us a non-exclusive, royalty-free worldwide license to use, upgrade, or modify the Lam Intellectual Property in industries that develop, design, make, use, sell, repair or service semiconductor processing equipment used in the fabrication of integrated circuits. These industries are collectively referred to in this Report as the Semiconductor Processing Equipment Industry. Additionally, pursuant to the License Agreement, Lam granted to us an irrevocable, perpetual, exclusive, royalty-free worldwide license to use the Lam Intellectual Property in any industry except the Semiconductor Processing Equipment Industry. The License Agreement may be terminated upon either party breaching a material provision of the License Agreement, ceasing to do business, ceasing to carry on as a going concern or becoming insolvent. The licensed intellectual property originally consisted of 6 issued patents, 9 patent applications and 19 internal disclosures related to CMP. At this time, 12 patents have been issued and licensed back to us.

TRADEMARKS

         Our trademarks are filed and/or registered for a series of product names, all beginning with the letter "n." We currently have six registered trademarks, five trademarks and one trademark with a filed application for registration.

EMPLOYEES

         As of July 23, 2008, we employed 70 full and part-time employees. None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities. We generally consider our relationships with our employees to be satisfactory.

INTERNET WEBSITE

         Our Internet website is WWW.STRASBAUGH.COM. The content of our Internet website does not constitute a part of this Report.

ITEM 1A.   RISK FACTORS.

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IF ANY OF THE FOLLOWING RISKS, OR ANY OTHER RISKS NOT DESCRIBED BELOW, ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

     THE INDUSTRIES WITHIN WHICH WE COMPETE ARE CYCLICAL AND MAY EXPERIENCE PERIODIC DOWNTURNS THAT MAY REDUCE CUSTOMER DEMAND FOR OUR PRODUCTS WHICH, IN TURN, MAY HAVE AN ADVERSE IMPACT ON OUR RESULTS OF
     OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

         We operate and compete within the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, LED and precision optics industries. These industries are cyclical and have historically experienced periodic downturns, which have often resulted in a decrease in demand for capital equipment. Commencing in the third quarter of 2007, we have seen a marked downturn in many of the industries within which we operate and compete. This current downturn has resulted in a reduction in demand for our products which, in turn, we believe will have an adverse impact on our results of operations for 2008. A prolonged continuation of the current downturn in these industries or any future downturn may have an adverse impact on our future results of operations, cash flows and financial condition.

     WE HAVE INCURRED LOSSES IN THE PAST AND WE MAY INCUR LOSSES IN THE FUTURE. IF WE INCUR LOSSES IN THE FUTURE, WE WILL EXPERIENCE NEGATIVE CASH FLOW, WHICH MAY HAMPER OUR OPERATIONS, MAY PREVENT US FROM EXPANDING OUR BUSINESS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

         We incurred net losses of $777,000, $365,000, $775,000, $3.4 million and $3.7 million for the years ended December 31, 2007, 2005, 2004, 2003 and 2002, respectively, and we recorded net income of $1.2 million for the year ended December 31, 2006. We expect to incur net losses for the year ended December 31, 2008 and we may incur losses in future years due to, among other factors, instability in the industries within which we operate, uncertain economic conditions worldwide or lack of acceptance of our products in the marketplace. If we incur losses in the future, it may make it difficult for us to raise additional capital to the extent needed for our continued operations, particularly if we are unable to maintain profitable operations in the future. Consequently, future losses will result in negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not attain, sustain or increase profitability, our stock price may decline.

     THE INDUSTRIES WITHIN WHICH WE COMPETE ARE EXTREMELY COMPETITIVE. MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES AND GREATER NAME RECOGNITION THAN WE DO AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER FINANCIAL AND OTHER RESOURCES OR GREATER NAME RECOGNITION TO GAIN MARKET SHARE AT OUR EXPENSE.

         We believe that to remain competitive, we will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Applied Materials, Inc., Novellus Systems, Inc. and Ebara Corporation, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

     WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR TOTAL SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR NET REVENUES AND PROFITABILITY.

         A significant portion of our total net revenues are generated from a small number of customers. Our top five customers accounted for approximately 50% and 51% of our net revenues during 2007 and 2006, respectively. Two customers each accounted for more than 10% of net revenues during 2007 and 2006. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the industries in which we operate could cause a significant decline in our net revenues and profitability. Our ability to increase our net revenues in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which are largely beyond our ability to control.

     OUR POTENTIAL CUSTOMERS MAY NOT PURCHASE OUR PRODUCTS BECAUSE OF THEIR SIGNIFICANT COST OR BECAUSE OUR POTENTIAL CUSTOMERS ARE ALREADY USING A COMPETITOR'S PRODUCT WHICH, IN TURN, COULD CAUSE A DECLINE IN OUR SALES AND PROFITABILITY.

         A substantial investment is required to install and integrate capital equipment into a semiconductor or silicon wafer production line. We believe that once a manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once that customer has selected another vendor's capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could cause a decline in our sales and profitability. Any significant order cancellations or order deferrals could adversely affect our operating results.

     OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

         Our customers issue purchase orders requesting products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the purchase orders. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the industries within which we operate, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

     SOME OF OUR PRODUCT SALES CYCLES ARE LENGTHY, EXPOSING US TO THE RISKS OF INVENTORY OBSOLESCENCE AND FLUCTUATIONS IN OPERATING RESULTS.

         Sales of our products depend, in significant part, upon the decision of a prospective customer to add new manufacturing capacity or to expand existing manufacturing capacity, both of which typically involve a significant capital commitment. Our products typically have a lengthy sales cycle, often six to twelve months, during which time we may expend substantial funds and management effort. Lengthy sales cycles subject us to risks of inventory obsolescence and fluctuations in operating results over which we have little or no control. Because technology changes rapidly, we may not be able to introduce our products in a timely fashion.

     PRODUCTS WITHIN THE INDUSTRIES IN WHICH WE OPERATE ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY.

         The industries within which we compete are subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence. We believe that our future success depends on our ability to continue to enhance our existing products and their process capabilities, and to develop and manufacture in a timely manner new products with improved process capabilities. We may incur substantial unanticipated costs to ensure product functionality and reliability early in its products' life cycles. If we are not successful in the introduction and manufacture of new products or in the development and introduction, in a timely manner, of new products or enhancements to our existing products and processes that satisfy customer needs and achieve market acceptance, our sales and profitability will decline.

     WE OBTAIN SOME OF THE COMPONENTS AND SUBASSEMBLIES INCLUDED IN OUR PRODUCTS FROM A SINGLE SOURCE OR LIMITED GROUP OF SUPPLIERS, THE PARTIAL OR COMPLETE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

         We obtain some of the components and subassemblies for our products from a single source or a limited group of suppliers. From time to time, we have experienced temporary difficulties in receiving our orders from some of these suppliers. Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could adversely affect our sales and profitability and damage customer relationships by impeding our ability to fulfill our customers' orders. Further, a significant increase in the price of one or more of these components or subassemblies could adversely affect our profit margins and profitability if no lower-priced alternative source is available.

     WE MANUFACTURE ALL OF OUR PRODUCTS AT A SINGLE FACILITY. ANY PROLONGED DISRUPTION IN THE OPERATIONS OF THAT FACILITY WOULD RESULT IN A DECLINE IN OUR SALES AND PROFITABILITY.

         We manufacture all of our products in a facility located in San Luis Obispo, California. Our manufacturing processes are highly complex, require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, termination of our month-to-month lease of this facility, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, would result in a decline in our sales and profitability.

     WE RELY UPON SALES REPRESENTATIVES AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF OUR SALES. A DISRUPTION IN OUR RELATIONSHIP WITH ANY SALES REPRESENTATIVE OR DISTRIBUTOR COULD CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

         A significant portion of our sales outside of the United States are made through sales representatives and distributors. The activities of these sales representatives and distributors are not within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our sales representatives and distributors also provide field service and support to our customers. A reduction in the sales efforts or financial viability of these sales representatives and distributors, or a termination of our relationship with these sales representatives and distributors, could cause our sales and profitability to decline.

     WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OBTAIN LICENSES FOR THIRD PARTIES' INTELLECTUAL PROPERTY AND, THEREFORE, WE MAY BE SUBJECT TO ONE OR MORE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH MAY ADVERSELY AFFECT OUR SALES, EARNINGS AND FINANCIAL RESOURCES.

         Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately, and competitors may be able to develop similar technology independently. This may be especially true if we are successful in entering into a joint venture relationship with the 45th Research Institute or another joint venture partner located in the People's Republic of China. Additionally, patent applications that we may file may not be issued and foreign intellectual property laws, including those of the People's Republic of China, may not protect our intellectual property rights. There is also a risk that patents licensed by or issued to us will be challenged, invalidated or circumvented and that the rights granted thereunder will not provide competitive advantages to us. Furthermore, others may independently develop similar products, duplicate our products or design around the patents licensed by or issued to us.

         Litigation could result in substantial cost and diversion of effort by us, which by itself could adversely affect our sales, earnings and financial resources. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all.

     WE DEPEND ON THE SERVICES OF ALAN STRASBAUGH AND CHUCK SCHILLINGS, AND THE LOSS OF EITHER OF THEM COULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Our continued success depends in part upon the continued service of Alan Strasbaugh, who is our Chairman of the Board, and Chuck Schillings, who is our President and Chief Executive Officer. Each is critical to the overall management of Strasbaugh as well as to the development of our technologies, our culture and our strategic direction. For example, Alan Strasbaugh is a member of our technology committee and provides expertise on the development of our products, and Chuck Schillings is instrumental in developing and maintaining close ties with our customer base. Although we have entered into employment agreements with Messrs. Strasbaugh and Schillings, neither of these agreements guarantees the service of the individual for a specified period of time. In addition, we do not maintain "key-person" life insurance policies on Messrs. Strasbaugh and Schillings. The loss of either Alan Strasbaugh or Chuck Schillings could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of either Alan Strasbaugh or Chuck Schillings could adversely affect our business, financial condition and results of operations.

     OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD PREVENT US FROM ACHIEVING OUR GOALS.

         Our strategy envisions a period of growth that may impose a significant burden on our administrative and operational resources. The growth of our business will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

     WE ARE EXPOSED TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

         International sales accounted for approximately 42% and 35% of our net revenues during 2007 and 2006, respectively. Our international sales are subject to certain risks, including the following:

         o        tariffs and other trade barriers;

         o challenges in staffing and managing foreign operations and providing prompt and effective support to our customers outside the United States;

         o        difficulties in managing foreign distributors;

         o governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of our products, or increase the cost of our operations;

         o longer payment cycles and difficulties in collecting amounts receivable outside of the United States;

         o inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

         o        global or regional economic downturns; and

         o geo-political instability, natural disasters, acts of war or terrorism.

         There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global markets within which we operate exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period.

                 RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

     BECAUSE CERTAIN ACTIONS TAKEN BY OUR PRIOR BOARD OF DIRECTORS MAY HAVE BEEN INCONSISTENT WITH PLAN OF DISSOLUTION APPROVED BY OUR SHAREHOLDERS AND APPLICABLE PROVISIONS OF CALIFORNIA LAW, WE COULD BE SUBJECT TO SIGNIFICANT LIABILITIES WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         On June 3, 2005, our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh (formerly, CTK Windup Corporation). Under the terms of the Plan of Dissolution and California law, after our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh, our activities were to be limited to conducting our business only insofar as necessary for the winding up of our company. Consequently, seeking shareholder approval of, and entering into, the Share Exchange Transaction, may be viewed and ultimately determined to be in conflict with the Plan of Dissolution and the disclosures we made in our Proxy Statement filed with the SEC, on May 5, 2005 relating to the special meeting of our shareholders at which we sought approval of the Plan of Dissolution. Additionally, the actions we took in connection with declaring and paying certain dividends after our shareholders approved the Plan of Dissolution may be viewed and ultimately determined to be in violation of California law. Although we believe that the activities we conducted after our shareholders approved the Plan of Dissolution were consistent with (i) the Plan of Dissolution, (ii) the disclosures we made in our proxy statement, (iii) applicable provisions of California law and (iv) our former board's fiduciary duties to our shareholders, our shareholders, the SEC, the California Commissioner of Corporations and/or the California Secretary of State may disagree with us. If that were to happen, we may be subject to an action by our shareholders, the California Commissioner of Corporations or the California Secretary of State for acting in a manner inconsistent with the Plan of Dissolution and/or an action by the SEC and/or the California Commissioner of Corporations for acting in a manner inconsistent with California law and/or disseminating a proxy statement that contained material misstatements. If it is determined that disclosures contained in our proxy statement seeking approval of the Plan of Dissolution were misleading and, as a result, violated federal or state proxy rules, we may also be subject to fines and other unspecified relief imposed by the SEC and/or the California Commissioner of Corporations. The dollar amount of any damages and/or fines and the costs associated with any potential shareholder lawsuit or action by the SEC, the California Commissioner of Corporations and/or the California Secretary of State is difficult for us to quantify, yet it could be significant. If it is significant, our financial condition would be materially and adversely affected.

         After our shareholders approved the Plan of Dissolution and before we obtained shareholder approval for the Share Exchange Transaction, our former board of directors declared and paid "extraordinary dividends" to our shareholders. Under California law, a corporation cannot revoke its election to wind up and dissolve after distributing assets pursuant to the corporation's election to wind up and dissolve. We believe that the dividends that were declared and paid were "extraordinary dividends" and not dividends made in connection with the distribution of assets pursuant to our election to wind up and dissolve. We also believe that the actions taken by our former board of directors with respect to the declaration of "extraordinary dividends" were consistent with California law. However, a contrary finding - namely, that the dividends were made pursuant to our election to wind up and dissolve and/or our board of directors did not have the power to declare any dividend, other than a dividend in connection with our election to windup and dissolve - could mean that we did not have the power to revoke our election to windup and dissolve, and consequently that we did not have the power to enter into the Share Exchange Transaction or the Series A Preferred Stock Financing or to grant options under our 2007 Share Incentive Plan, or 2007 Plan. If this were the case, we could potentially have violated the laws of the State of California and misrepresented to our shareholders (including the former shareholders of R. H. Strasbaugh) and holders of our issued and outstanding options and warrants that we had the power to enter into the Share Exchange Transaction and the Series A Preferred Stock Financing, to grant options under our 2007 Plan and to issue warrants, as the case may be. As a result, we could be subject to actions by the California Secretary of State, the California Commissioner of Corporations, our shareholders (including the former shareholders of R. H. Strasbaugh) and/or holders of our issued and outstanding options and warrants. One possible outcome of such action or actions could be a declaration that the securities we issued or may issue after our shareholders approved the Plan of Dissolution, including the shares of common we may issue upon conversion of our Series A Preferred Stock and exercise of warrants we issued in connection with the Series A Preferred Stock Financing, a portion of which shares of common stock are being offered and sold under this prospectus, are void. Additionally, the Share Exchange Transaction, the Series A Preferred Stock Financing (including the issuance of the Series A Preferred Stock and warrants to purchase common stock) and any option grants could be rescinded and we may be required to pay significant damages to those who received these securities. The dollar amount of any damages and costs associated with any of these potential actions is difficult for us to quantify, yet it could be significant. If it is significant, our financial condition would be materially and adversely affected.

     BECAUSE OF INACCURACIES CONTAINED IN A PRESS RELEASE WE ISSUED IN DECEMBER 2005, CERTAIN OF OUR SHAREHOLDERS MAY HAVE INACCURATELY REPORTED CERTAIN TAX BENEFITS ON THEIR FEDERAL INCOME TAX RETURNS WHICH COULD RESULT IN CLAIMS AGAINST US.

         On December 14, 2005, we issued a press release that contained an inaccurate representation of the extraordinary cash dividend issued on December 22, 2005. Contrary to our intention that both the dividends be treated as extraordinary cash dividends, the press release stated that the dividend issued on December 22, 2005 "will be treated for federal income tax purposes as a stock redemption in partial liquidation" of our business. As a result of our inaccurate and contradictory disclosures, some or all of the our shareholders may have reported one or both of the distributions we made in 2005 to the Internal Revenue Service, or IRS, as liquidating dividends rather than as extraordinary dividends. Although, in either case, the applicable tax rate would have been the same, if a shareholder characterized the dividend payment as a liquidating dividend rather than as an extraordinary dividend, the shareholder would have received an unintended benefit of being able to deduct the cost basis of the shares in determining the total amount of taxable gain or loss as a result of such distribution. If such a shareholder's tax return were audited by the IRS, the IRS may conclude that the shareholder should not have been able to utilize such benefit. This conclusion by the IRS could possibly result in an action by the shareholder against us to recover the amount of the lost benefit and any potential penalties imposed on the shareholder by the IRS as a result of the improper characterization.

     OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2007, the high and low closing bid prices of a share of our common stock were $2.52 and $1.50, respectively (which prices reflect the 1-for-31 reverse split of our common stock effected on May 24,
2007). On July 15, 2008, the last reported sale price of a share of our common stock was $1.20. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

         o conversion of our Series A Preferred Stock and exercise of our warrants and the sale of their underlying common stock;

         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

         o economic conditions specific to the industries within which we operate;

         o the timing of introduction of new systems and technology announcements and releases and ability to transition between product versions;

         o changes in the timing of product orders due to unexpected delays in the introduction of our products due to lifecycles of our products ending earlier than expected or due to declines in market acceptance of our products;

         o delays in our introduction of new products or technological innovations or problems in the functioning of our current or new products or innovations;

         o third parties' infringement of our intellectual property rights;

         o changes in our pricing policies or the pricing policies of our competitors;

         o        regulatory developments;

         o        fluctuations in our quarterly or annual operating results;

         o        additions or departures of key personnel; and

         o        future sales of our common stock or other securities.

         The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and resources.

     VOTING POWER OF A MAJORITY OF OUR COMMON STOCK IS HELD BY THREE SHAREHOLDERS WHO, AS A RESULT, ARE ABLE TO CONTROL OR EXERCISE SIGNIFICANT INFLUENCE OVER THE OUTCOME OF MATTERS TO BE VOTED ON BY OUR SHAREHOLDERS.

         Alan Strasbaugh, our Chairman of the Board, Larry Strasbaugh, the brother of Alan Strasbaugh, and Lloyd I. Miller III, have voting power equal to approximately 60% of all votes eligible to be cast at a meeting of our shareholders. As a result of their significant ownership interest, these shareholders will be able to control or exercise significant influence with respect to the election of directors, offers to acquire Strasbaugh and other matters submitted to a vote of all of our shareholders.

     SHARES OF OUR COMMON STOCK ELIGIBLE, OR TO BECOME ELIGIBLE, FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of July 23, 2008, we had outstanding 14,201,587 shares of common stock, of which approximately 13,770,366 shares were restricted under the Securities Act of 1933, as amended, or Securities Act. As of July 23, 2008, we also had outstanding options, warrants, and Series A Preferred Stock that were exercisable for or convertible into approximately 8,555,886 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    THE CONVERSION OF OUR SERIES A PREFERRED STOCK AND THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT, IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND CAUSE US TO INCUR ADDITIONAL EXPENSES.

         Under the terms of our Series A Preferred Stock and existing warrants to purchase our common stock, and outstanding options to acquire our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series A Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series A Preferred Stock, options and warrants. In addition, holders of the Series A Preferred Stock and warrants have registration rights with respect to the common stock underlying such Series A Preferred Stock and warrants, the registration of which will cause us to incur a substantial expense.

      THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD DECLINE IF OUR SERIES A PREFERRED STOCK AND WARRANTS ISSUED TO OUR INVESTORS ARE CONVERTED OR EXERCISED AT A REDUCED PRICE DUE TO OUR ISSUANCE OF LOWER-PRICED SHARES WHICH TRIGGER RIGHTS OF THE HOLDERS OF OUR SERIES A PREFERRED STOCK AND WARRANTS TO RECEIVE ADDITIONAL SHARES OF OUR STOCK.

         As part of our Series A Preferred Stock Financing, we issued a significant amount of common stock warrants to our investors, the conversion or exercise of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our Series A Preferred Stock and the initial exercise price of our investor warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our Series A Preferred Stock or exercise price of our investor warrants. Consequently, the voting power and value of your investment in each such event would decline if our Series A Preferred Stock or investor warrants are converted or exercised for shares of our common stock at the new lower price as a result of sales of our securities made below the then applicable conversion price of the Series A Preferred Stock and/or the exercise price of the investor warrants.

     THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF OUR SERIES A PREFERRED STOCK, WARRANTS OR OPTIONS ARE CONVERTED OR EXERCISED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE OF OUR SERIES A PREFERRED STOCK, WARRANTS OR OPTIONS AND THEN RESOLD INTO THE MARKET.

         If the conversion or exercise prices at which our Series A Preferred Stock, warrants and options are converted or exercised are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion or exercise of our Series A Preferred Stock, warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion or exercise of our Series A Preferred Stock, warrants or options.

     BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

         Our stock is quoted on the Pink Sheets(R) and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

     BECAUSE OUR COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock is quoted on the Pink Sheets(R) under the symbol "STRB." Because our stock is quoted on the Pink Sheets(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD RESULT IN A RESTATEMENT OF OUR FINANCIAL STATEMENTS, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR FINANCIAL STATEMENTS AND OUR COMPANY AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

         We produce our financial statements in accordance with accounting principles generally accepted in the United States, but our internal accounting controls do not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or
Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that addresses both management's assessments and our internal controls. The requirement that we provide management's assessment regarding internal control over financial reporting and our auditor's attestation will apply to us starting with our annual report for the year ending December 31, 2009.

         In connection with its audits of our financial statements for the years ended December 31, 2007 and 2006, our independent registered public accounting firm, Windes & McClaughry Accountancy Corporation, or Windes, advised management of the following matter that Windes considered to be a material weakness: The current organization of our accounting department does not provide management with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Windes stated that this matter is evidenced by the following issues: (i) a number of material adjusting entries were proposed by Windes and recorded by us for the years ended December 31, 2007 and 2006, (ii) our closing procedures for the years ended December 31, 2007 and 2006 were not adequate and resulted in significant accounting adjustments for both years, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Windes to our financial statements and related disclosures for the years ended December 31, 2007 and 2006. As additional evidence of this material weakness, we restated our 2006 financial statements and restated our financial statements for the three months ended March 31, 2007.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         We are in the process of remediating the material weakness identified above in order to help prevent and detect further errors in the financial statement closing and reporting process. We are doing this by providing additional training of our present staff, evaluating on an on-going basis the effectiveness of that training and engaging the appropriate third party experts in compliance, presentation and internal control evaluation. Additionally, we are evaluating those areas which we may determine it necessary to hire in-house personnel with appropriate experience and skills sets. We are also in the process of installing additional software and IT capabilities which management believes will improve reporting, audit trials and timeliness of those reports. If these measures are insufficient to address the issues raised, or if we discover additional internal control deficiencies, we may fail to meet reporting requirements established by the SEC and our financial statements may contain material misstatements and require restatement and our business and operating results may be harmed.

         The restatement of previously issued financial statements could also expose us to legal risk. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our shareholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

         As we prepare to comply with Section 404, we may identify significant deficiencies or errors, that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

     THE REQUIREMENTS OF BEING A PUBLIC COMPANY, INCLUDING COMPLIANCE WITH THE REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002, MAY STRAIN OUR RESOURCES, INCREASE OUR COSTS AND DISTRACT MANAGEMENT, AND WE MAY BE UNABLE TO COMPLY WITH THESE REQUIREMENTS IN A TIMELY OR COST-EFFECTIVE MANNER.

         As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company. As a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly. We will need to:

         o        institute a more comprehensive compliance function;

         o establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

         o design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

         o prepare and distribute periodic reports in compliance with our obligations under the federal securities laws including the Securities Exchange Act of 1934, or Exchange Act;

         o involve and retain to a greater degree outside counsel and accountants in the above activities; and

         o        establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support us in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent registered public accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect, our reputation or investor perceptions of us.

         In addition, we also expect that being a public company subject to these rules and regulations will require us to modify our director and officer liability insurance, and we may be required to accept reduced policy limits or incur substantially higher costs to obtain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee, and qualified executive officers.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.    PROPERTIES.

         Our corporate headquarters is located approximately 185 miles south of San Jose in San Luis Obispo, California. We operate out of a 135,000 square foot building located in a small industrial park. The facility is made up of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of cleanroom space (60% Class 100, 40% Class 10). The building is jointly owned by Alan Strasbaugh and his former wife, April Paletsas, with each owning an undivided one-half interest in the property, and leased to R. H. Strasbaugh, on a month-to-month basis, at $84,000 per month. During each of the years ended December 31, 2006 and 2007, our facility lease costs were approximately $1,000,000.

ITEM 3.    LEGAL PROCEEDINGS.

         On December 1, 2006, a complaint on joinder for declaratory relief was filed by April Paletsas requesting that we be joined to a matter in the San Luis Obispo Superior Court involving Alan Strasbaugh and his former wife, April Paletsas. The Court issued an order allowing our subsidiary, R. H. Strasbaugh to be joined, and management intends to vigorously defend this lawsuit. Ms. Palatses is requesting a declaration by the Court that R. H. Strasbaugh is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering our corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The case against R. H. Strasbaugh was stayed by the Court, pending resolution of ownership issues between the co-landlords. On July 22, 2008, the Court appointed a referee to sell the property. The parties must meet with the referee by August 1, 2008 to discuss whether the property can be sold by one party to the other. If the sale of the property by one party to the other cannot be negotiated by August 15, 2008, the referee must engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of our board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner. With respect to the claims asserted against R. H. Strasbaugh, we are currently unable to evaluate the likelihood of an unfavorable result or the range of potential loss. However, we plan to vigorously defend this action and we believe that all of our defenses are meritorious.

         On or about August 15, 2006, John Rzezuski filed a complaint in the Commonwealth of Massachusetts Superior Court against R. H. Strasbaugh alleging negligence and breach of implied warranty. Mr. Rzezuski alleges that he was injured while using a product we designed, manufactured and sold to Mr. Rzezuski's employer. Mr. Rzezuski demands a judgment in an amount sufficient to compensate him for his losses and damages but does not allege with specificity his injuries or the relief sought. We are unable to reasonably estimate a potential range of loss and, further, we believe that the possibility of any payment is remote. Our insurance carrier has assumed the defense of this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         Our common stock has been quoted on the Pink Sheets(R) under the symbol "STRB" since May 25, 2007. Prior to May 25, 2007 and since July 11, 2005, our common stock was quoted on the Pink Sheets(R) under the symbol "CLTK." Prior to that date, our common stock traded on NASDAQ. The table below sets forth for the quarters indicated, the reported high and low closing bid prices of our common stock as reported on the Pink Sheets(R) . The prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The prices below also reflect the 1-for-31 reverse split of our common stock effected on May 24, 2007. As a result of the Share Exchange Transaction, we changed our fiscal year end from March 31 to December 31.

                                                         HIGH          LOW

    YEAR ENDED DECEMBER 31, 2006
         First Quarter ...............................   $  4.50     $  4.03
         Second Quarter ..............................   $  4.34     $  4.03
         Third Quarter................................   $  4.34     $  2.17
         Fourth Quarter...............................   $  2.48     $  1.55

    YEAR ENDED DECEMBER 31, 2007
         First Quarter ...............................   $  2.48     $  1.86
         Second Quarter ..............................   $  2.52     $  1.86
         Third Quarter ...............................   $  2.35     $  2.00
         Fourth Quarter...............................   $  2.35     $  1.50

    YEAR ENDING DECEMBER 31, 2008
         First Quarter ...............................   $  2.00     $  1.50

         Various factors materially affect the comparability of the stock price information presented in the above table. These factors relate primarily to the announcement of the Share Exchange Transaction during the fourth quarter of 2006 and the consummation of the Share Exchange Transaction and the closing of the Series A Preferred Stock Financing, both of which occurred during the second quarter of 2007. See "Business--Company History."

         Concurrent with the commencement of our common stock being quoted on the Pink Sheets(R) on July 11, 2005, our transfer agent closed the transfer books of our common stock. As a result, between July 11, 2005 and the closing of the Share Exchange Agreement on May 24, 2007, our common stock was traded with due bills attached. Prior to re-opening the transfer books for our common stock on May 25, 2007, all of our stock transfer records were reconciled to accurately reflect all trades of our common stock made between July 11, 2005 and May 24, 2007.

         As of July 23, 2008, we had 14,201,587 shares of common stock outstanding held of record by approximately 154 shareholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On July 15, 2008, the most recent date on which shares of our common stock were traded, the closing sale price of our common stock on the Pink Sheets(R) was $1.20 per share.

DIVIDENDS

         Although we have declared cash dividends on our common stock in the past, we currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors. Our board of directors' ability to declare a dividend is subject to restrictions imposed by California law. In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant. In addition, our credit agreement with Silicon Valley Bank and the terms of our Series A Preferred Stock restrict our ability to pay dividends to holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 24, 2007, we completed a Share Exchange Transaction, with the shareholders of R. H. Strasbaugh pursuant to which we issued an aggregate of 13,770,366 shares of our common stock to the shareholders of R. H. Strasbaugh and, in exchange, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh.

         On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we entered into an agreement with 21 accredited investors for the sale by us of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share for total aggregate proceeds of $13 million. Each share of Series A Preferred Stock is convertible into shares of our common stock at any time after its initial issuance at a conversion price equal to $2.20 per share. Additionally, in connection with the Series A Preferred Stock Financing, we issued to the investors five-year warrants to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share and we issued to our placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants to purchase an aggregate of 385,434 shares of common stock at an exercise price of $2.42 per share.

         On May 24, 2007, we issued options to purchase 1,375,000 shares of our common stock at an exercise price of $1.71 per share pursuant to our 2007 Share Incentive Plan.

         On April 25, 2008, we issued options to purchase an aggregate of 36,000 shares of our common stock pursuant to our 2007 Share Incentive Plan at an exercise price of $1.50 per share pursuant to our 2007 Share Incentive Plan.

         The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6.    SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this Report. This Report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the industries within which we operate;

         o our business strategy for expanding, maintaining or contracting our presence in these markets;

         o anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2007 as compared to 2006 and an overall net loss for 2007; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         Any of the factors described above or in the "Risk Factors" section could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We develop, manufacture, market and sell an extensive line of precision surfacing products, including polishing, grinding and precision optics tools and systems, to customers in the semiconductor and silicon wafer fabrication, data storage, LED and precision optics markets worldwide. Many of our products are used by our customers in the fabrication of semiconductors and silicon wafers.

         For the year ended December 31, 2007, we reported revenues of $19,518,000 as compared to $23,035,000 for the year ended December 31, 2006, or a decline of 15%. We reported a net loss for the year ended December 31, 2007 of $777,000 as compared to $1,168,000 of net income for the year ended December 31, 2006. The decline in our financial performance during 2007 is a direct result of a slowdown in the semiconductor industry worldwide. The decline in revenues commenced during the third quarter of 2007 and we expect that it will continue well into 2008. As a result, we expect to report lower revenues in 2008 as compared to 2007 and we expect to report a net loss for the year ended December 31, 2008. Our priority over the next several months is to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been further reduced to 70 full and part-time employees at July 23, 2008, down from approximately 100 employees during 2007. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

SHARE EXCHANGE TRANSACTION

         On May 24, 2007, we completed the Share Exchange Transaction with the shareholders of R. H. Strasbaugh. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh which resulted in a change in control of our company. In connection with the Share Exchange Transaction, we issued an aggregate of 13,770,366 shares of our common stock to the shareholders of R. H. Strasbaugh. The Share Exchange Transaction has been accounted for as a recapitalization of
R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh are now the historical financial statements of the legal acquiror, Strasbaugh.

         At the time of the closing of the Share Exchange Transaction, we were not engaged in any active business operations. Our current business is comprised solely of the business of our wholly-owned operating subsidiary, R. H. Strasbaugh.

CRITICAL ACCOUNTING POLICIES

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

         REVENUE RECOGNITION. We derive revenues principally from the sale of tools, parts and services. We recognize revenue pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

         Generally, we obtain a non-refundable down-payment from the customer. These fees are deferred and recognized as the tool is shipped. All sales contract fees are payable no later than 60 days after delivery and payment is not contingent upon installation. In addition, our tool sales have no right of return, or cancellation rights. Tools are typically modified to some degree to fit the needs of the customer and, therefore, once a purchase order has been accepted by us and the manufacturing process has begun, there is no right to cancel, return or refuse the order.

         We have evaluated our arrangements with customers and revenue recognition policies under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and determined that our components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. Our revenue recognition policies for our specific units of accounting are as follows:

         o Tools - We recognize revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

         o        Parts - We recognize revenue when the parts are shipped.

         o Service - Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years. Maintenance contracts are separate components of revenue and not bundled with our tools. If a customer does not have a maintenance contract, then the customer is billed for time and material and we recognize revenue the after the service has been completed.

         o Upgrades - We offer a suite of products known as "enhancements" which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools. These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades. We recognize revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when we complete the installation of the upgrade parts and/or software on the customer's equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer's equipment with new or modified parts and/or software. After installation of the upgrade, we have no further obligation on the contracts, other than standard warranty provisions.

         We include software in our tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, we have no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. Our software is incidental to the tool contracts as a whole. The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or us to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized. The revenue recognition requirements of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectibility is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

         Installation of a tool occurs after the tool is completed, tested, formally accepted by the customer and shipped. We do not charge the customer for installation nor recognize revenue for installation as it is an inconsequential or perfunctory obligation and it is not considered a separate element of the sales contract or unit of accounting. If we do not perform the installation service there is no effect on the price or payment terms, there are no refunds, and the tool may not be rejected by the customer. In addition, installation is not essential to the functionality of the equipment because the equipment is a standard product, installation does not significantly alter the equipment's capabilities, and other companies are available to perform the installation. Also, the fair value of the installation service has historically been insignificant relative to our tools.

         WARRANTY COSTS. Warranty reserves are provided by management based on historical experience and expected future claims. Management believes that the current reserves are adequate to meet any foreseeable contingencies with respect to warranty claims.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of its receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management believes that our current allowances for doubtful accounts are adequate to meet any foreseeable contingencies.

         INVENTORY. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value-based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

         VALUATION OF INTANGIBLES. From time to time, we acquire intangible assets that are beneficial to our product development processes. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant impairment factors exist.

         DEFERRED TAXES. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets.

         LITIGATION. We account for litigation losses in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could adversely affect our results of operations and cash flows from operating activities.

         SERIES A PREFERRED STOCK AND WARRANTS. We evaluate our Series a Preferred Stock and warrants on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Series A Preferred Stock conversion feature and warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

RESULTS OF OPERATIONS

         The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

         o The first two data columns in each table show the absolute results for each period presented.

         o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

         o The last two columns in each table show the results for each period as a percentage of net revenues.


     YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006 (AS RESTATED)
                                                                                                          RESULTS AS A PERCENTAGE
                                                                                                          OF NET REVENUES FOR THE
                                                  YEAR ENDED              DOLLAR        PERCENTAGE             YEAR ENDED
                                                  DECEMBER 31,           VARIANCE        VARIANCE          DECEMBER 31, 2006
                                         -------------------------------------------------------------------------------------------
                                                           2006         FAVORABLE       FAVORABLE                         2006
                                            2007       (AS RESTATED)   (UNFAVORABLE)   (UNFAVORABLE)       2007       (AS RESTATED)
                                          --------     ------------    ------------     ------------      ------      -------------
                                                                               (IN THOUSANDS)
Net revenues .......................      $ 19,518      $ 23,035         $ (3,517)          (15%)          100%           100%
Cost of sales ......................        11,397        14,471            3,074            21%            58%            63%
                                          --------      --------         --------          -----          -----          -----
Gross profit .......................         8,121         8,564             (443)           (5%)           42%            37%
Selling, general and administrative
   expenses ........................         5,961         4,492           (1,469)          (33%)           31%            20%
Research and development expenses..          2,580         2,071             (509)          (25%)           13%             9%
                                          --------      --------         --------          -----          -----          -----
(Loss) income from operations ......          (420)        2,001           (2,421)         (121%)           (2%)            8%
Total other expense.................          (347)         (754)             407            54%            (2%)           (3%)
                                          --------      --------         --------          -----          -----          -----
(Loss) income from operations before
   income taxes ....................          (767)        1,247           (2,014)         (162%)           (4%)            5%
Provision for income taxes .........            10            79               69            87%            --              --
                                          --------      --------         --------          -----          -----           -----
Net (loss) income ..................      $   (777)     $  1,168         $ (1,945)         (167%)           (4%)            5%
                                          ========      ========         ========          =====          =====           =====

         NET REVENUES. The $3,517,000 decrease in net revenues for 2007 was primarily due to a slowdown in the semiconductor industry which commenced during the third quarter of 2007.

         GROSS PROFIT. Although gross profit decreased by $443,000 for 2007, gross profit as a percentage of net revenues increased to 42% for 2007 as compared to 37% for 2006. The increase in gross profit margin was primarily due to product mix of lower margin tools resulting from the delivery of products that were subject to purchase orders dated prior to the date when we increased product prices in late 2006.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,469,000 increase in selling, general and administrative expenses was primarily due to increased expenses related largely to the Share Exchange Transaction completed in 2007.

         RESEARCH AND DEVELOPMENT EXPENSES. The $509,000 increase in research and development expenses was primarily due to ongoing and recurring engineering of existing products rather than the exploration of new technologies.

         OTHER EXPENSE. The $407,000 decrease in other expense was primarily due to lower interest expenses and the benefits of having subleased part of the corporate headquarters to an unaffiliated third party.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2007, we funded our operations primarily with the net proceeds of approximately $11.1 million from our Series A Preferred Stock Financing described below, and cash flow from operations. As of December 31, 2007, we had working capital of $8,271,000 as compared to $3,341,000 at December 31, 2006. At December 31, 2007 and 2006 we had an accumulated deficit of $27,678,000 and $26,901,000, respectively, and cash and cash equivalents of $1,864,000 and $1,205,000, respectively, as well as investments in securities of $1,129,000 and $0, respectively.

         Our available capital resources at December 31, 2007 consist primarily of approximately $1,864,000 in cash and cash equivalents and $1,129,000 of investments in securities. These amounts were primarily raised through the Series A Preferred Stock Financing. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. In addition, we have a credit facility with Silicon Valley Bank with availability of approximately $3.5 million at December 31, 2007.

         Cash used in operating activities for the year ended December 31, 2007 was $951,000, as compared to $844,000 of cash provided by operations for the year ended December 31, 2006, and includes a net loss of $777,000 and net income of $1,168,000 for the years ended December 31, 2007 and 2006, respectively. Depreciation and amortization of $313,000 and $373,000 for the years ended December 31, 2007 and 2006, respectively, are also included. Material changes in asset and liabilities at December 31, 2007 as compared to December 31, 2006 that affected these results include:

         o        a net decrease in inventory of $285,000;

         o a net decrease in accrued expenses of $335,000 which includes commissions payable and vacation and sick pay accruals; and

         o        a net decrease in deferred revenue of $1,082,000.

         Cash used in investing activities for the years ended December 31, 2007 and 2006 was $1,331,000 and $323,000, respectively. For the year ended December 31, 2007, the material changes included a the purchase of investments in securities of $1,129,000, $70,000 used in connection with the purchase of property and equipment, and $132,000 representing the capitalized cost for intellectual property.

         Cash provided by financing activities for the years ended December 31, 2007 and 2006 was $2,941,000 and $3,000, respectively. Material changes in financing activities for the year ended December 31, 2007 include repayment of the bank line of $2,650,000, repayment of notes payable of $1,798,000, repurchase of participating preferred stock of $3,000,000, issuance of conditionally redeemable convertible preferred stock of $10,689,000 (net of issuance costs of $2,311,000), issuance of warrants of $350,000, proceeds of stock options exercised of $38,000, proceeds from issuance of shares in share exchange transaction of $63,000, and repurchase of common stock of $751,000. The $63,000 in proceeds from the issuance of shares in the Share Exchange Transaction is a result of charging directly to equity the difference between the $375,000 in cash received from the non-operating company, CTK Windup Corporation, and the transaction costs associated with the Share Exchange Transaction, of $312,000.

         Prior to May 22, 2007, our Silicon Valley Bank credit facility provided for a $3.5 million revolving line of credit secured by substantially all of our assets. The amount of available borrowings under the facility was based upon 85% of eligible accounts receivable. Interest was payable monthly. The interest rate was variable and is adjusted monthly based on the prime rate plus 3.5% as to $3.0 million of the facility (based on domestic accounts receivable) and the prime rate plus 4% as to $500,000 of the facility (based on foreign accounts receivable). On May 22, 2007, we entered into a Amendment to Loan and Security Agreement with Silicon Valley Bank to increase the amount of our credit facility to $7.5 million and to extend the term of the facility to August 18, 2007. On September 6, 2007, we entered into another Amendment to Loan and Security Agreement with Silicon Valley Bank to extend the term of the facility to October 16, 2007.

         On December 4, 2007, we entered into two Loan and Security Agreements with Silicon Valley Bank providing for a credit facility in the aggregate amount of $7.5 million, or SVB Credit Facilities. The first component, or EXIM Facility, provides for a two-year $2.5 million revolving line of credit, secured by substantially all of our assets, that requires us to obtain a guarantee from the Export Import Bank of the United States of the credit extensions under the agreement before a credit extension will be made. The second component of the SVB Credit Facility, or Non-EXIM Facility, is a two-year, revolving line of credit secured by substantially all of our assets pursuant to which we can borrow up to $7.5 million dollars less the principal balance borrowed under the EXIM Facility. The guarantee from Export Import Bank of the United States must be in full force and effect throughout the term of the EXIM Facility and so long as any credit extensions under the EXIM Facility are outstanding. We will be in default under the EXIM Facility if the EXIM guaranty ceases to be in full force and effect as required by the Loan and Security Agreement applicable to the EXIM Facility. Events of default under either of the SVB Credit Facilities will constitute an event of default on the other SVB Credit Facility.

         The SVB Credit Facilities are subject to various financial covenants, applicable to us and our subsidiary, R. H. Strasbaugh, on a consolidated basis, including the following: the ratio of certain assets to current liabilities, measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0.

         The Non-EXIM Facility is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable and 30% of eligible inventory. The EXIM Facility is also formula-based and provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 90% of eligible accounts receivable and 50% of eligible inventory.

         Interest on the SVB Credit Facilities is payable monthly. The interest rate applicable to the SVB Credit Facilities is a variable per annum rate equal to 0.75 percentage points above the prime rate as published by Silicon Valley Bank. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance under the SVB Credit Facilities will increase by five percentage points above the per annum interest rate that would otherwise be applicable.

         Terms of the SVB Credit Facilities include commitment fees of $56,250 on the Non-EXIM Facility and $37,500 on the EXIM Facility. Both the EXIM Facility and the Non-EXIM Facility are subject to an unused line fee of 0.25% per annum, payable monthly, on any unused portion of the respective revolving credit facility.

         On May 24, 2007, our indebtedness to Agility in the amount of approximately $761,799 was repaid in full. Additionally, on May 24, 2007, R. H. Strasbaugh repurchased from Agility 771,327 shares of its common stock and a warrant to purchase shares of its common stock for $750,000 and $450,000, respectively.

         On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued to 21 accredited investors in the Series A Preferred Stock Financing an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or

Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000. The Investor Warrants are initially exercisable 180 days after May 24, 2007. We paid cash placement agent fees and expenses of approximately $1.1 million and issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $861,000 through December 31, 2007 and continue to be incurred in connection with various securities filings and the registration statement described below.

         We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007. Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of commons stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. However, we will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. We anticipate that we will have sufficient cash available to pay these liquidated damages as required.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facility we have with Silicon Valley Bank and the remaining proceeds we have from our Series A Preferred Stock Financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

         As of July 1, 2008, we had a backlog of approximately $1.9 million. Our backlog includes firm non-cancelable customer commitments for 5 tools and approximately $503,000 in parts and upgrades. Management believes that products in our backlog will be shipped by the end of September 2008.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

         In December 2007, the FASB, issued SFAS No. 141 (revised 2007), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51," which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position, cash flows, or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will apply to us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

         In December 2006, the FASB issued FASB Staff Position, or FSP, EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." As of December 31, 2007, management believes it is probable that penalties under the agreement will be incurred and has accrued $208,000 of expense related to our registration rights agreement calculated based on the terms of the agreement and the number of shares included in this filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon Strasbaugh by the SEC relating to Rule 415 under the Securities Act.

         In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB No. 108 has not had a material impact on our financial position, cash flows, or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 157 may have on our financial position, cash flows, and results of operations.

         In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the "more-likely-than-not" threshold would be booked as a tax expense in the current year and recognized as: a liability for unrecognized tax benefits; a reduction of an income tax refund receivable; a reduction of deferred tax asset; an increase in deferred tax liability; or a combination thereof. We adopted FIN 48 for the year ending December 31, 2007.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for us for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 has not had a material effect on our financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the consolidated financial statements and accompanying notes included in this Report, which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Share Exchange Transaction between Strasbaugh (formerly, CTK Windup Corporation) and R. H. Strasbaugh (formerly Strasbaugh) is treated as a recapitalization of R. H. Strasbaugh for accounting purposes. As a result, the financial statements of the accounting acquiror, R. H. Strasbaugh, will become the financial statements of the legal acquiror, Strasbaugh. Because the independent registered public accounting firm that audited R. H. Strasbaugh's financial statements, Windes, is different from the independent registered public accounting firm that has been auditing our financial statements, Mark Bailey & Company Ltd., or Mark Bailey, the rules and regulations of the SEC provide that there has been a change in our independent registered public accounting firm.

         Effective May 24, 2007, we dismissed Mark Bailey as our independent registered public accounting firm. Effective the same date, we appointed Windes as our independent registered public accounting firm. We have not consulted with Windes in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements. The decision to change our independent registered public accounting firm was approved by our Audit Committee.

         The report issued by Mark Bailey in connection with the audit of our (CTK Windup Corporation) balance sheet as of December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audit of our (CTK Windup Corporation) balance sheet as of December 31, 2006, we had no disagreements with Mark Bailey on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Mark Bailey would have caused Mark Bailey to make a reference thereto in their report on the financial statements for such period.

         Pursuant to Item 304(a)(3) of Regulation S-K, we requested that Mark Bailey furnish us with a letter addressed to the SEC stating whether or not Mark Bailey agreed with the above statements. A copy of this letter, dated July 12, 2007, is included as an exhibit incorporated into this Report.

ITEM 9A.   CONTROLS AND PROCEDURES.

         Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness discussed immediately below.

         In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

         A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency, which is less severe than a material weakness yet merits attention of those responsible for the oversight of the company's financial reporting, is a deficiency, or combination of deficiencies, in internal control over financial reporting that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

         In connection with its audits of our financial statements for the years ended December 31, 2007 and 2006, Windes, our independent registered public accounting firm, advised management of the following matter that Windes considered to be a material weakness in the area of accounting and financial reporting: the current organization of our accounting department does not provide management with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Windes stated that this matter is evidenced by the following issues: (i) a number of material adjusting entries were proposed by Windes and recorded by us for the years ended December 31, 2007 and 2006, (ii) our closing procedures for the years ended December 31, 2007 and 2006 were not adequate and resulted in significant accounting adjustments for both years, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Windes to our financial statements and related disclosures for the years ended December 31, 2007 and 2006. As additional evidence of this material weakness, we restated our 2006 financial statements and restated our financial statements for the three months ended March 31, 2007.

         INHERENT LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

         These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

         REMEDIATION OF MATERIAL WEAKNESSES

         We are in the process of remediating the material weakness identified above in order to help prevent and detect further errors in the financial statement closing and reporting process. We are doing this by providing additional training of our present staff, evaluating on an on-going basis the effectiveness of that training and engaging the appropriate third party experts in compliance, presentation and internal control evaluation. Additionally, we are evaluating those areas which we may determine it necessary to hire in-house personnel with appropriate experience and skills sets. We are also in the process of installing additional software and IT capabilities which management believes will improve reporting, audit trials and timeliness of those reports. Management is unsure, at the time of the filing of this Report, when the actions described above will remediate the material weaknesses also described above.

         Management believes that providing additional training of our present staff, hiring in-house personnel and engaging the appropriate third party experts to assist us in satisfying our financial reporting obligations will cost approximately $75,000 to $125,000 annually.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

         On November 12, 2007, John Givens was appointed to our board of directors. Mr. Givens serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We entered into an Indemnification Agreement with Mr. Givens in connection with his appointment as a member of our board of directors. Under the Indemnification Agreement, we have agreed to indemnify Mr. Givens to the fullest extent permitted by California General Corporation law and, in certain circumstances, to pay expenses including attorneys' fees, judgments, fines and settlement amounts incurred by Mr. Givens in any action or proceeding brought asserted against Mr. Givens in his capacity as a director.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers as of July 23, 2008 are as follows:

NAME                            AGE       POSITIONS HELD

Alan Strasbaugh............      59       Chairman of the Board
Chuck Schillings...........      49       President and Chief Executive Officer
Richard Nance..............      60       Executive Vice President and Chief
                                            Financial Officer
Michael Kirkpatrick........      50       Director of Sales and Marketing
Allan Paterson.............      56       Vice President of Business Development
Wesley Cummins.............      30       Director
David Porter (1)...........      66       Director
John Givens (1)............      45       Director
Danilo Cacciamatta (1).....      62       Director

----------
(1) Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

         ALAN STRASBAUGH has served as our Chairman of the Board since May 2007 and as Chairman of the Board of our operating subsidiary, R. H. Strasbaugh, since 1978. Mr. Strasbaugh also served as R. H. Strasbaugh's Chief Executive Officer from 1988 to 1998. Prior to that, he served as the Director of Operations of R. H. Strasbaugh for 10 years. Mr. Strasbaugh has been awarded eight United States patents related to semiconductor manufacturing. Mr. Strasbaugh is also employed by us as a technical advisor. Mr. Strasbaugh holds a B.S. degree in Mechanical Engineering from California Polytechnic State University, Pomona.

         CHUCK SCHILLINGS has served as our President and Chief Executive Officer since May 2007 and as President and Chief Executive Officer of our operating subsidiary, R. H. Strasbaugh, since 2005. Mr. Schillings also served as a member of the board of directors of R. H. Strasbaugh between February 2003 and May 2007. From 2001 to 2004, Mr. Schillings was engaged in real estate development and was President and director of a not-for-profit organization he co-founded. From 1995 to 2001, he held several sales and marketing management positions at R. H. Strasbaugh. Mr. Schillings holds an M.S.B.A. degree in International Business from San Francisco State University and a B.S. degree in Business Finance with an Economics minor from San Diego State University.

         RICHARD NANCE has served as our Executive Vice President and Chief Financial Officer since May 2007 and as Chief Financial Officer and Vice President - Finance of R. H. Strasbaugh since 2002. Prior to that, Mr. Nance was the Chief Financial Officer of Greentrac, a privately held software company. He has worked as a chief financial officer for both public and private companies involved in software technology, manufacturing and international sales and distribution. Mr. Nance is a licensed Certified Public Accountant with prior experience as a National Bank Examiner with the United States Comptroller of the Currency, a commercial banker, and has over 13 years of experience in business consulting, strategic planning and advisory services. Mr. Nance holds a B.B.A. degree in Banking and Finance from North Texas State University, a B.S. degree in Accounting from Central State University of Oklahoma and a membership in the California Society of CPAs.

          MICHAEL A. KIRKPATRICK has served as Director of Sales and Marketing of R. H. Strasbaugh since 2004 and of Strasbaugh since May 2007. Mr. Kirkpatrick is responsible for the worldwide sales and marketing of all of our products. During his 15 years of employment at R. H. Strasbaugh, Mr. Kirkpatrick has served as United States Sales Manager and General Manager for R. H. Strasbaugh's data storage business and has been actively involved in its CMP program. Mr. Kirkpatrick helped pioneer the application of CMP to the read/write head fabrication process. During his career at R. H. Strasbaugh, Mr. Kirkpatrick has been personally responsible for over $100 million in semiconductor equipment sales. He holds a B.S. degree in Business Administration and Marketing from California Polytechnic State University, San Luis Obispo, California.

          ALLAN PATERSON has served as Vice President of Business Development of
R. H. Strasbaugh since 1995 and of Strasbaugh since May 2007 and is responsible for new product identification and the development of marketing and business development strategies. Mr. Paterson has over 25 years of experience in domestic and international business, marketing and sales development. His experience includes being responsible for sales, marketing and customer support for high technology companies in Europe, Israel and in the United States. Mr. Patterson has been awarded two United States patents related to semiconductor manufacturing. Mr. Paterson holds a Higher National Diploma in Electrical Technology from Cleveland College in the United Kingdom.

         WESLEY CUMMINS has served as a member of our board of directors since May 2007. Mr. Cummins is President of B. Riley and Co. Inc., an NASD-registered broker-dealer, where he oversees the firm's investment banking, sales and trading and research. From July of 2006 through September 10, 2007, Mr. Cummins spearheaded the firm's initiative to grow the financial advisory and capital raising services to middle publicly traded companies as Director of Capital Markets of B. Riley and Co. Inc. Mr. Cummins joined B. Riley's Research Department in February 2002 and was promoted to Director of Research in January 2003. During his tenure, he grew B. Riley's research coverage to more than 100 companies in the following sectors: retail, semiconductors, technology hardware, software, IT services, communications, media and healthcare. While Director of Research, Mr. Cummins was ranked No. 1 in the 2004 Forbes.com/StarMine-North American Analyst Survey in the Best Stock Picker category for the Communications Equipment sector. Prior to joining B. Riley, Mr. Cummins worked at Needham & Company and at Kennedy Capital Management. He holds a B.S.B.A. degree from Washington University in St. Louis. Mr. Cummins also currently serves as a Director for Flight Safety Technologies (AMEX: FLT) and Davidson Optronics.

         DAVID PORTER has served as a member of our board of directors since May 2007. Prior to his retirement on January 1, 2000, Mr. Porter was employed at Ford Motor Company for thirty-six years. During his retirement, Mr. Porter has served on the Board of Directors of the San Luis Obispo Botanical Gardens and as the chairperson of the Gardens of Exploration Task Force and is a private investor. Mr. Porter's education includes an Executive Business Program at the University of Michigan and an A.B. in Chinese History from Stanford University.

         JOHN GIVENS has served as a member of our board of directors since November 2007. Dr. Givens is President of Innovative Materials Group, Inc. and CMP Solutions, Ltd. which he founded and has worked for since 1999 and 2002, respectively. Through these businesses, Dr. Givens provides consulting services to companies in the CMP industry. Dr. Givens has focused his career on the innovation and development of materials and processes necessary to enable integrated circuit fabrication. Dr. Givens' experience includes working as the Vice President of Engineering for Thomas West, Inc. and the CMP Section Manager for VLSI Technology. Dr. Givens has presented, authored and co-authored over 60 publications and holds 52 patents concerning advanced interconnect methodologies. He is a member of many engineering technical societies. Dr. Givens received his B.S. in Metallurgical Engineering, M.S. in Metallurgical

Engineering and Ph.D. in Materials Science & Engineering from the University of Illinois at Urbana - Champaign.

         DANILO CACCIAMATTA has served as a member of our board of directors since April 2008. Mr. Cacciamatta has been the Chief Executive Officer of Cacciamatta Accountancy Corporation, a Public Company Accounting Oversight Board registered firm, for more than the past five years. Prior to forming Cacciamatta Accountancy Corporation, Mr. Cacciamatta was employed by KPMG Peat Marwick from 1972 to 1988 in a variety of positions, including audit partner from 1980 to 1988. Mr. Cacciamatta currently serves of the boards of directors and audit committees of California First National Bancorp (NasdaqGM: CFNB) and Foldera, Inc. (OCT BB: FDRA.OB). Mr. Cacciamatta also serves on the board of directors of Intelligentias, Inc. (OTC BB: ITLI.OB). Mr. Cacciamatta is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Cacciamatta received a B.A. degree from Pomona College and an M.B.A. degree from the University of California at Riverside.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. The reporting persons are required by the SEC regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that none of the Section 16(a) filing requirements applicable to our reporting persons during 2007 were complied with. Each of our reporting persons, Alan Strasbaugh, Wesley Cummins, David Porter, John Givens, Chuck Schillings, Richard Nance, Michael Kirkpatrick, Allan Paterson, and Lloyd
I. Miller, III, failed to file on a timely basis a Form 3 they were required to file on November 24, 2007, the effective date of our registration statement pursuant to which we registered a class of equity securities under Section 12(g) of the Exchange Act.

COMPOSITION OF THE BOARD OF DIRECTORS

         Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year. Our bylaws provide that our board of directors may fix the exact number of directors between four and seven. Our board of directors has fixed the number of directors at five.

         Our directors are elected annually and hold office until the next annual meeting of shareholders, until their successors are elected or until their earlier death, resignation or removal. Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees.

         For so long as our shares of Series A Preferred Stock remain outstanding, the holders of at least a majority of our issued and outstanding shares of Series A Preferred Stock are entitled to nominate one member of our board of directors. In addition, the holders of at least a majority of our issued and outstanding shares of Series A Preferred Stock are entitled to nominate a second member of our board of directors for successive one-year-terms upon the accumulation of accrued and unpaid dividends for three or more six-month periods or our failure to comply with the covenants or agreements set forth in our articles of incorporation. The right to nominate a second director will terminate upon the cure of the defaults creating the right to nominate a second director. The holders of Series A Preferred Stock have nominated Wesley Cummins as a member of our board of directors.

         Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

         As discussed below, we have adopted procedures by which shareholders may elect nominees to our board of directors.

CORPORATE GOVERNANCE

         Our board of directors believes that good corporate governance is paramount to ensure that Strasbaugh is managed for the long-term benefit of our shareholders. Our board of directors has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the board of directors and its decision making processes, board of directors meetings and involvement of management, the board of director's standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

         Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.

         We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet website, located at HTTP://WWW.STRASBAUGH.COM, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings we make with the SEC.

DIRECTOR INDEPENDENCE

         Our corporate governance guidelines provide that after a phase in period a majority of the board of directors and all members of the Audit, Compensation and Nominating and Corporate Governance Committees of the board of directors will be independent.

         On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Strasbaugh in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these questionnaires, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for "independence" established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Strasbaugh.

         In July 2007, our board of directors determined that all directors (other than Mr. Givens and Mr. Cacciamatta) are independent under these standards, except for Mr. Strasbaugh, who serves as our Chairman of the Board and Mr. Cummins, who is employed by B. Riley and Co. Inc. In November 2007, our board of directors determined that Mr. Givens is independent under these standards. In April 2008, our board of directors determined that Mr. Cacciamatta is independent under these standards. See "Certain Relationships and Related Transactions, and Director Independence" below.

SHAREHOLDER COMMUNICATIONS WITH OUR BOARD OF DIRECTORS

         Our board of directors has implemented a process by which shareholders may send written communications directly to the attention of our board of directors or any individual member of our board of directors. Danilo Cacciamatta, the Chairman of our Audit Committee, is responsible for monitoring communications from shareholders and providing copies of such communications to the other directors as he considers appropriate. Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that Mr. Cacciamatta considers to be important for the directors to consider. Shareholders who wish to communicate with our board of directors can write to Danilo Cacciamatta, The Board of Directors, Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors has established standing Audit, Compensation and Nominating and Corporate Governance Committees. Each committee has a written charter that is reviewed annually and revised as appropriate.

     AUDIT COMMITTEE

         Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end.

         Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC. Our Audit Committee consists of Messrs. Cacciamatta, Givens and Porter. Mr. Cacciamatta serves as the Chairman of our Audit Committee. Our board of directors has determined that each of Messrs. Cacciamatta, Givens and Porter is "independent" under our Corporate Governance Guidelines, and the NASDAQ Marketplace Rules and that each satisfies the other requirements under SEC rules regarding audit committee membership. Mr. Cacciamatta qualifies as an "audit committee financial expert" under applicable SEC rules and regulations governing the composition of the Audit Committee, and satisfies the "financial sophistication" requirements of the NASDAQ Marketplace Rules.

     COMPENSATION COMMITTEE

         Our Compensation Committee is responsible for establishing and administering our overall policies on compensation and the compensation to be provided to our executive officers, including, among other things, annual salaries and bonuses, stock options, stock grants, other stock-based awards, and other incentive compensation arrangements. In addition, the Compensation Committee reviews the philosophy and policies behind the salary, bonus and stock compensation arrangements for all other employees. Although our Compensation Committee makes all compensation decisions as to our executive officers, our Chief Executive Officer makes recommendations to our Compensation Committee regarding compensation for the other named executive officers. Our Compensation Committee has the authority to administer our 2007 Share Incentive Plan with respect to grants to executive officers and directors, and also has authority to make equity awards under our 2007 Share Incentive Plan to all other eligible individuals. However, our board of directors may retain, reassume or exercise from time to time the power to administer our 2007 Share Incentive Plan. Equity awards made to members of the Compensation Committee must be authorized and approved by a disinterested majority of our board of directors.

          The Compensation Committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions. The Compensation Committee believes that compensation packages offered to our executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals. The Compensation Committee has the authority to retain consultants, and other advisors and in furtherance of the foregoing objectives.

         Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee. Our Compensation Committee consists of Messrs. Cacciamatta, Givens and Porter. Mr. Porter acts as Chairman of our Compensation Committee. Our board of directors has determined that each of Messrs. Porter, Cacciamatta and Givens is "independent" under the current NASDAQ Marketplace Rules. Nominating and Corporate Governance Committee.

     NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

         Our Nominating and Corporate Governance Committee selects nominees for our board of directors. The Nominating and Corporate Governance Committee will consider candidates for director recommended by any shareholder that is the beneficial owner of shares representing more than 1% of the then-outstanding shares of our common stock and who has beneficially owned those shares for at least one year. The Nominating and Corporate Governance Committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the Nominating and Corporate Governance Committee's below-referenced charter. Shareholders that desire to recommend candidates for the board of directors for evaluation may do so by contacting Strasbaugh in writing, identifying the potential candidate and providing background and other relevant information. Our Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current members of our board of directors, professional search firms and other persons. In evaluating potential candidates, our Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

         o        the candidate's independence from management;

         o        whether the candidate has relevant business experience;

         o        judgment, skill, integrity and reputation;

         o        existing commitments to other businesses;

         o        corporate governance background;

         o financial and accounting background, to enable the committee to determine whether the candidate would be suitable for Audit Committee membership; and

         o        the size and composition of our board of directors.

         Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Messrs. Cacciamatta, Givens and Porter. Mr. Porter acts as chairman of our Nominating and Corporate Governance Committee. Our board of directors has determined that each of Messrs. Porter, Cacciamatta and Givens is "independent" under the NASDAQ Marketplace Rules.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table shows for the years ended December 31, 2006 and December 31, 2007, the compensation awarded to or paid to, or earned by, our former Chief Executive Officer, J. Michael Gullard, who was our only executive officer from January 1, 2006 to May 24, 2007. Mr. Gullard resigned his positions in connection with the Share Exchange Transaction that was consummated on May 24, 2007. The following table also shows for the years ended December 31, 2006 and December 31, 2007, the compensation awarded or paid to, or earned by, our current Chief Executive Officer and two most highly compensated executive officers, or named executive officers.


                                                                                       OPTION        ALL OTHER
                                                          SALARY         BONUS          AWARDS      COMPENSATION        TOTAL
     NAME AND PRINCIPAL POSITION             YEAR          ($)            ($)            ($)(1)           ($)            ($)
     ---------------------------
J. Michael Gullard ..................        2006         50,000             --             --             --            50,000
Former President and Chief Executive         2007         25,000             --             --             --            25,000
   Officer(2)
Chuck Schillings ....................        2006        192,577         50,000             --             --           242,577
President and Chief Executive Officer        2007        226,603         50,000          7,692          3,318(4)        287,614
   of  Strasbaugh and R. H.
   STRASBAUGH(3)
Richard Nance .......................        2006        135,911         15,000             --             --           150,911
Chief Financial Officer of Strasbaugh        2007        190,325         30,000         10,230             --           230,555
   and R. H. Strasbaugh(3)
Allan Paterson ......................        2006         95,192            --              --          3,269(4)         98,461
   Vice President of Business .......        2007        167,576             --          7,692          1,904(4)        177,172
   Development of Strasbaugh and
   R. H. Strasbaugh(3)
Michael Kirkpatrick .................        2006         96,292             --             --        106,434(5)        202,726
Director of Sales and Marketing of ..        2007        100,138             --             --         94,245(6)        194,383
   Strasbaugh and R. H. Strasbaugh

----------
(1) The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2007 under SFAS No. 123(R). The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2007:

            Dividend yield........................................     0%
            Expected volatility...................................    48.1%
            Risk-free interest rates..............................     4.81%
            Expected option life (in years).......................     6.5
            Weighted-average exercise price per common share......    $1.71

(2)    Mr. Gullard resigned as our chief executive officer on May 24, 2007.

(3) Amounts for 2006 represent compensation received for services provided as an executive officer of R. H. Strasbaugh. Amounts for 2007 represent compensation received for services provided as an executive officer of Strasbaugh and R. H. Strasbaugh.
(4)    Represents our contributions to the employee's 401(k) plan.
(5)    Includes $103,130 in commissions that we paid to Mr. Kirkpatrick in 2006.
(6)    Includes $90,750 in commissions that we paid to Mr. Kirkpatrick in 2007.

EMPLOYMENT AGREEMENTS

     EXECUTIVE EMPLOYMENT AGREEMENTS DATED MAY 24, 2007 WITH EACH OF CHUCK SCHILLINGS AND RICHARD NANCE

         The Executive Employment Agreements with Mr. Schillings and Mr. Nance provide for a three-year term and automatic one-year renewals thereafter, unless either the employee or Strasbaugh provides written notice to the other at least 90 days prior to the expiration of the then-current term.

         Mr. Schillings is to be employed as our President and Chief Executive Officer and is to receive an annual base salary of $245,000 during the first 12-month period that his agreement is in effect, after which our Compensation Committee may, in its sole discretion, increase Mr. Schillings' annual base salary. Further, Mr. Schillings is eligible for an annual cash bonus, based upon performance criteria to be established by the board, of up to 40% of his annual base salary. On May 24, 2007, Mr. Schillings was issued options to purchase an aggregate of 200,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

         Mr. Nance is to be employed as our Chief Financial Officer and is to receive an annual base salary of $200,000 during the first 12-month period that his agreement is in effect, after which our Compensation Committee may, in its sole discretion, increase Mr. Nance's annual base salary. Further, Mr. Nance is eligible for an annual cash bonus, based upon performance criteria to be established by the Board, of up to 35% of his annual base salary. On May 24, 2007, Mr. Nance was issued options to purchase an aggregate of 266,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

         We are required to provide each of Messrs. Schillings and Nance certain benefits, to the extent we offer them, including the right to participate in our employee medical, dental, life and disability insurance plans, and any additional compensation, benefit, pension, stock option, stock purchase, and 401(k) plans. We are also required to provide Mr. Schillings with five weeks of paid vacation per year and Mr. Nance with three weeks of paid vacation per year.

         Each of Messrs. Schillings and Nance are also entitled to reimbursement for all reasonable business expenses incurred in the performance of their services under the Executive Employment Agreements, including expenditures for entertainment, gifts, cellular telephone expenses, and travel.

         If the employment relationship with Mr. Schillings or Mr. Nance is terminated (a) by us or the employee upon 90 days' written notice, (b) by us for due cause, or (c) by the employee upon 30 days' written notice or by the employee breaching his employment agreement by refusing to continue his employment and failing to give the requisite 90 days' written notice, all compensation and benefits shall cease as of the date of termination, other than:
(i) those benefits that are provided by retirement and benefit plans and programs specifically adopted and approved by us for the employee that are earned and vested by the date of termination; (ii) employee's pro rata annual salary through the date of termination; (iii) any restricted stock awards which have vested as of the date of termination pursuant to the terms of the agreement granting the awards; and (iv) accrued vacation as required by California law.

         If the employment relationship is terminated due to incapacity or death of the employee, the employee or his estate or legal representative, will be entitled to (i) those benefits that are provided by retirement and benefits plans and programs specifically adopted and approved by us for his benefit that are earned and vested at the date of termination, (ii) a prorated incentive bonus for the fiscal year in which incapacity or death occurs, and, (iii) even though no longer employed by us, the employee shall continue to receive the annual salary compensation for six months following the date of termination, offset, however, by any payments received by the employee as a result of any disability insurance maintained by us for his benefit.

         If the employment relationship is terminated by the employee for good reason or by us upon written notice, then the employee shall be entitled to (i) his salary in effect as of the date of termination through the end of the month during which the termination occurs plus credit for any vacation earned but not taken, (ii) six months of base salary, (iii) a prorated incentive bonus for the fiscal year during which termination occurs and (iv) maintain, at our expense, all medical and life insurance to which he was entitled immediately prior to the date of termination for a period not to exceed 12 months.

         The term "good reason" is defined in each of the Executive Employment Agreements as (i) a general assignment by us for the benefit of creditors or filing by us of a voluntary bankruptcy petition or the filing against us of any involuntary bankruptcy which remains undismissed for 30 days or more or if a trustee, receiver or liquidator is appointed, (ii) any material changes in the employee's titles, duties or responsibilities without his express written consent, or (iii) the employee is not paid the compensation and benefits required under the Executive Employment Agreement.

         The term "due cause" is defined in each of the Executive Employment Agreements as (i) any intentional misapplication by the employee of Strasbaugh funds or other material assets, or any other act of dishonesty injurious to Strasbaugh committed by the employee; or (ii) the employee's conviction of (a) a felony or (b) a crime involving moral turpitude; or (iii) the employee's use or possession of any controlled substance or chronic abuse of alcoholic beverages, which use or possession the board reasonably determines renders the employee unfit to serve in his capacity as a senior executive of Strasbaugh; or (iv) the employee's breach, nonperformance or nonobservance of any of the terms of his employment agreement with us, including but not limited to the employee's failure to adequately perform his duties or comply with the reasonable directions of the board; but notwithstanding anything in the foregoing subsections (iii) or (iv) to the contrary, we may not terminate the employee unless our board of directors first provides the employee with a written memorandum describing in detail how his performance thereunder is not satisfactory and the employee is given a reasonable period of time (not less than 30 days) to remedy the unsatisfactory performance related by the board of directors to the employee in that memorandum. A determination of whether the employee has satisfactorily remedied the unsatisfactory performance shall be promptly made by a majority of the disinterested directors of the board (or the entire board, but not including the employee, if there are no disinterested directors) at the end of the period provided to the employee for remedy, and the board's determination shall be final.

     EMPLOYMENT AGREEMENT DATED MAY 24, 2007 WITH ALAN STRASBAUGH

         The Employment Agreement with Mr. Strasbaugh provides for a five-year term and renewal based upon mutual agreement. For providing services to Strasbaugh as a technical advisor, Mr. Strasbaugh is to receive an annual base salary of $100,000.

         We are required to provide Mr. Strasbaugh with certain benefits, to the extent we offer them, including the right to participate in our employee medical, dental, life and disability insurance plans. Additionally, Mr. Strasbaugh is eligible for holiday and vacation pay in accordance with our employment policies. Mr. Strasbaugh is also entitled to reimbursement for all reasonable business expenses incurred on behalf of Strasbaugh, including expenditures for travel.

         The Employment Agreement with Mr. Strasbaugh may only be terminated for "cause," or upon disability or death. Upon termination on death, Mr. Strasbaugh's estate will be entitled to receive a payment equal to 60 days of Mr. Strasbaugh's base salary.

         The term "cause" is defined in the Employment Agreement as (i) any act of personal dishonesty, including, but not limited to, any intentional misapplication of Strasbaugh's funds or other property, or action resulting in personal gain to the employee at the expense of Strasbaugh; or (ii) employee's regular neglect of his duties or Employee's gross negligence or willful misconduct in the performance of his duties; or (iii) disobedience of a lawful and reasonable order or directive given to employee by our board of directors and within the scope of employee's duties that is not cured within ten (10) days after receiving written notice from us; or (iv) employee's participation in a criminal activity or in an activity involving moral turpitude that has a material adverse effect (the report in the public media of conduct described in this subparagraph (iv), above, shall be deemed to cause a material adverse effect on Strasbaugh); or (v) employee's misappropriation or disclosure to others in competition with us any of our confidential information, including investment prospects, analysis or advice, customer lists, plans or other property interests of Strasbaugh.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information about outstanding equity awards held by our former chief executive officer, J. Michael Gullard, and our named executive officers as of December 31, 2007.


                                                                        OPTION AWARDS
                                                      ----------------------------------------------------------

                                                       NUMBER OF       NUMBER OF
                                                      SECURITIES       SECURITIES
                                                      UNDERLYING       UNDERLYING
                                                      UNEXERCISED      UNEXERCISED
                                                        OPTIONS          OPTIONS          OPTION         OPTION
                                                          (#)              (#)           EXERCISE      EXPIRATION
NAME                                                  EXERCISABLE      UNEXERCISABLE     PRICE ($)        DATE
----                                                  -----------      -------------     ---------     ----------

J. Michael Gullard............................             --                --            --                  --
Chuck Schillings..............................             --          200,000(1)         1.71            5/24/27
Richard Nance.................................             --          266,000(1)         1.71            5/24/17
Allan Paterson................................             --          200,000(1)         1.71            5/24/17
Michael Kirkpatrick...........................             --                --            --                  --

----------
(1) The stock option was granted on May 24, 2007 and vests pursuant to a three year vesting schedule, whereby 33% of the option becomes exercisable on May 24, 2008, 33% of the option becomes exercisable on May 24, 2009 and 34% becomes exercisable on May 24, 2010.

OPTION EXERCISES AND STOCK VESTED

         None of the named executive officers acquired shares through the exercise of options and no stock grants vested during the year ended December 31, 2007.

COMPENSATION OF DIRECTORS

         We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting the compensation of directors, we consider the significant amount of time that members of the board of directors spend in fulfilling their duties to Strasbaugh as well as the experience level we require to serve on our board of directors. The board of directors, through its Compensation Committee, annually reviews the compensation and compensation policies for members of the board of directors. In recommending director compensation, the Compensation Committee is guided by three goals:

         o compensation should fairly pay directors for work required in a company of our size and scope;

         o compensation should align directors' interests with the long-term interests of our shareholders; and

         o the structure of the compensation should be clearly disclosed to our shareholders.

         Each of our directors is paid $12,000 per year for serving on the board of directors. The Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is paid an additional $12,000, $4,000 and $2,000 per year, respectively, for serving in such capacity. Directors who serve (but do not chair) on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are paid an additional $3,000, $2,000 and $1,000 per year, respectively, for serving in such capacity. On May 24, 2007, each of our directors (other than Mr. Givens and Mr. Cacciamatta) was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan. On April 25, 2008, each of Mr. Givens and Mr. Cacciamatta was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan. In addition, directors are reimbursed for certain reasonable documented expenses in connection with attendance at meetings of our board of directors and its committees. Employee directors do not receive compensation in connection with their service as directors.

     DIRECTOR COMPENSATION TABLE

         The following table summarizes for the twelve months ended December 31, 2007, the compensation awarded to or paid to, or earned by, our current directors, other than Mr. Cacciamatta who joined our board of directors in April 2008. The following table also summarizes for the twelve months ended December 31, 2007, the compensation awarded to or paid to, or earned by, the former members of our board of directors. Our former directors, J. Michael Gullard, Bryant Riley, Bob D'Agostino, and Robert Gallagher, resigned as members of our board of directors in connection with the Share Exchange Transaction that was consummated on May 24, 2007. Our former directors, Dana Ditmore and Gary Meek, resigned as members of our board of directors on June 21, 2007 and July 7, 2007, respectfully, due to personal reasons.

                                            FEES EARNED OR      OPTION         ALL OTHER
                                            PAID IN CASH        AWARDS        COMPENSATION       TOTAL
                 NAME                           ($)             ($)(1)            ($)             ($)
-------------------------------------       --------------   ------------     ------------     ----------

Alan Strasbaugh......................            7,500            692(2)         80,277(3)        88,469
David Porter.........................           15,000            692(2)             --           15,692
Wesley Cummins.......................            7,500            692(2)             --            8,192
John Givens..........................               --             --             1,000(4)         1,000
Dana Ditmore ........................               --            692(5)             --              692
   Former Board Member
Gary Meek............................               --            692(6)                             692
   Former Board Member
J. Michael Gullard...................               --             --            25,000(7)        25,000
   Former Board Member
Bryant R. Riley......................               --             --                --               --
   Former Board Member
Robert J. Gallagher..................           10,000             --                --           10,000
   Former Board Member
Bob D'Agostino.......................           10,000             --                --           10,000
   Former Board Member

----------
(1) The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2007 under SFAS No. 123(R). The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2007:

            Dividend yield..........................................   0%
            Expected volatility.....................................  48.1%
            Risk-free interest rates................................   4.81%
            Expected option life (in years).........................   6.5
            Weighted-average exercise price per common share........  $1.71

(2) The director was granted an option to purchase 18,000 shares of our common stock on May 24, 2007, which option remained outstanding on December 31, 2007. The stock option vests pursuant to a three year vesting schedule, whereby 33% of the option becomes exercisable on May 24, 2008, 33% of the option becomes exercisable on May 24, 2009 and 34% becomes exercisable on May 24, 2010. The option expires on May 24, 2017.
(3) Includes $79,231 of base salary paid to Mr. Alan Strasbaugh pursuant to the terms of his Employment Agreement dated May 24, 2007.
(4) Represents payments made for consulting services during the year ended December, 31 2007.
(5) Mr. Ditmore was granted an option to purchase 18,000 shares of our common stock on May 24, 2007. The entire option lapsed when Mr. Ditmore resigned on June 21, 2007. Vesting was pursuant to a three year vesting schedule, whereby 33% of the option would have been exercisable on May 24, 2008, 33% of the option would have been exercisable on May 24, 2009 and 34% of the option would have been exercisable on May 24, 2010. Had it not lapsed, the option would have expired on May 24, 2017.

(6) Mr. Meek was granted an option to purchase 18,000 shares of our common stock on May 24, 2007. The entire option lapsed when Mr. Meek resigned on July 7, 2007. Vesting was pursuant to a three year vesting schedule, whereby 33% of the option would have been exercisable on May 24, 2008, 33% of the option would have been exercisable on May 24, 2009 and 34% of the option would have been exercisable on May 24, 2010. Had it not lapsed, the option would have expired on May 24, 2017.
(7) Represents base salary paid to Mr. Gullard for his services as our Chief Executive Officer from January 1, 2007 until his resignation on May 24, 2007.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our articles of incorporation provide that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by or in the right of Strasbaugh for breach of a director's duties to Strasbaugh or our shareholders except for liability:

         o for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

         o for acts or omissions that a director believes to be contrary to the best interests of Strasbaugh or our shareholders or that involve the absence of good faith on the part of the director;

         o for any transaction for which a director derived an improper personal benefit;

         o for acts or omissions that show a reckless disregard for the director's duty to Strasbaugh or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to Strasbaugh or our shareholders;

         o for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to Strasbaugh or our shareholders; and

         o for engaging in transactions described in the California Corporations Code or California case law that result in liability, or approving the same kinds of transactions.

         Our articles of incorporation also provide that we are authorized to provide indemnification to our agents, as defined in Section 317 of the California Corporations Code, through our bylaws or through agreements with such agents or both, for breach of duty to us and our shareholders, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject to the limits on such excess indemnification set forth in Section 204 of the California Corporations Code. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the California Corporations Code. We have entered and expect to continue to enter into agreements to indemnify our directors and officers as determined by our board of directors. These agreements provide for indemnification of related expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors' and officers' liability insurance.

         Our bylaws provide for indemnification of our officers, directors, employees, and other agents to the extent and under the circumstances permitted by California law. In all cases where indemnification is permitted by the bylaws, a determination to indemnify such person must be made when ordered by a court and must be made in a specific case upon a determination that indemnification is required or proper in the circumstances. Such determination must be made:

         o by our board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding which is the subject of the request for indemnification; or

         o if such a quorum is not obtainable, or, even if obtainable, a majority vote of a quorum of disinterested directors so directs, by independent legal counsel in a written opinion; or

         o        by a majority of our shareholders.

         The limitation of liability and indemnification provisions in our articles of incorporation and bylaws may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other shareholders. Furthermore, a shareholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

         Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information with respect to the beneficial ownership of our voting stock as of July 23, 2008, the date of the table, by:

         o each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;

         o        each of our directors;

         o each of our current executive officers identified at the beginning of the "Management" section of this Report and our former Chief Executive Officer, Michael J. Gullard; and

         o        all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Except as indicated in the discussion of the beneficial ownership limitations on the Series A Preferred Stock below and except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership of our common stock is based on 14,201,587 shares of common stock outstanding as of the date of the table. Percentage of beneficial ownership of our Series A Preferred Stock is based on 5,909,089 shares of Series A Preferred Stock outstanding as of the date of the table.

         The terms of the Series A Preferred Stock and the Investor Warrants held by the selling security holders prohibit conversion of the Series A Preferred Stock or exercise of the Investor Warrants to the extent that such conversion or exercise would result in a holder, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive these 4.99% beneficial ownership limitations upon 61-days' prior written notice to us. Also, these beneficial ownership limitations do not preclude a holder from exercising an Investor Warrant, converting Series A Preferred Stock or selling the shares underlying Investor Warrants or Series A Preferred Stock in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the 4.99% limitation amount.

         The address of each of the following shareholders, unless otherwise indicated below, is c/o Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401. Messrs. Schillings, Nance, Kirkpatrick and Paterson are executive officers of Strasbaugh. Messrs. Alan Strasbaugh, Porter, Cummins, Givens and Cacciamatta are directors of Strasbaugh. Larry Strasbaugh is the brother of Alan Strasbaugh.

                                                                                       AMOUNT AND
                                                                                       NATURE OF
                                                                                       BENEFICIAL        PERCENT
               NAME OF BENEFICIAL OWNER                       TITLE OF CLASS           OWNERSHIP         OF CLASS
               ------------------------                       --------------           ------------      --------
Alan Strasbaugh......................................    Common                        7,524,431(1)       52.96%
Chuck Schillings.....................................    Common                          914,508(2)        6.41%
Richard Nance........................................    Common                           87,780(3)          *
David Porter.........................................    Common                            5,940(4)          *
Wesley Cummins.......................................    Common                           54,138(5)          *
John Givens..........................................    Common                              --             --
Danilo Cacciamatta...................................    Common                              --             --
Allan Paterson.......................................    Common                           66,000(4)          *
Michael A. Kirkpatrick...............................    Common                          848,508           5.97%
J. Michael Gullard...................................    Common                            2,045             *
Larry Strasbaugh.....................................    Common                        2,616,712          18.43%
Thomas A. Walsh......................................    Common                        1,272,783           8.96%
Lloyd I. Miller, III ................................    Common                        2,309,528(6)       14.00%
                                                         Series A Preferred            2,000,000(7)       33.85%
Milfam II L.P. ......................................    Common                        1,155,629(8)        7.53%
                                                         Series A Preferred            1,000,000          16.92%
Harvey SMidCap Fund LP...............................    Common                          745,878(9)        4.99%
                                                         Series A Preferred            1,186,363          20.08%
James Schwartz ......................................    Common                          745,878(10)       4.99%
                                                         Series A Preferred            1,363,636(11)      23.08%
Jeffrey Moskowitz....................................    Common                          745,878(10)       4.99%
                                                         Series A Preferred            1,363,636(11)      23.08%
Bryant Riley.........................................    Common                          735,246(12)       4.99%
                                                         Series A Preferred              772,727          13.08%
The Robert A Lichtenstein & Annette Lichtenstein
Revocable Trust......................................    Common                          522,727(13)       3.55%
                                                         Series A Preferred              454,545           7.69%
Kayne Anderson Capital Income Partners
(QP), LP.............................................    Common                          418,183(14)       2.86%
                                                         Series A Preferred              363,637           6.15%
Richard A. Kayne.....................................    Common                          627,274(15)       4.23%
                                                         Series A Preferred              545,455(16)       9.23%
John P. Francis......................................    Common                          365,910(17)       2.51%
                                                         Series A Preferred              318,182(18)       5.38%
All directors and executive officers
as a group (9 persons)...............................    Common                        9,501,305(19)      65.58%

----------
*      Less than 1%.
(1) Includes 5,940 shares underlying options. Also includes 196 shares of common stock held by
       Mr. Strasbaugh's wife.
(2) Includes 66,000 shares underlying options. (3) Represents shares underlying options. (4) Represents shares underlying options.
(5) Represents 48,198 shares underlying a Placement Warrant and 5,940 shares underlying options.
(6) Includes 2,045 shares of outstanding common stock, 1,000,000 shares underlying Series A Preferred Stock and 150,000 shares underlying Investor Warrants held directly by Lloyd I. Miller, III. Also includes 1,155,629 shares of common stock represented in this table as beneficially owned by Milfam II L.P. Further, includes the following shares of common stock over which Mr. Miller has the sole power to vote or dispose of: 109 shares held by the Catherine C. Miller - Irrevocable Trust Agreement; 109 shares held by the Kimberly S. Miller -
       Irrevocable Trust Agreement; 48 shares held by Milfam LLC; 48 shares held by Lloyd I. Miller, IV and 209 shares held by Alexandra B. Miller. Also includes the following shares of common stock over which Mr.
       Miller has shared power to vote or dispose of: 622 shares held by the Trust A-4 - Lloyd I. Miller; 661 shares held by Trust C - Lloyd I. Miller and 48 shares held by the Lloyd Crider - Irrevocable Trust Agreement. On May 30, 2007, Mr. Miller waived the 4.99% beneficial ownership limitation applicable to the Series A Preferred Stock and Investor Warrants held by himself and Milfam II L.P. The address for Lloyd I. Miller, III is 4550 Gordon Drive, Naples, Florida 34102.

(7)    Includes 1,000,000 shares of Series A Preferred Stock owned by Mr.
       Miller and 1,000,000 shares of Series A Preferred stock represented in this table as held by Milfam II L.P.
(8) Represents 5,629 shares of outstanding common stock, 1,000,000 shares underlying Series A Preferred Stock and 150,000 shares underlying Investor Warrants. Mr. Lloyd I. Miller, III has the power to vote or dispose of the shares beneficially held by Milfam II L.P. Milfam LLC is the general partner of Milfam II L.P. and Lloyd I. Miller, III is the manager of Milfam LLC. On May 30, 2007, Mr. Miller waived the 4.99% beneficial ownership limitation applicable to the Series A Preferred Stock and Investor Warrants held by Milfam II LP. The address for Milfam II L.P. is c/o Lloyd I. Miller, III, 4550 Gordon Drive, Naples, Florida 34102.
(9) Represents 745,878 shares underlying Series A Preferred Stock and Investor Warrants. The number of shares beneficially owned is limited to 4.99% of our outstanding common stock pursuant to the terms of the Series A Preferred Stock and Investor Warrants. If beneficial ownership limitations had not been in effect, the Harvey SMidCap Fund LP would have beneficially owned a total of 1,364,317 shares of common stock, or 8.76% of our outstanding common stock, representing 1,186,363 shares underlying Series A Preferred Stock and 177,954 shares underlying Investor Warrants. Power to vote or dispose of the shares beneficially owned by Harvey SMidCap Fund LP is held by Harvey Partners LLC. The individuals authorized to act on behalf of Harvey Partners LLC in the voting and disposition of the shares are James Schwartz and Jeffrey Moskowitz. The address for Harvey SMidCap Fund LP is 350 Madison Avenue, 8th Floor, New York, New York 10017.
(10) Represents shares underlying Series A Preferred Stock and Investor Warrants held by Harvey SMidCap Fund LP and Harvey SMidCap Offshore Fund LTD. The number of shares beneficially owned is limited to 4.99% of our outstanding common stock pursuant to the terms of the Series A Preferred Stock and Investor warrants. If beneficial ownership limitations had not been in effect, Mr. Schwartz and Mr. Moskowitz would each have beneficially owned a total of 1,568,181 shares underlying the Series A Preferred Stock and Investor Warrants held by Harvey SMidcap Fund LP and Harvey SMidcap Offshore Fund LTD, or 8.76% of our outstanding common stock, representing 1,186,363 shares underlying Series A Preferred Stock and 177,954 shares underlying Investor Warrants held by Harvey SMidCap Fund LP and 177,273 shares underlying Series A Preferred Stock and 26,591 shares underlying Investor Warrants held by Harvey SMidCap Offshore Fund LTD. Harvey Partners LLC holds the power to vote or dispose of the shares beneficially owned by Harvey SMidCap Fund LP and Harvey SMidCap Offshore Fund LTD. Mr. Schwartz and Mr. Moskowitz are each authorized to act alone on behalf of Harvey Partners LLC. The address for Mr. Schwartz and Mr. Moskowitz is 350 Madison Avenue, 8th Floor, New York, New York 10017.
(11) Represents 1,186,363 shares of Series A Preferred Stock held by Harvey SMidCap Fund LP and 177,273 shares of Series A Preferred Stock held Harvey SMidCap Offshore Fund LTD. Harvey Partners LLC holds the power to vote or dispose of the shares beneficially owned by Harvey SMidCap Fund LP and Harvey SMidCap Offshore Fund LTD. Mr. Schwartz and Mr. Moskowitz are each authorized to act alone on behalf of Harvey Partners LLC.
(12) Includes 2,045 shares of outstanding common stock held by Bryan and Carleen Riley JTWROS, 18,345 shares underlying Placement Warrants and 532,802 shares underlying both Series A Preferred Stock and Investor

       Warrants held by Mr. Riley. Also includes 21,761 shares of common stock and 138,756 shares underlying Placement Warrants held by B. Riley and Co. Inc. Mr. Riley has shared power to vote or dispose of the shares held by
       B. Riley and Co. Inc. Additionally includes the following shares of common stock over which Mr. Riley has the sole power to vote or dispose of: 322 shares held by BR Investco, LLC; 112 shares held by B. Riley and Co. Retirement Trust; 738 shares held by Investment Advisory Client; and 20,365 shares held by Riley Investment Partners Master Fund, L.P. The number of shares beneficially owned is limited to 4.99% of the outstanding common stock of the Company pursuant to the terms of the Series A Preferred Stock and Investor warrants. If beneficial ownership limitations had not been in effect, the selling security holder would have beneficially owned a total of 1,229,836 shares of common stock, or 7.99% of our outstanding common stock, which includes 772,727 shares underlying the Series A Preferred Stock and 115,909 shares underlying Investor Warrants. The address for Mr. Riley is c/o Riley Investment Management LLC, 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.
(13) Represents 454,545 shares underlying Series A Preferred Stock and 68,182 shares underlying Investor Warrants. The individuals authorized to act on behalf of The Robert A Lichtenstein & Annette Lichtenstein Revocable Trust in the voting and disposition of the shares are Robert A Lichtenstein and Annette Lichtenstein, trustees of The Robert A Lichtenstein & Annette Lichtenstein Revocable Trust. The address for The Robert A Lichtenstein & Annette Lichtenstein Revocable Trust is 4573 Tara Drive, Encino, California 91316.
(14)   Represents 363,637 shares underlying Series A Preferred Stock and
       54,546 shares underlying Investor Warrants. Power to vote or dispose of the shares is held by Kayne Anderson Capital Advisors, LP, the General Partner of Kayne Anderson Capital Income Partners (QP), LP and Kayne Anderson Investment Management, Inc., the investment advisor to Kayne Anderson Capital Income Partners (QP), LP. Richard A. Kayne is authorized to act on behalf of Kayne Anderson Capital Advisors, LP as its chief executive officer and on behalf of Kayne Anderson Investment Management, Inc. as its chief executive officer. The address for Kayne Anderson Capital Income Partners (QP), LP is 350 Madison Avenue, 8th Floor, New York, New York 10017.
(15) Includes 136,364 shares underlying Series A Preferred Stock and 45,454 shares underlying Investor Warrants held by Kayne Anderson Income Partners, LP and 20,455 shares underlying Series A Preferred Stock and 6,818 shares underlying Investor Warrants held by Kayne Anderson Capital Income Fund, Ltd. Also includes the 418,183 shares of common stock represented in this table as beneficially owned by Kayne Anderson Capital Income Partners (QP), LP. Power to vote or dispose of the shares is held by Kayne Anderson Capital Advisors, LP, the General Partner of the three affiliated entities and Kayne Anderson Investment Management, Inc., the investment advisor to the three affiliated entities. Mr. Kayne is authorized to act on behalf of Kayne Anderson Capital Advisors, LP as its chief executive officer and on behalf of Kayne Anderson Capital Advisors, LP as its chief executive officer. The address for Mr. Kayne is c/o Kayne Anderson Capital Advisors, LP, 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.
(16) Represents 136,364 shares underlying Series A Preferred Stock held by Kayne Anderson Income Partners, LP, 20,455 shares underlying Series A Preferred Stock held by Kayne Anderson Capital Income Fund, Ltd. and 363,637 shares underlying Series A Preferred Stock held by Kayne Anderson Capital Income Partners (QP), LP.
(17) Represents 159,091 shares underlying Series A Preferred Stock and 23,864 shares underlying Investor Warrants held by Catalysis Offshore, Ltd. and 159,091 shares underlying Series A Preferred Stock and 23,864 shares underlying Investor Warrants held by Catalysis Partners, LLC. Power to vote or dispose of the shares is held by Francis Capital Management, LLC. Mr. Francis is authorized to act on behalf of Francis Capital Management, LLC in the voting and disposition of the shares. The address for Mr. Francis is 429 Santa Monica Boulevard, Suite 320, Santa Monica, California 90401.
(18) Represents 159,091 shares underlying Series A Preferred Stock held by Catalysis Offshore, Ltd. and 159,091 shares underlying Series A Preferred Stock and held by Catalysis Partners, LLC.
(19) Includes 171,600 shares underlying options and 48,198 shares underlying a Placement Warrant held by Mr. Cummins. Also includes 196 shares of common stock held by Mr. Strasbaugh's wife.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF      EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                  WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
            -------------                  -------------------       -------------------    ------------------------
                                                   (A)                       (B)                      (C)
Equity compensation plans approved
   by security holders.............              1,339,000(1)          $     1.71                     661,000(2)
Equity compensation plans not
   approved by security holders....                     --                     --                          --
     Total.........................              1,339,000                                            661,000

----------

(1) Represents shares of common stock underlying options that are outstanding under our 2007 Share Incentive Plan. The material features of our 2007 Plan are described in Note 9 to our consolidated financial statements for the year ended December 31, 2007.
(2) Represents shares of common stock available for issuance under options that may be issued under our 2007 Share Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

POLICY REGARDING RELATED PARTY TRANSACTIONS

         We recognize that related party transactions present a heightened risk of conflicts of interest and in connection with this offering, have adopted a policy to which all related party transactions shall be subject. Pursuant to the policy, the Audit Committee of our board of directors will review the relevant facts and circumstances of all related party transactions, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm's-length dealings with an unrelated third party and the extent of the related party's interest in the transaction. Pursuant to the policy, no director may participate in any approval of a related party transaction to which he or she is a related party.

         The Audit Committee will then, in its sole discretion, either approve or disapprove the transaction. If advance Audit Committee approval of a transaction is not feasible, the transaction may be preliminarily entered into by management, subject to ratification of the transaction by the Audit Committee at the Audit Committee's next regularly scheduled meeting. If at that meeting the Audit Committee does not ratify the transaction, management shall make all reasonable efforts to cancel or annul such transaction.

         Certain types of transactions, which would otherwise require individual review, have been preapproved by the Audit Committee. These types of transactions include, for example, (i) compensation to an officer or director where such compensation is required to be disclosed in our proxy statement, (ii) transactions where the interest of the related party arises only by way of a directorship or minority stake in another organization that is a party to the transaction and (iii) transactions involving competitive bids or fixed rates.

SHARE EXCHANGE TRANSACTION

         Pursuant to the Share Exchange Transaction we issued to the shareholders of R. H. Strasbaugh an aggregate of 13,770,366 shares of our common stock in exchange for the same number of R. H. Strasbaugh's common stock. The 1:1 exchange ratio was determined by arms-length negotiations between Strasbaugh (formerly, CTK Windup Corporation) and R. H. Strasbaugh (formerly, Strasbaugh) and was not based on any particular valuation or other financial data with respect to either company or a comparison of comparable companies or transactions.

         In connection with the Share Exchange Transaction we issued to (i) Alan Strasbaugh, the Chairman of our board of directors, 7,518,295 shares of our common stock in exchange for 7,518,295 shares of common stock of R. H. Strasbaugh held by Alan Strasbaugh; (ii) Chuck Schillings, our President and Chief Executive Officer, 848,508 shares of our common stock in exchange for 848,508 shares of common stock of R. H. Strasbaugh held by Mr. Schillings; (iii) Larry Strasbaugh, the brother of Alan Strasbaugh, 2,616,712 shares of our common stock in exchange for 2,616,712 shares of common stock of R. H. Strasbaugh held by Larry Strasbaugh; (iv)Thomas Walsh 1,272,783 shares of our common stock in exchange for 1,272,783 shares of common stock of R. H. Strasbaugh held by Mr. Walsh; and (v) Michael Kirkpatrick, our Director of Sales and Marketing, 848,508 shares of our common stock in exchange for 848,508 shares of common stock of R.
H. Strasbaugh held by Mr. Kirkpatrick. As a result of the Share Exchange Transaction each of Mr. Alan Strasbaugh, Mr. Schillings, Mr. Larry Strasbaugh, Mr. Walsh and Mr. Kirkpatrick became the beneficial owners of more than 5% of our common stock. Except for Mr. Walsh, none of the shareholders of R. H. Strasbaugh acquired the shares they exchanged within two years prior to May 24, 2007. On February 6, 2007, Mr. Walsh acquired 548,865 shares of R. H. Strasbaugh common stock upon exercise of an option to purchase shares of R. H. Strasbaugh's common stock that was originally granted several years ago and extended on April 10, 2006, at an exercise price of $0.07 per share.

EMPLOYMENT AGREEMENTS

         We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Agreements" and "Compensation of Directors."

INDEMNIFICATION AGREEMENTS

         We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by California law.

FACILITIES LEASE

         Our corporate headquarters, in San Luis Obispo, is jointly owned by Alan Strasbaugh and his former wife, April Paletsas, with each owning an undivided one-half interest in the property, and leased to R. H. Strasbaugh, on a month-to-month basis, at $84,000 per month. During the years ended December 31, 2006 and 2007 and the first three months of 2008, our total lease costs were approximately $1,000,000, $1,000,000 and $250,000, respectively. Alan Strasbaugh is the chairman of our board of directors, the chairman of the board of directors of R. H. Strasbaugh and an employee of Strasbaugh.

REPAYMENT OF LOANS

         On May 31, 2007, R. H. Strasbaugh made a payment of $746,776 to the Chairman of our board of directors, Alan Strasbaugh, and thereby paid in full all obligations under the Straight Commercial Promissory Note dated February 12,

2002, or Note, by and between R. H. Strasbaugh and Mr. Strasbaugh. R. H. Strasbaugh issued the Note to Mr. Alan Strasbaugh in the principal amount of $852,262, which amount represented the amount of past due rent, and the note bore interest at the prime rate of interest rate plus 1.0%.

         On May 24, 2007, R. H. Strasbaugh made a payment of $761,799 to Agility, then a beneficial owner of 6.9% of the then issued and outstanding shares of common stock of R. H. Strasbaugh, and thereby paid in full all obligations under the Loan Agreement dated September 23, 2005, and amended from time to time, by and between R. H. Strasbaugh and Agility. R. H. Strasbaugh borrowed an initial principal amount of $1,650,000 under the Loan Agreement. The loan was payable in a lump-sum payment of $150,000 due March 1, 2007, with the remainder payable in monthly installments of $55,000 including interest at 12% and the remaining balance due September 2007.

SERIES A PREFERRED STOCK FINANCING

         On May 24, 2007, we issued to Lloyd I. Miller, III 1,000,000 shares of our Series A Preferred Stock at a price of $2.20 per share, for an aggregate purchase price of $2,200,000. On the same date, we also issued to Milfam II L.P. 1,000,000 shares of our Series A Preferred Stock at a price of $2.20 per share, for an aggregate purchase price of $2,200,000. Lloyd I. Miller, III has the power to vote or dispose of the shares held by Milfam II L.P. On May 30, 2007, Lloyd I. Miller, III waived the 4.99% conversion limitation with respect to the shares of Series A Preferred Stock and Investor Warrants held by him and Milfam II L.P. Thus, the waiver was effective as of July 30, 2007 and both Mr. Miller and Milfam II L.P. are beneficial owners of more than 5% of our common stock.

         In connection with the Series A Preferred Stock Financing, we issued a Placement Warrant to purchase 385,434 shares of our common stock to our placement agent B. Riley and Co. Inc., as compensation for services rendered as placement agent in the Series A Preferred Stock Financing. B. Riley and Co. Inc. assigned portions of its Placement Warrant to the following, each of whom is either an employee of B. Riley and Co. Inc. or an affiliate of an employee of B. Riley and Co. Inc: Bryant Riley, Michael C. Munck, Kenneth W. Tang, The Donnelly Revocable Living Trust, The Guardi Family Trust, Thomas John Kelleher and Mary Meighan Kelleher as trustees of The Kelleher Family Trust Established January 18, 2007, Wesley Cummins, Shane Pavitt, Knut Grevle, Pete Benedict and Wyatt Carr. B. Riley and Co. Inc. currently holds a Placement Warrant to purchase 138,756 shares of our common stock.

         Pursuant to an assignment from B. Riley and Co. Inc. of its Placement Warrant to purchase 385,434 shares of our common stock, we issued a Placement Warrant to purchase 18,345 shares of our common stock to Mr. Bryant Riley, a former member of our board of directors and a selling security holder. Additionally, as an investor in the Series A Preferred Stock Financing, we issued to Mr. Riley 772,727 shares of our Series A Preferred Stock and an Investor Warrant to purchase 115,909 shares of our common stock. Mr. Riley shares the power to vote or dispose of the shares beneficially owned by B. Riley and Co. Inc. with the management of B. Riley and Co. Inc.

         Pursuant to an assignment from B. Riley and Co. Inc. of its Placement Warrant to purchase 385,434 shares of our common stock, we issued a Placement Warrant to purchase 48,198 shares of our common stock to Wesley Cummins, a member of our board of directors.

         Both Mr. Riley and Mr. Cummins, in their capacity as employees of B. Riley and Co. Inc., provided investment banking services to us in connection with the Series A Preferred Stock Financing. B. Riley has represented to us that the assignments made to both Mr. Riley and Mr. Cummins were in consideration of services rendered by Mr. Riley and Mr. Cummins, respectively, as employees of B. Riley and Co. Inc., in connection with the investment banking services B. Riley provided us in connection with the Series A Preferred Stock Financing. Additionally, both Mr. Riley and Mr. Cummins have represented to us that they received the Placement Warrants assigned to them by B. Riley in the ordinary course of business as transaction-based compensation for investment banking services.

         On May 24, 2007, the closing price of our common stock on the Pink Sheets(R) was $0.055 per share. On that same date, we effected a 1-for-31 reserve stock split. As a result of the reverse stock split, the effective per share closing price on May 24, 2007 was $1.71.

STOCK OPTIONS

         On May 24, 2007, each of our directors (other than Mr. Cacciamatta and Mr. Givens) was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan. On April 25, 2008, each of Messrs. Cacciamatta and Mr. Givens was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

REPURCHASE OF PREFERRED STOCK

         On May 24, 2007, R. H. Strasbaugh, our wholly-owned subsidiary, repurchased from Lam Research Corporation, then a beneficial owner of 21.2% of the then issued and outstanding shares of common stock of R. H. Strasbaugh, 4,087,980 shares of R. H. Strasbaugh's convertible preferred stock held by Lam Research Corporation for $3,000,000. Prior to the repurchase, Lam Research Corporation held all of the then issued and outstanding shares Convertible Preferred Stock of R. H. Strasbaugh.

REPURCHASE OF COMMON STOCK AND WARRANTS

         On May 24, 2007, R. H. Strasbaugh repurchased from Agility, then a beneficial owner of 6.9% of the then issued and outstanding shares of common stock of R. H. Strasbaugh, 771,327 shares of common stock of R. H. Strasbaugh, and a warrant to purchase shares of R. H. Strasbaugh common stock, each held by Agility for $750,000 and $450,000, respectively. Pursuant to the warrant that was repurchased, Agility had the right to purchase 4.1% of R. H. Strasbaugh's issued stock, on a fully diluted basis, at anytime between September 23, 2005 and September 23, 2015 at an exercise price of $0.01 per share.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents the aggregate fees billed to us for professional audit services rendered by Windes, for the years ended December 31, 2007 and December 31, 2006. We appointed Windes as our independent registered public accounting firm on May 24, 2007.

                                     2007          2006
                                   --------     --------

            Audit Fees .......     $444,095     $ 56,347
            Audit-Related Fees
            Tax Fees .........       13,430       16,000
            All Other Fees ...         --
                                   --------     --------
                Total ........     $457,525     $ 72,374
                                   ========     ========

         AUDIT FEES. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Report on Forms 10-Q and our Registration Statement on Form S-1, including amendments thereto.

         AUDIT-RELATED FEES. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under "Audit Fees."

         TAX FEES. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

         ALL OTHER FEES. Consists of amounts billed for services other than those noted above.

         Our Audit Committee has determined that all non-audit services provided by Windes are and were compatible with maintaining Windes' audit independence.

         Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2007, all services performed by Windes were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1), (a)(2) and (c) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained on page F-1 of this Report.

(a)(3) and (b) EXHIBITS

         Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

                            STRASBAUGH AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Report of Independent Registered Public Accounting Firm..................F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006.............F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2007 and 2006............................................F-4
Consolidated Statements of Redeemable Convertible Preferred
   Stock and Shareholders' Equity for the Years Ended
   December 31, 2007 and 2006............................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2007 and 2006............................................F-6
Notes to Consolidated Financial Statements for the Years Ended
   December 31, 2007 and 2006............................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Strasbaugh

We have audited the accompanying consolidated balance sheets of Strasbaugh (a California corporation) and subsidiary as of December 31, 2007 and 2006, and the related statements of operations, redeemable convertible preferred stock and shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strasbaugh and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/ WINDES & McCLAUGHRY

Irvine, California
June 9, 2008


                            STRASBAUGH AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                         DECEMBER 31,
                                                                                    -----------------------
                                                                                                   2006
                                                                                      2007      (AS RESTATED)
                                                                                    --------      --------
CURRENT ASSETS
   Cash and cash equivalents                                                        $  1,864      $  1,205
   Accounts receivable, net of allowance for doubtful accounts
     of $55 and $70 in 2007 and 2006, respectively                                     2,985         4,251
   Investments in securities                                                             244            --
   Inventories                                                                         6,169         7,114
   Prepaid expenses                                                                      282           338
   Deposits and other assets                                                              69            48
                                                                                    --------      --------
                                                                                      11,613        12,956
                                                                                    --------      --------
PROPERTY AND EQUIPMENT                                                                 2,384         1,949
                                                                                    --------      --------
OTHER ASSETS
   Investments in securities                                                             885            --
   Capitalized intellectual property, net of amortization of
     $18 and $11 in 2007 and 2006, respectively                                          306           192
   Deposits and other assets                                                              --            88
                                                                                    --------      --------
                                                                                       1,191           280
                                                                                    --------      --------
   TOTAL ASSETS                                                                     $ 15,188      $ 15,185
                                                                                    ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                                   $    --       $  2,650
   Notes payable, current portion                                                        100         1,785
   Accounts payable                                                                      517         1,038
   Accrued expenses                                                                    2,606         2,941
   Deferred revenue                                                                      119         1,201
                                                                                    --------      --------
                                                                                       3,342         9,615
                                                                                    --------      --------
NONCURRENT LIABILITIES
   Accrued warrant                                                                        --           450
                                                                                    --------      --------
                                                                                          --           450
                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 10 and 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value, aggregate preference in liquidation $13,633, 15,000,000 shares authorized, 5,909,089
     shares issued and outstanding                                                    11,542            --

SHAREHOLDERS' EQUITY
   Preferred stock, no par value, 5,769,736 shares authorized,
     4,087,980 shares issued and outstanding                                              --         8,595
   Common stock, no par value, 100,000,000 shares authorized,
     14,201,587 shares issued and outstanding                                             56            17
   Additional paid-in capital                                                         27,926        23,409
   Accumulated other comprehensive loss                                                   --            --
   Accumulated deficit                                                               (27,678)      (26,901)
                                                                                    --------      --------
                                                                                         304         5,120
                                                                                    --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 15,188      $ 15,185
                                                                                    ========      ========


        The accompanying notes are an integral part of these statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                    ------------------------
                                                                   2006
                                                      2007      (AS RESTATED)
                                                    --------      --------
REVENUES
Tools                                               $ 11,703      $ 11,269
Parts and service                                      7,815        11,766
                                                    --------      --------
NET REVENUES                                          19,518        23,035
                                                    --------      --------
COST OF SALES
Tools                                                  7,491         6,441
Parts and service                                      3,906         8,030
                                                    --------      --------
TOTAL COST OF SALES                                   11,397        14,471
                                                    --------      --------
GROSS PROFIT                                           8,121         8,564
                                                    --------      --------
OPERATING EXPENSES
Selling, general and administrative expenses           5,961         4,492
Research and development                               2,580         2,071
                                                    --------      --------
                                                       8,541         6,563
                                                    --------      --------
(LOSS) INCOME FROM OPERATIONS                           (420)        2,001
                                                    --------      --------
OTHER INCOME (EXPENSE)
Rental income                                              2           163
Interest income                                           86             1
Interest expense                                        (311)         (841)
Other (expense) income, net                             (124)          (77)
                                                    --------      --------
                                                        (347)         (754)
                                                    --------      --------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES         (767)        1,247

PROVISION FOR INCOME TAXES                                10            79
                                                    --------      --------
NET (LOSS) INCOME                                   $   (777)     $  1,168
                                                    ========      ========

NET INCOME PER COMMON SHARE
Basic                                               $   0.28      $   0.08
                                                    ========      ========
Diluted                                             $   0.24      $   0.06
                                                    ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                 14,281        13,993
                                                    ========      ========
Diluted                                               19,758        18,573
                                                    ========      ========

        The accompanying notes are an integral part of these statements.



                                                     STRASBAUGH AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                     AND SHAREHOLDERS' EQUITY
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                              REDEEMABLE CONVERTIBLE
                                                  PREFERRED STOCK              PREFERRED STOCK               COMMON STOCK
                                          --------------------------    --------------------------  -----------------------------
                                                SHARES      AMOUNT         SHARES          AMOUNT       SHARES           AMOUNT
                                          ---------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2006
  (AS RESTATED)                                  --      $        --      4,087,980    $     8,595   13,992,828      $        17
Stock-based compensation expense                 --               --             --             --           --               --
Net income                                       --               --             --             --           --               --
                                          ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006 (AS
   RESTATED)                                     --               --      4,087,980          8,595   13,992,828               17
Comprehensive loss:
   Net loss
   Other comprehensive loss:
     Unrealized loss on investments,
        net of tax of $0

   Total comprehensive loss

Repurchase of participating preferred
  stock for $3,000                               --               --    (4,087,980)        (8,595)          --               --
Issuance of common stock to CIK,
    net of issuance costs of $312                --               --             --             --      431,221                1
Sale of Series A redeemable
   convertible preferred stock,
   net of issuance costs of $2,311        5,909,089           10,689             --             --           --               --
Fair value of warrants issued
     (Note 11)                                   --               --             --             --           --               --
Repurchase of common stock                       --               --             --             --     (771,327)              --
Issuance of common stock from
   exercise of options                           --               --             --             --      548,865               38
Stock-based compensation expense                 --               --             --             --           --               --
Accretion of redeemable convertible
   preferred stock                               --              220             --             --           --               --
Preferred stock dividend                         --              633             --             --           --               --
                                          ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007                5,909,089      $    11,542             --    $        --   14,201,587      $        56
                                          =======================================================================================


[table continued]

                                                                                                   TOTAL
                                                                                               SHAREHOLDERS'
                                                               ACCUMULATED                      EQUITY AND
                                                                  OTHER                         REDEEMABLE
                                             ADDITIONAL        COMPREHENSIVE                    CONVERTIBLE
                                              PAID-IN            INCOME         ACCUMULATED      PREFERRED
                                              CAPITAL            (LOSS)          DEFICIT          STOCK
                                           ----------------------------------------------------------------
BALANCE, JANUARY 1, 2006
  (AS RESTATED)                              $    23,402      $       --       $   (28,069)     $     3,945
Stock-based compensation expense                       7              --               --                 7
Net income                                            --              --             1,168            1,168
                                           ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2006 (AS
   RESTATED)                                      23,409              --           (26,901)           5,120
Comprehensive loss:
   Net loss                                                                           (777)            (777)
   Other comprehensive loss:                                                                              --
     Unrealized loss on investments,
        net of tax of $0                                                                                  --
                                                                                                  ----------
   Total comprehensive loss                                                                            (777)
                                                                                                  ----------
Repurchase of participating preferred
  stock for $3,000                                 5,595              --               --           (3,000)
Issuance of common stock to CIK,
    net of issuance costs of $312                     62              --               --               63
Sale of Series A redeemable
   convertible preferred stock,
   net of issuance costs of $2,311                    --              --               --           10,689
Fair value of warrants issued
     (Note 11)                                       350              --               --              350
Repurchase of common stock                          (751)             --               --             (751)
Issuance of common stock from
   exercise of options                                --              --               --               38
Stock-based compensation expense                     114              --               --              114
Accretion of redeemable convertible
   preferred stock                                  (220              --               --               --
Preferred stock dividend                            (633)             --               --               --
                                           ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2007                   $    27,926      $       --      $   (27,678)     $    11,846
                                           =================================================================

        The accompanying notes are an integral part of these statements.



                                         STRASBAUGH AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                    -----------------------
                                                                                                    2006
                                                                                     2007       (AS RESTATED)
                                                                                    --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                                $   (777)     $  1,168
   Adjustments to reconcile net (loss) income
    to net cash from operating activities:
     Depreciation and amortization                                                       313           373
     Change in allowance for doubtful amounts                                            (15)           62
     Change in inventory reserves                                                     (1,100)          575
     Noncash interest expense                                                            113           216
     Stock-based compensation                                                            114             7
     Changes in assets and liabilities:
       Accounts receivable                                                             1,281          (858)
       Inventories                                                                     1,385        (1,860)
       Prepaid expenses                                                                   56          (149)
       Deposits and other assets                                                          67           (69)
       Accounts payable                                                                 (521)          390
       Accrued expenses                                                                 (335)          459
       Deferred revenue                                                               (1,082)          478
       Accrued warrant                                                                  (450)           52
                                                                                    --------      --------
         Net Cash (Used in) Provided By Operating Activities                            (951)          844
                                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in securities                                                           (1,129)           --
   Purchase of property and equipment                                                    (70)         (120)
   Capitalized cost for intellectual property                                           (132)         (203)
                                                                                    --------      --------
         Net Cash Used In Investing Activities                                        (1,331)         (323)
                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in line of credit                                                       (2,650)          499
   Borrowings on notes payable                                                            --           250
   Repayment of notes payable                                                         (1,798)         (746)
   Repurchase of participating preferred stock                                        (3,000)           --
   Issuance of conditionally redeemable convertible preferred stock                   10,689            --
   Issuance of warrants                                                                  350            --
   Proceeds from stock options exercised                                                  38            --
   Proceeds from issuance of shares in share exchange transaction                         63            --
   Repurchase of common stock                                                           (751)           --
                                                                                    --------      --------
         Net Cash Provided By Financing Activities                                     2,941             3
                                                                                    --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  659           524

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,205           681
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  1,864      $  1,205
                                                                                    ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                                                         $    204      $    573
                                                                                    ========      ========
   Income taxes                                                                     $     73      $     79
                                                                                    ========      ========
Noncash investing and financing activities:
   Fair value accretion on conditionally redeemable convertible preferred stock     $    220      $     --
                                                                                    ========      ========
   Preferred stock dividend                                                         $    633      $     --
                                                                                    ========      ========
   Unrealized loss on investments in securities                                     $     --      $     --
                                                                                    ========      ========

                      The accompanying notes are an integral part of these statements.

                                                    F-6

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies are in conformity with accounting principles generally accepted in the United States of America. Such policies are consistently followed by Strasbaugh, a California corporation (the "Company"), in preparation of its financial statements.

ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Strasbaugh, a California corporation formerly known as CTK Windup Corporation ("Strasbaugh"), and its wholly-owned subsidiary, R. H. Strasbaugh, a California corporation ("R.
H. Strasbaugh," and together with Strasbaugh, the "Company"). All material inter-company accounts and transactions have been eliminated in the consolidation.

The Company designs and manufactures precision surfacing systems and solutions for the global semiconductor, electronics, precision optics, and aerospace industries. Products are sold to customers throughout the United States, Europe, and Asia and Pacific Rim countries.

SHARE EXCHANGE TRANSACTION

On May 24, 2007, Strasbaugh completed a share exchange transaction (the "Share Exchange Transaction") with R. H. Strasbaugh, a California corporation formerly known as Strasbaugh. Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R. H. Strasbaugh's capital stock. In connection with the Share Exchange Transaction, Strasbaugh issued an aggregate of 13,770,366 shares of its common stock to R. H. Strasbaugh's shareholders. The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh will be the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

Immediately prior to the consummation of the Share Exchange Transaction, CTK Windup Corporation amended and restated its articles of incorporation to effectuate a 1-for-31 reverse split of its common stock, to change its name from CTK Windup Corporation to Strasbaugh, to increase its authorized common stock from 50,000,000 shares to 100,000,000 shares, to increase its authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares have been designated Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock")) and to eliminate its Series A Participating Preferred Stock. On May 17, 2007, prior to the filing of CTK Windup Corporation's amended and restated articles of incorporation, the Company's subsidiary, R. H. Strasbaugh (then known as Strasbaugh), amended its articles of incorporation to change its name from Strasbaugh to R. H. Strasbaugh.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of increases and decreases in net assets from operations during the reporting periods. Actual results could differ from those estimates, and those differences could be material. Significant estimates include the fair value of the Company's common stock and the fair value of options and warrants to purchase common stock, and depreciation and amortization. The Company reclassified certain line items on the balance sheet as of December 31, 2006 and statement of operations for the year then ended.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. With regard to cash and cash equivalents, we maintain our excess cash balances in checking and money market accounts at high-credit quality financial institutions. We have not experienced any losses in any of the short-term investment instruments we have used for excess cash balances. We do not require collateral on our trade receivables. Historically, we have not suffered significant losses with respect to trade accounts receivable.

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the years ended December 31, 2007 and 2006, the Company's top 10 customers accounted for 68% and 64% of net revenues, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 36% and 30% for the years ended December 31, 2007 and 2006, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of December 31, 2007 and 2006, the amount due from the major customers (over 10%) discussed above represented 21% and 20% of total accounts receivable.

PRODUCT WARRANTIES

The Company provides limited warranty for the replacement or repair of defective products at no cost to its customers within a specified time period after the sale. The Company makes no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. The Company estimates the costs that may be incurred under its limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Warranty claims costs are not material given the nature of the Company's products and services which normally result in repairs and returns in the same accounting period.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments approximate their fair values. The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying values of the line of credit and notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

SEGMENT INFORMATION

The Company's results of operations for the years ended December 31, 2007 and 2006, represent a single segment referred to as global semiconductor, and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 42% and 35% of sales for the years ended December 31, 2007 and 2006, respectively.

The geographic breakdown of the Company's sales was as follows:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            ---------------
                                                              2007    2006
                                                            -------  ------
                United States                                 58%     65%
                Europe                                        23%      8%
                Asia and Pacific Rim countries                19%     27%

The geographic breakdown of the Company's accounts receivable was as follows:

                                                              DECEMBER 31,
                                                            ---------------
                                                              2007    2006
                                                            -------  ------

        United States                                          50%     58%
        Europe                                                 42%     14%
        Asia and Pacific Rim countries                          8%     28%

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

At December 31, 2007 and 2006 and throughout each year, the Company maintained cash balances in excess of federally insured limits.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are due from companies operating primarily in the global semiconductor, electronics, precision optics, and aerospace industries located throughout the United States, Europe, and Asia and Pacific Rim countries. Credit is extended to both domestic and international customers based on an evaluation of the customer's financial condition, and, generally collateral is usually not required. For international customers, additional evaluation steps are performed, where required, and more stringent terms, such as letters of credit, are used as necessary.

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at December 31, 2007 is reasonably stated.

INVESTMENTS IN SECURITIES

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

The fair value of substantially all securities is determined by quoted market prices. At December 31, 2007, the short-term investments held to maturity include certificates of deposits maturing in over 90 days and less than one year. The Company's other investments have maturity dates generally from 2 to 10 years, are classified as available for sale and are included in non-current assets because the investments will likely be sold prior to maturity, however, they will likely be held over one year from the balance sheet date. The Company had no realized gains or losses on sales of securities in 2007 or 2006. The Company had no investments in securities at December 31, 2006. The Company's unrealized losses on investments in securities at December 31, 2007 were effectively $0. Investments in securities at December 31, 2007 were as follows:

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS IN SECURITIES (CONTINUED)
                                                                  UNREALIZED
                                    AGGREGATE                        GAIN
                                    FAIR VALUE     COST BASIS       (LOSS)
                                    ----------     ----------     ----------

Certificates of deposit             $  244,000     $  244,000     $       --
U.S. government debt securities        437,000        436,000          1,000
Corporate debt securities               49,000         49,000             --
Municipal debt securities              399,000        400,000         (1,000)
                                    ----------     ----------     ----------
                                     1,129,000      1,129,000             --
Investments, current                   244,000        244,000             --
                                    ----------     ----------     ----------
Investments, noncurrent             $  885,000     $  885,000     $       --
                                    ==========     ==========     ==========

INVENTORIES

Inventories are maintained on the first-in, first-out method and are stated at the lower of cost or market based on the lower of replacement cost or net realizable value. Costs include material, labor and overhead required in the warehousing and production of the Company's products. Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of estimated future production needs.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment items are stated at cost, less accumulated depreciation. Additions, improvements, and major renewals are capitalized, while maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is computed principally using straight-line and accelerated methods over their estimated useful lives of three to thirty years. Amortization of leasehold improvements is computed using straight-line and accelerated methods over the shorter of the terms of the leases or their estimated useful lives. Periodically, the Company may transfer a completed tool from inventory to property, plant and equipment for use as a laboratory tool, or for customer demonstration purposes. The tools are transferred at the lower of cost or market and then depreciated over its estimated useful life. If the tool is subsequently sold to an end user, it may be transferred back to inventory at net book value and shipped to that customer.

INTELLECTUAL PROPERTY

During 2006, the Company changed its policy of expensing direct legal costs associated with the application and successful defense of patents as incurred, and began capitalizing and expensing these costs over the life of the patents, not to exceed 15 years. Approximately $132,000 and $203,000 of such costs were capitalized during the years ended December 31, 2007 and 2006, respectively. Amortization expense for these patent costs totaled $18,000 and $11,000 during the years ended December 31, 2007 and 2006, respectively.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has evaluated its long-lived assets and has not identified any impairment at December 31, 2007 and 2006.

DEFERRED REVENUE

Deferred revenue represents service contract revenue which is deferred and recognized ratably over the life of the service contract, which is generally one year.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under U.S. GAAP are excluded from net income. For the year ended December 31, 2007, the Company's accumulated other comprehensive loss consisted of effectively $0 of unrealized losses on investments in securities. There were no items of accumulated other comprehensive income for the year ended December 31, 2006.

REVENUE RECOGNITION

The Company derives revenues principally from the sale of tools, parts and services. The Company recognizes revenue pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company recognizes revenue upon shipment of products or performance of services and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

Generally, the Company obtains a non-refundable down-payment from the customer. These fees are deferred and recognized as the tool is shipped. All sales contract fees are payable no later than 60 days after delivery and payment is not contingent upon installation. In addition, the Company's tool sales have no right of return, or cancellation rights. Tools are typically modified to some degree to fit the needs of the customer and, therefore, once a purchase order has been accepted by the Company and the manufacturing process has begun, there is no right to cancel, return or refuse the order.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company has evaluated its arrangements with customers and revenue recognition policies under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and determined that its components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. The Company's revenue recognition policies for its specific units of accounting are as follows:

         Tools - The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

         Parts - The Company recognizes revenue when the parts are shipped.

         Service - Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years. Maintenance contracts are separate components of revenue and not bundled with our tools. If a customer does not have a maintenance contract, then the customer is billed for time and material and the Company recognizes revenue the after the service has been completed.

         Upgrades - The Company offers a suite of products known as "enhancements" which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools. These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades. The Company recognizes revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when the Company completes the installation of the upgrade parts and/or software on the customer's equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer's equipment with new or modified parts and/or software. After installation of the upgrade, the Company has no further obligation on the contracts, other than standard warranty provisions.

The Company includes software in its tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, the Company has no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. The Company's software is incidental to the tool contracts as a whole,. The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or the Company to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized. The revenue recognition requirements of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectability is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Installation of a tool occurs after the tool is completed, tested, formally accepted by the customer and shipped. The Company does not charge the customer for installation nor recognize revenue for installation as it is an inconsequential or perfunctory obligation and it is not considered a separate element of the sales contract or unit of accounting. If the Company does not perform the installation service there is no effect on the price or payment terms, there are no refunds, and the tool may not be rejected by the customer. In addition, installation is not essential to the functionality of the equipment because the equipment is a standard product, installation does not significantly alter the equipment's capabilities, and other companies are available to perform the installation. Also, the fair value of the installation service has historically been insignificant relative to the Company's tools.

RESEARCH AND DEVELOPMENT

Costs related to designing and developing new products are expensed as research and product development expenses as incurred. Research and development expenses totaled approximately $2,580,000 and $2,071,000 for the years ended December 31, 2007 and 2006, respectively.

SHIPPING COSTS

During the years ended December 31, 2007 and 2006, freight and handling amounts incurred by the Company totaled approximately $68,000 and $60,000, respectively, and are included in the cost of sales. Freight and handling fees billed to customers of approximately $6,000 and $15,000 are included in revenues for the years ended December 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) also established accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum-value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company's stock, implied volatilities from traded options on the company's stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The provisions of SFAS No. 123(R) were effective for and adopted by the Company as of January 1, 2006. Prior to the adoption, the Company was using the intrinsic-value method of accounting for stock based compensation pursuant to APB Opinion No. 25. Required pro-forma information was presented under the fair value method using a Black-Scholes option-pricing model pursuant to SFAS No.
123. The adoption of SFAS No. 123(R) was made using the prospective transition method. Under this method, the statement applies to new awards and awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of effective date shall be recognized as the requisite service is rendered.

FOREIGN CURRENCY TRANSACTIONS

The accounts of the Company are maintained in U.S. dollars. Transactions denominated in foreign currencies are recorded at the rate of exchange in effect on the dates of the transactions. Balances payable in foreign currencies are translated at the current rate of exchange when settled.

EARNINGS PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of outstanding common shares for the period. Diluted net income per share is computed by using the treasury stock method and dividing net income available to common stockholders, plus the effect of assumed conversions (if applicable), by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase, and convertible preferred stock, if any.

For the year ended December 31, 2007, in accordance with EITF Topic D-53:
"Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock," the computation of net income available to common shareholders includes the excess of the carrying value of the Company's preferred stock repurchased during the period over its carrying value.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share are as follows:


                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                      --------------------------------
                                                                          2007               2006
                                                                      ------------      ------------

Numerator:
  Net (loss) income                                                   $   (777,000)     $  1,168,000
  Preferred stock accretion                                               (220,000)               --
  Preferred stock dividend                                                (633,000)               --
  Excess of carrying value of preferred stock over cash paid upon
     redemption                                                          5,595,000                --
                                                                      ------------      ------------
  Net income available to common shareholders - basic                    3,965,000         1,168,000
  Adjustment to net income for assumed conversions                         853,000            52,000
                                                                      ------------      ------------
  Net income available to common shareholders - diluted               $  4,818,000      $  1,220,000
                                                                      ============      ============

Denominator:
  Shares outstanding, beginning                                         13,992,828        13,992,828
  Weighted-average shares issued                                           287,871                --
                                                                      ------------      ------------
  Weighted-average shares outstanding - basic                           14,280,699        13,992,828
  Effect of dilutive securities
       Weighted-average preferred stock outstanding                      5,195,613         4,087,980
       Weighted-average warrants outstanding (Notes 6 and 9)               227,918           491,748
       Weighted-average options outstanding                                 53,833                --
                                                                      ------------      ------------
                                                                         5,477,364         4,579,728
                                                                      ------------      ------------
       Weighted-average shares outstanding--diluted                     19,758,063        18,572,556
                                                                      ============      ============

Warrants to purchase 1,271,797 shares of common stock as of December 31, 2007 and stock options to purchase approximately 1,452,205 and 843,886 shares of common stock as of December 31, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on dilutive earnings per common share would have been anti-dilutive.

INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent, depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 9) on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information to the statements of cash flows with regard to certain noncash investing and financing transactions includes inventory transferred to property and equipment of $660,000 and $9,000 for the years ended December 31, 2007 and 2006, respectively. Inventory is transferred at the lower of cost or market and is depreciated over its useful life once transferred to property, plant and equipment. These items are typically tools used for testing, demonstrations and on-going engineering and are sometimes sold as used tools to customers in the future as needed.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company's financial statements.

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending December 31, 2008, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Under current regulations, the Company's independent registered public accountants will be required to attest to the Company's assessment of internal control for its fiscal year ending December 31, 2009.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company's consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." The adoption of FSP EITF Issue No. 00-19-2 had a material effect on the Company's financial position, cash flows, or results of operations and the Company has accrued approximately $208,000 towards this expense.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company's fiscal year ended December 31, 2006. The adoption of SAB No. 108 has not had a material impact on the Company's financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 may have on its financial position, cash flows, and results of operations.

In July 2006, the FASB released FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the "more-likely-than-not" threshold would be booked as a tax expense in the current year and recognized as: a liability for unrecognized tax benefits; a reduction of an income tax refund receivable; a reduction of deferred tax asset; an increase in deferred tax liability; or a combination thereof. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has had no material impact on the company's consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - MANAGEMENT'S PLANS

For the year ended December 31, 2007, the Company had a net loss of approximately $777,000 and as of December 31, 2007, the Company had an accumulated deficit of approximately $27,678,000. Management's plans with respect to these matters include efforts to increase revenues through the sale of existing products and new technology and continuing to reduce certain operating expenses. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007 and continuing into 2008 is expected to add to those losses as revenues decline.

                            STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 2 - MANAGEMENT'S PLANS (CONTINUED)

Management believes that the Company's current backlog and working capital is sufficient to maintain operations in the near term and that product development can be reduced or curtailed in the future to further manage cash expenditures. In addition, though the Company has at its disposal its bank line of $7.5 million with current availability of approximately $3.5 million, management believes that barring unforeseen events and/or investment opportunities there will be no need to utilize the bank line in the foreseeable future. There are no current plans to seek additional outside capital at this time. There are no assurances that the Company will achieve profitable operations in the future or that additional capital will be raised or obtained by the Company if cash generated from operations is insufficient to pay current liabilities.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                   DECEMBER 31,
                                                          ---------------------------
                                                             2007             2006
                                                          -----------     -----------

     Raw materials                                        $ 5,876,000     $ 6,181,000
     Work-in-process                                        2,212,000       3,919,000
     Finished goods                                            48,000          81,000
                                                          -----------     -----------
                                                            8,136,000      10,181,000
     Inventory Reserves                                    (1,967,000)     (3,067,000)
                                                          -----------     -----------
                                                          $ 6,169,000     $ 7,114,000
                                                          ============    ============

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                                                  DECEMBER 31,
                                                          ---------------------------
                                                              2007             2006
                                                          -----------     -----------

     Buildings and improvements                           $ 2,198,000     $ 2,198,000
     Shop and lab equipment                                 6,399,000       5,689,000
     Transportation equipment                                 166,000         166,000
     Furniture and fixtures                                 1,106,000       1,111,000
     Computer equipment                                     2,326,000       2,308,000
                                                          -----------     -----------
                                                           12,195,000      11,472,000
     Less:  accumulated depreciation and amortization       9,811,000       9,523,000
                                                          -----------     -----------
                                                          $ 2,384,000     $ 1,949,000
                                                          ===========     ===========

Depreciation expense totaled approximately $295,000 and $363,000 for the years ended December 31, 2007 and 2006, respectively.

                           STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 5 - LINE OF CREDIT

The Company had a line of credit agreement ("Loan Agreement") and guaranty agreement ("Exim Agreement") with a bank through February 2007. The agreements were secured by substantially all of the Company's assets. The borrowing amounts under the agreements were based on eligible accounts receivable. The agreements allowed the Company to borrow up to $3 million at the prime rate plus 3.5% under the Loan Agreement and $500,000 at the prime rate plus 4% under the Exim Agreement. In addition, the Company paid an administrative fee of 0.5% of the face amount of each receivable when first financed under both of the agreements. Both agreements included affirmative, negative and financial covenants. The notes payable to the majority stockholder were subordinated to these agreements (See Note 5). These agreements were amended and renewed at various times during 2007 to increase the Company's credit line from $3.5 million to $7.5 million and to extend the term of the credit facility to October 16, 2007. Upon expiration, all amounts due under these agreements were paid in full.

On December 4, 2007, the Company entered into two Loan and Security Agreements with Silicon Valley Bank providing for a credit facility in the aggregate amount of $7.5 million (the "SVB Credit Facilities"). The first component, the "EXIM Facility" provides for a two-year $2.5 million revolving line of credit, secured by substantially all of the Company's assets, that requires the Company to obtain a guarantee from the Export Import Bank of the United States of the credit extensions under the agreement before a credit extension will be made. The second component of the SVB Credit Facility (the "Non-EXIM Facility") is a two-year, revolving line of credit secured by substantially all of the Company's assets pursuant to which the Company can borrow up to $7.5 million less the principal balance borrowed under the EXIM Facility. The guarantee from Export Import Bank of the United States must be in full force and effect throughout the term of the EXIM Facility and so long as any credit extensions under the EXIM Facility are outstanding. The Company will be in default under the EXIM Facility if the EXIM guaranty ceases to be in full force and effect as required by the Loan and Security Agreement applicable to the EXIM Facility. Events of default under either of the SVB Credit Facilities will constitute an event of default on the other SVB Credit Facility.

The SVB Credit Facilities are subject to various financial covenants, applicable to the Company and its subsidiary, R.H. Strasbaugh, on a consolidated basis, including the following: the ratio of current assets to current liabilities, measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0.

The Non-EXIM Facility is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable and 30% of eligible inventory. The EXIM Facility is also formula-based and provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 90% of eligible accounts receivable and 50% of eligible inventory.

Interest on the SVB Credit Facilities is payable monthly. The interest rate applicable to the SVB Credit Facilities is a variable per annum rate equal to
0.75 percentage points above the prime rate as published by Silicon Valley Bank. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance under the SVB Credit Facilities will increase by five percentage points above the per annum interest rate that would otherwise be applicable. Both the EXIM Facility and the Non-EXIM Facility are subject to an unused line fee of 0.25% per annum, payable monthly, on any unused portion of the respective revolving credit facility.

At December 31, 2007, the availability under the SVB Credit facilities was approximately $3.5 million and there was no balance outstanding.

                           STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 6 - NOTES PAYABLE

The Company had a note payable to Agility Capital, LLC ("Agility") with a book value at December 31, 2006 of $963,000 (amount due of $1,076,000 less unamortized discount allocated to a warrant issued totaling $113,000), and was secured by substantially all of the Company's assets. The note was payable in monthly installments of $55,000 including interest at 12%, with the balance due in September 2007. The note was paid in full in May 2007.

In addition, the Company had a subordinated unsecured note payable to a majority Stockholder with a balance at December 31, 2006 of $722,000, which was payable in monthly interest-only payments at the prime rate plus 1%. The note was originally due in February 2007 and was subsequently extended until June 2007. The outstanding balance on the note and the unpaid accrued interest totaling approximately $747,000 was paid in full in May 2007.

The Company had unsecured notes payable totaling $100,000 at December 31, 2007 and 2006.

NOTE 7 - AGILITY WARRANT

During 2005, the Company issued a warrant (Note 6) to Agility (the "Agility Warrant"), in connection with a financing transaction. Pursuant to APB No. 14, the fair value of the warrant was allocated as a discount to the new debt. The values for each security were determined separately, based on their values at the time of issuance, and the debt discount was computed by comparing the value attributed to the debt securities with the face value of the debt. The discount was initially recorded at its fair value of $391,000. Amortization of the discount totaled approximately $0 and $216,000 for the years ended December 31, 2007 and 2006, respectively.

The Agility Warrant allowed the holder to purchase up to 4.1% of the Company's equity on a fully-diluted basis at $0.01 per share. The warrant also contained a provision that could have required the Company to cash settle the warrant for $450,000 if the Company did not receive at least $5 million of net proceeds from the sale or issuance of its equity securities on or before September 16, 2007. The shares underlying the warrant vested upon issuance and the warrant was to expire in September 2017.

The Company accounted for this warrant under EITF Issue No. 00-19 and, accordingly, the warrant was carried at its estimated fair value. The warrant was repurchased by the Company in May 2007 for its carrying value of $450,000. The changes in the fair value of the warrant during the years ended December 31, 2007 and 2006 totaled $0 and $52,000, respectively, and were included in other expenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases its manufacturing and sales facility from the chairman of the Company, who is a significant shareholder of the Company, and his former spouse. This 15-year lease agreement commenced on May 1, 1990 and ended on April 30, 2005. Under the original terms of the lease, the Company paid monthly lease payments and was liable for all property taxes, insurance, repairs, and maintenance. The lease also provided for periodic adjustments in minimum lease payments based upon the CPI.

                           STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

Effective May 1, 2005, the Company exercised the holdover provision within the lease agreement for its manufacturing and sales facility when it did not elect to execute an automatic five-year extension but remained in possession of the premises. The holdover provision within the lease agreement allows the Company to remain the tenant on a month-to-month basis under the terms that existed at the end of the original lease term, as defined. The holdover provision remains valid as long as the Company remains in possession and makes timely monthly rent payments. The monthly rent is currently $84,000.

The Company leases a postal mailing system under a noncancelable operating lease, which expires in December 2008. The Company also leases a sales facility in Tokyo, Japan, under an agreement which expired in April 2007. In April 2007, the Company extended the lease on a month-to-month basis. The following is a schedule by years of future minimum payments required under these operating leases with unrelated third parties that have a term in excess of one year as of December 31, 2007:

                 YEAR ENDING
                 DECEMBER 31,
                 -------------
                 2008                    $      12,000
                 2009                           11,000
                 2010                           11,000
                 2011                           11,000
                 2012                           10,000
                                         -------------
                                         $      55,000
                                         =============

Rent expense under the Company's operating leases totaled approximately $1,020,000 for each of the years ended December 31, 2007 and 2006, of which approximately $1,000,000 was related to the shareholder lease for each year.

SUBLEASE AGREEMENT

In March 2005, the Company entered into a sublease agreement with a previously unrelated third party to lease approximately 9,000 square feet of office space and 11,200 square feet of warehouse space. The lease commenced in April 2005 and was scheduled to terminate in March 2008. The sublease agreement was terminated in November 2006. Rental income totaled $0 and $164,000 for the years ended December 31, 2007 and 2006, respectively.

LITIGATION

During the year ended December 31, 2006, the Company entered into a legal dispute with its co-landlord, who is the former spouse of the chairman and significant shareholder of the Company, of its current facility regarding the Company's potential liability for capital repairs. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 9 - STOCK COMPENSATION PLANS

1998 AMENDED RESTATED STOCK OPTION PLAN-R. H. STRASBAUGH

Under R. H. Strasbaugh's 1998 Amended Restated Stock Option Plan (the "1998 Plan"), as amended, 1,400,000 shares of R. H. Strasbaugh's common stock are available for issuance, pursuant to which employees are eligible to receive stock options. The 1998 Plan is administered by the board of directors of R. H. Strasbaugh. No compensation expense has been recorded in the accompanying consolidated financial statements related to the 1998 Plan for the years ended December 31, 2007 and 2006, respectively.

The status of the 1998 Plan is summarized below:
                                                                       INTRINSIC
                                          SHARES       AVERAGE PRICE      VALUE
                                          ------       -------------      -----

     Outstanding at January 1, 2006       296,470          $5.50      $    0.00
     Forfeited                            183,265          $5.50      $    0.00
                                          -------
     Outstanding at December 31, 2006     113,205          $5.50      $    0.00
     Exercised                                 --          $5.50      $    0.00
                                          -------
     Outstanding at December 31, 2007     113,205          $5.50      $    0.00
                                          =======
     Exercisable at December 31, 2007     113,205          $5.50      $    0.00
                                          =======

At December 31, 2007, the weighted average remaining life of these options was one year.

2000 STOCK OPTION AGREEMENT --R. H. STRASBAUGH

During 2000, the board of directors of R. H. Strasbaugh granted options to purchase 1,646,557 shares of R. H. Strasbaugh common stock at an exercise price of $.07 per share to four vice presidents. The options were subject to a number of restrictions as defined in the agreement, including a buy-sell provision with
R. H. Strasbaugh. The options expire ten years from the date of issuance and automatically cancel 30 days after termination, as defined in the agreements.

The status of the options under this plan is summarized below:

                                                                       INTRINSIC
                                           SHARES      AVERAGE PRICE      VALUE
                                           ------      -------------      -----

      Outstanding at January 1, 2006      548,866      $      0.07    $    0.00
      Expired                            (548,866)
      Granted April 10, 2006              548,866      $      0.07    $    0.00
                                         --------
      Outstanding at December 31, 2006    548,866
                                         --------
      Exercises on February 6, 2007      (548,866)     $      0.07    $    0.00
                                         ========
      Outstanding at December 31, 2007        --
                                         ========

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 9 - STOCK COMPENSATION PLANS (CONTINUED)

2000 STOCK OPTION AGREEMENT --R. H. STRASBAUGH (CONTINUED)

The 548,866 options outstanding as of January 1, 2006 expired on January 31, 2006. On April 10, 2006, the board of directors approved the re-granting of these options with a revised expiration date of December 31, 2007 and immediate vesting. In accordance with SFAS No. 123(R), this re-grant is treated a new issuance effective on that date.

Management determined the underlying fair value of the Company's shares on April 10, 2006 to be $0.07 per share, equal to the option strike price, based on an internal valuation that considered the information available at that time. The Company historically was a closely-held business with limited stock transactions and no recent sales of stock to third parties. Management considered the most recent stock transaction prior to the re-grant date in which the Company repurchased a significant number of shares from a consulting group for less than $0.01 per share. Management also considered that the 546,866 options granted on April 10, 2006 was a re-grant of options that a Company director let expire unexercised in January 2006. In addition, management considered that there was no active market for the Company's stock and, as of April 10, 2006, R. H. Strasbaugh was not in the process of going public. Accordingly, based on the available information, the Company's internal valuation indicated the most reasonable fair value of the stock underlying the options to be $0.07 per share at April 10, 2006.

During the year ended December 31, 2006, there was $7,000 of total compensation expense related to vested share-based compensation arrangements granted under the Plan.

The Company uses the Black-Scholes option-pricing model to value option grants and determine the related compensation expense under the fair-value method. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates.

The following table provides the assumptions used in determining the fair value of the share-based awards for the year ended 2006.


                                                               APRIL 10,
       GRANT/MODIFICATION DATE                                   2006
                                                            --------------
       Stock price                                          $        0.07
       Exercise price                                       $        0.07
       Expected life                                           1.75 years
       Risk-free interest rate                                       4.6%
       Volatility                                                   55.0%
       Forfeiture rate                                               0.0%
       Expected dividend yield                                       0.0%

The expected term of the options granted was determined based upon review of the period that the Company's share-based awards are expected to be outstanding and is estimated based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules, and expectations of employee exercise behavior.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 9 - STOCK COMPENSATION PLANS (CONTINUED)

2000 STOCK OPTION AGREEMENT --R. H. STRASBAUGH (CONTINUED)

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

The Company estimates expected volatility based on that of the Company's publicly traded peer companies and expects to continue to do so until such time as the Company has adequate historical data from our traded share price. Management believes that the historical volatility of the Company's stock price does not best represent the expected volatility of the stock price. The Company has historically been a private company and, therefore, lacks company-specific historical and implied volatility information. The Company intends to continue to consistently use the same group of publicly-traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of our share price becomes available, or that the selected companies are no longer suitable for this purpose.

Compensation expense related to the adoption of SFAS 123(R) amounted to $7,000, which is included in the statements of operations for the year ended December 31, 2006, and is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.

NOTE 10 - SHAREHOLDERS' EQUITY

2007 SHARE INCENTIVE PLAN

In February 2007, the Company established the 2007 Share Incentive Plan (the "2007 Plan"), under which 2,000,000 shares of the Company's common stock are available for issuance. The 2007 Plan is administered by the Compensation Committee of the Company's Board of Directors.

The 2007 Plan provides for the granting of options, restricted stock awards, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards, or equity awards, made to executive officers and non-employee board members, as well as to all other eligible individuals.

Under the 2007 Plan, stock options will have an exercise price per share determined by the plan administrator, provided that the exercise price will not be less than 85% or 100% of the fair market value of a share on the grant date in the case of non-statutory or incentive options, respectively. No granted option will have a term in excess of ten years. Options generally will become exercisable in one or more installments over a specified period of service measured from the grant date. However, options may be structured so that they will be immediately exercisable for any or all of the option shares.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

2007 SHARE INCENTIVE PLAN (CONTINUED)

On May 24, 2007, the Compensation Committee granted stock options to purchase an aggregate of 1,375,000 shares of common stock with an exercise price of $1.71 per share. The options expire ten years from the date of issuance and vest over a period of three years. The fair values of options granted were calculated using the Black-Scholes option pricing model and the following assumptions for the year ended December 31, 2007:

Options granted                                                      1,375,000
Weighted-average stock price                                      $       1.71
Weighted-average exercise prices of stock options                 $       1.71
Assumptions:
Weighted-average expected volatility                                       48%
Weighted-average expected term (in years)                            6.5 years
Risk-free interest rate                                                  4.81%
Expected dividend yield 0%                                                  0%

The $1.71 exercise price of the options was determined based on the market price of the Company's stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company's common stock at the close of regular hours trading on the Pink Sheets(R) on that date, as the price was reported by the National Association of Securities Dealers, multiplied by 31 to reflect the 1-for-31 reverse stock split that occurred on the same date. The volatility for options granted in 2007 has been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected life of the options has been determined utilizing the "simplified" method as prescribed by SAB No. 107, "Share-Based Payment."

The risk-free interest rate is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied an estimated annual forfeiture rate of 12.5% over the vesting period, based on its historical forfeiture experience during previous years.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

2007 SHARE INCENTIVE PLAN (CONTINUED)

The status of the options under the 2007 Plan is summarized below:


                                                                                           AGGREGATE
                                                                                           INTRINSIC
                                                             SHARES       AVERAGE PRICE      VALUE
                                                             ------       -------------   ----------

     Outstanding at January 1, 2007                                --
     Granted                                                1,375,000      $   1.71       $  674,000
     Forfeited                                                (37,000)     $   1.71
                                                          -----------
     Outstanding at December 31, 2007                       1,338,000      $   1.71       $  656,000
                                                          ===========
     Vested and expected to vest at December 31, 2007         921,143      $   1.71
                                                          ===========
     Exercisable at December 31, 2007                              --
                                                          ===========

The remaining contractual term on the above options is 9.3 years as of December 31, 2007. The weighted average grant-date fair value of options granted during the year ended December 31, 2007 was $0.61. None of the shares under the 2007 Plan were vested as of December 31, 2007.

As of December 31, 2007, a total of 699,000 common shares were available for future grants under the Company's 2007 Plan.

The share based compensation expense was $114,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset. Compensation cost on non-vested awards that has not yet been recognized through December 31, 2007 and is expected to be recognized is as follows:

                      YEAR ENDING
                      DECEMBER 31,
                      -------------
                          2008           $   189,000
                          2009               189,000
                          2010                73,000
                                         ------------
                                         $   451,000
                                         ===========

NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

SERIES A PREFERRED STOCK FINANCING

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13 million.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of our common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in our articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

The initial carrying amount of the Series A Preferred Stock was its fair value at the issuance date of $10,689,000. The fair value at the issuance date was the gross proceeds from the sale of the securities less issuance costs of $2,311,000. The issuance costs included $1,961,000 of direct incremental costs of the issuance including legal, investment banking commissions, registration fees, as well as the fair value of warrants issued in connection with the financing totaling $350,000.

The changes in the redemption value of the Series A Preferred Stock are accreted over the period from the date of issuance to the earliest redemption date (May 24, 2012) using the interest method. The accretion of unpaid dividends and issuance costs for the year ended December 31, 2007 was approximately $853,000.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): A financial instrument issued in the form of shares that is mandatorily redeemable--that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Management of the Company has determined the redemption feature of the Series A Preferred Stock has a "condition" to redemption which means it is not mandatorily redeemable and is not within the scope of SFAS No. 150 for the first 5 years, and should be treated as "temporary equity," outside of permanent equity and below liabilities and in accordance with EITF Abstracts, Topic D-98, "Classification and Measurement of Redeemable Securities." Under the terms of the Series A Preferred Stock, the holders have the right, but not the obligation to convert their shares into common stock, whether or not registered, and because the redemption is conditional, contingent upon the holder's not exercising its option to convert into common shares, the Series A Preferred Stock does not meet the definition of mandatorily redeemable in accordance with SFAS No. 150. Recent guidance from the Commission states the staff will no longer accept liability classification for financial instruments (or host contracts) that meet the conditions for temporary equity classification under ASR 268 and Topic D-98. Consistent with Commission Regulation S-X, Articles 5-02, 7-03, and 9-03, these financial instruments should be classified on the balance sheet between captions for liabilities and shareholder's equity.

The Company also evaluated the conversion and redemption features for potential embedded derivatives in accordance with SFAS No. 133 and determined that accounting for potential embedded derivatives is not required with respect to its Series A Preferred Stock. The redemption feature is considered clearly and closely related to the host contract, and the conversion feature is considered to be (i) indexed to the Company's stock and (ii) classified in shareholders equity in its statement of financial position. In each case SFAS No. 133 does not require separation of the feature as an embedded derivative. SFAS No. 133 defines derivative instruments as a financial instrument or other contract with all three of the following characteristics:

         (i) It has (a) one or more underlyings and (b) one or more notional amounts or payment provisions or both. Those terms determine the amount of the settlement or settlements, and, in some cases, whether or not a settlement is required.

         (ii) It requires no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.

         (iii) Its terms require or permit net settlement, it can readily be settled net by a means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

SFAS No. 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain "embedded" derivative instruments. The Statement requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met. The Statement also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

The Company has evaluated the redemption feature and determined that the economic characteristics and risks are clearly and closely related to the host primarily because the host contract contains no residual equity interest and is therefore considered more akin to debt.

The Company believes that the conversion feature in its Series A Preferred Stock meets the conditions specified in paragraphs 6-10 of SFAS No. 133 to be considered a potential embedded derivative instrument. However, the Company believes the conversion feature should not be considered a derivative instrument based on the guidance in paragraph 11 of SFAS No. 133 regarding contracts that should not be considered and accounted for as derivative instruments including contracts issued or held by that reporting entity that are both (i) indexed to its own stock and (ii) classified in stockholders' equity in its statement of financial position.

EITF Issue No. 00-19 provides guidance in determining whether an embedded derivative would be classified in stockholders' equity in accordance with SFAS No. 133 if it were freestanding. In analyzing the conditions necessary for equity classification in paragraphs 12-32 of EITF Issue No. 00-19, the Company considered that there are no provisions in the Series A Preferred Stock that could require net-cash settlement, the Company may settle the contract in unregistered shares, the number of shares issuable under the conversion option are fixed, and there are sufficient authorized and unissued shares available to settle the contract after consideration of all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding, there are no provisions in the conversion option indicating rights that rank higher than those of the common stockholders, and there is no requirement to post collateral.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

The Company also considered that the Series A Preferred Stock contains standard antidilution provisions and provisions that are solely within the control of the Company. EITF Issue No. 00-19, states that instruments that contain "standard" antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option. The Series A Preferred Stock also contains a provision that if the Company makes certain equity offerings in the future at a price lower than the conversion price, the conversion ratio would also be adjusted for dilution. However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect conversion of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings. The Series A Preferred also contains a buy-in provision that in the event the Company fails to deliver to the holder the required number of shares upon exercise the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price. This provision is similar to giving the Company the option to settle in shares or in cash, as the Company may settle the conversion shares at any time with authorized and unregistered shares and delivery is solely in the control of the Company.

Accordingly, the Company believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the conversion feature and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19 and qualifies for the paragraph 11 scope exception in SFAS No. 133. Therefore, the embedded conversion option is not bifurcated from the host and accounted for as a derivative instrument.

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. The Investor Warrants and the Placement Warrants are collectively referred to as the "Warrants." The Investor Warrants and the Placement Warrants have an exercise price of $2.42 per share. The Investor Warrants are exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007. The Company determined the $350,000 fair value of the Warrants, using the Black-Scholes option-pricing model, utilizing a volatility factor of 48%, risk-free interest rate of 4.81%, an expected life of five years and a fair value per share of the Company's common stock of $1.71 on the date issued.

The Warrants contain cashless exercise features which could require the Company to issue fewer shares to the holder, but without cash payment, under a net-share settlement formula. The number of shares issuable under the cashless exercise feature is based on a formula that considers the excess of the market value of the Company's common stock on the exercise date over the stated exercise price, as defined in the Warrant.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

WARRANTS (CONTINUED)

The exercise price and number of Warrant Shares issuable upon exercise of the Warrants are subject to adjustment from time to time for (i) stock dividends and splits, and (ii) "fundamental transactions" including a merger or consolidation, any sale of all or substantially all of the Company's assets, any tender offer or exchange offer is completed pursuant to which holders of the Company's common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company's common stock or any compulsory share exchange pursuant to which the Company's common stock is effectively converted into or exchanged for other securities, cash or property. In the case of a fundamental transaction, the Warrant holders will be entitled to rights equivalent to the common shareholders as if the Warrant Shares were issued immediately prior to the fundamental transaction. The Investor Warrants also provide that if the Company offers or sells stock in subsequent equity sales at a price below the Warrant exercise price then in effect, then the number of Warrant Shares issuable will be increased such that the aggregate exercise price of the Warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (the "Reset Provisions").

The Placement Warrants include "piggyback" registration rights. In addition, each holder of the Placement Warrants is either an "accredited investor" as defined in Rule 501(a) under the Securities Act or a "qualified institutional buyer" as defined in Rule 144A(a) under the Securities Act. The Warrants may be transferred by the original holder to any other Person provided such Person is an "accredited investor" as defined in Rule 501(a).

Prior to exercise of the Warrants, the holders are not entitled to any rights of a shareholder with respect to the Warrant Shares. In addition, under the terms of the Warrants, the Company is required at all times to reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved common stock, adequate shares for the purpose of enabling it to issue Warrant Shares upon exercise of the Warrants.

In order to assess the accounting treatment of the Warrants, management analyzed the terms of the Warrants and considered the provisions of paragraphs 10 through 32 of EITF Issue No. 00-19 which discuss the conditions necessary for a derivative indexed to, and potentially settled in, a company's own stock to be classified in shareholders' equity. Management's determination that the Warrants are appropriately classified as shareholders' equity included the following principal considerations:

         o The Company can settle the Warrants in unregistered shares (although under the registration rights agreement, commercially reasonable efforts are to be made to register the shares and maintain the effectiveness of the registration statement for a stated period of time);

         o The Company has sufficient authorized but unissued shares of common stock available to settle the Warrants after considering all other commitments that may require the issuance of shares of common stock during the period the Warrants could remain outstanding;

         o There is no requirement in the Warrants to post collateral at any point or for any reason;

         o        There are no required cash payments to the Warrant holders;

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK
           (CONTINUED)

WARRANTS (CONTINUED)

         o There are no provisions in the Warrants that indicate the Warrant holders have rights that rank higher than those of the shareholders of the common stock underlying the Warrants; and

         o The change in control provision included in the Warrants requires that the Warrant holders receive or deliver upon settlement the same form of consideration as holders of the shares of common stock underlying the Warrants.

The cashless, net-share settlement features were analyzed under EITF Issue No. 00-19 guidelines and because the maximum number of shares that could be required to be delivered under the features is limited to the total number of shares under the warrants (886,363 shares under the Investor Warrants and 385,434 shares under the Placement Warrants), and since the Company has sufficient available authorized and unissued shares to settle the total number of shares under warrant, it was determined that the Company controls the net-share settlement, and thus equity treatment is appropriate if other requirements are met.

Management also considered that the Warrants contain standard antidilution provisions and provisions that are solely within the control of the Company. EITF Issue No. 00-19 states that instruments that contain "standard" antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option. The Investor Warrant Reset Provision could increase the number of shares issuable in the event of certain equity offerings in the future. However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect the exercise of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings. The Warrants also contain a buy-in provision that in the event the Company fails to deliver to the Warrant holder the required number of shares upon exercise, the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price. This provision is similar to giving the Company the option to settle in shares or in cash, as the Company may settle the warrant shares at any time with authorized and unregistered shares and delivery is solely in the control of the Company.

Accordingly, management believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the Warrants and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19.

Management determined there is no beneficial conversion feature related to the Series A Preferred Stock. Consistent with guidance in EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF Issue No. 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," management determined there is no beneficial conversion feature as the fair value of the underlying common stock was less than the conversion price.

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

REPURCHASE OF PREFERRED STOCK

In May 2007, R. H. Strasbaugh repurchased all of its issued and outstanding participating preferred stock owned by Lam Research, Inc. for $3,000,000. The participating preferred stock had a carrying value of $8,595,000 at the repurchase date. The excess of the carrying value over the cash paid at repurchase was recorded to additional paid in capital.

REPURCHASE OF COMMON STOCK

In May 2007, R. H. Strasbaugh repurchased 771,327 shares of outstanding common stock held by Agility for a cash payment of $750,000.

REGISTRATION RIGHTS AGREEMENT

The Company is obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the Commission, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the Commission on or before October 6, 2007. As the Company was unable to meet this obligation in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, then the Company is required to pay to each investor liquidated damages equal to 1% per month of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. The Company anticipates that it will have sufficient cash available to pay these liquidated damages, if required. However, the Company will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies."

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 11 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

REGISTRATION RIGHTS AGREEMENT (CONTINUED)

In accordance with FSP EITF Issue No. 00-19-2, on the date of the private offering the Company reviewed the terms of the registration rights agreements, and as of that date, management believed that the Company would meet all of the required deadlines under the agreement. However, as of December 31, 2007, management believes it is probable that penalties under the agreement will be incurred and accrued $208,000 of expense related to the Company's registration rights agreement calculated based on the terms of the agreement and the number of shares included in the latest registration statement filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon the Company by the SEC relating to Rule 415 under the Securities Act.

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following:

                                                         FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                       ------------------------
                                                         2007            2006
                                                       ---------      ---------
Current:
   Federal                                             $      --      $  17,000
   State                                                   4,000          6,000
   Foreign                                                 6,000         56,000
                                                       ---------      ---------
                                                          10,000         79,000
                                                       ---------      ---------
Deferred:
   Federal                                                    --             --
   State                                                      --             --
   Foreign                                                    --             --
                                                       ---------      ---------
                                                       $  10,000      $  79,000
                                                       =========      =========

The reconciliation of the Company's expected tax rate to the effective tax rate is as follows:

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                       -------------------------
                                                         2007           2006
                                                       ---------      ---------

Statutory federal rate                                 $(264,000)     $ 468,000
State income taxes, net of federal benefit               (38,000)     $ 118,000
Nondeductible expenses                                    43,000          5,000
Change in valuation allowance                            188,000       (517,000)
Other                                                     81,000          5,000
                                                       ---------      ---------
                                                       $  10,000      $  79,000
                                                       =========      =========

                          STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 12 - INCOME TAXES (CONTINUED)

Deferred taxes consists of the following:

                                                                            DECEMBER 31,
                                                                 ---------------------------------
                                                                                           2006
                                                                       2007           (AS RESTATED)
                                                                 ------------         ------------

                      Deferred tax assets:
      Accrued vacation                                           $    124,000         $    143,000
      Allowance for doubtful accounts                                  22,000               28,000
      Accrued warranty                                                160,000              148,000
      Inventory reserve                                               947,000              900,000
      Additional inventory costs                                      161,000              135,000
      Deferred revenue                                                 14,000               65,000
      Stock based compensation                                         45,000                   --
      Federal net operating losses                                  8,255,000            8,187,000
      State deferred income taxes                                     152,000                   --
      State net operating losses                                      738,000              753,000
      Federal tax credits                                             311,000              259,000
                                                                 ------------         ------------
            Total deferred tax assets                              10,929,000           10,618,000
                                                                 ------------         ------------
                      Deferred tax liabilities
      Patent costs                                                   (123,000)                  --
                                                                 ------------         ------------
             Total deferred tax liabilities                          (123,000)                  --
                                                                 ============         ============
      Net deferred tax assets before valuation allowance           10,806,000           10,618,000
                                                                 ------------         ------------
      Valuation allowance                                         (10,806,000)         (10,618,000)
                                                                 ------------         ------------
                                                                         None                 None
                                                                 ============         ============


The Company had federal and state net operating losses of approximately $24,278,000 and $6,875,000, respectively, at December 31, 2007, which begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss may be limited for federal tax purposes as a result of Internal Revenue Code Section 382 change of ownership rules. The state net operating losses expire at various dates through 2013.

The Company has a foreign tax credit and alternative minimum tax credit carryforwards of approximately $311,000 as of December 31, 2007. The valuation allowance increased by approximately $188,000 during the year ended December 31, 2007.

The Company adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007, and December 31, 2007, are $0 and $0, respectively.

                         STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 12 - INCOME TAXES (CONTINUED)

Included in the balance at January 1, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. also included in the balance at January 1, 2007, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at December 31, 2007.

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company's financial statements as of and for the year ended December 31, 2006, management determined that the Company did not properly classify shipping and handling charges. The Company originally netted these charged in selling, general and administrative expenses. The proper treatment is to include costs billed to customers in revenues and the related shipping and handling costs incurred by the Company should be included in Cost of Sales.

The effect of this restatement for the period ended December 31, 2006 is as follows:

                                                           AS PREVIOUSLY
                                                             REPORTED          AS RESTATED
                                                            -----------        -----------
      Statement of Operations
        Revenues--Parts and services                        $23,016,000        $23,035,000
        Cost of sales--Parts and services                   $14,412,000        $14,471,000
        Gross Profit                                        $ 8,604,000        $ 8,564,000
        Selling, general and administrative expenses        $ 4,532,000        $ 4,492,000

Also subsequent to the issuance of the Company's restated financial statements as of and for the years ended December 31, 2006, management determined that certain liabilities derecognized under the application of SFAS No. 140, "Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125" which the Company had deemed to have run the statute of limitations under California law had, in fact, not run their respective statutes of limitations as of December 31, 2005 because they were actually notes either subject to the laws of other states with varying statutes of limitations or were notes that were subject to a longer statute of limitations under California law.

The Company had recorded $100,000 and $379,000 in income from the derecognition of these liabilities and accrued royalties, respectively, during the year ended December 31, 2005. Accordingly, upon restatement, the Company eliminated $479,000 of income from the cancellation of these liabilities and royalties.

                         STRASBAUGH AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

The effect of this restatement for the period ended December 31, 2006 is a follows:

                                                 AS PREVIOUSLY
                                                   REPORTED        AS RESTATED
                                                 -------------    --------------
      Balance Sheet
           Notes payable, current portion        $   1,685,000    $   1,785,000
           Accrued expenses                      $   2,562,000    $   2,941,000
           Accumulated deficit                   $ (26,422,000)   $ (26,901,000)

The effect of this restatement on the accumulated deficit in the consolidated statement of redeemable convertible preferred stock and shareholders' equity at December 31, 2005, is as follows:

                                                 AS PREVIOUSLY
                                                   REPORTED        AS RESTATED
                                                 -------------    --------------

      Accumulated deficit                        $ (27,590,000)   $ (28,069,000)



                                      INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                                   DESCRIPTION
    ------                                                   -----------

     2.1        Share Exchange Agreement by and between the Registrant and R. H. Strasbaugh dated January 31, 2007 (1)
     2.2        Amendment No. 1 to Share Exchange Agreement between the Registrant and R. H. Strasbaugh dated
                April 30, 2007 (1)
     3.1        Amended and Restated Articles of Incorporation of the Registrant (1)
     3.2        Amended and Restated Bylaws of the Registrant (1)
     4.1        Securities Purchase Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
     4.2        Registration Rights Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
     4.3        Specimen Common Stock Certificate (1)
     4.4        Specimen Preferred Stock Certificate (1)
     4.5        Form of Warrant dated May 24, 2007 issued by the Registrant to certain investors pursuant to the Securities Purchase Agreement filed as Exhibit 4.1 hereto (1)
     4.6        Form of Placement Agent Warrant dated effective May 24, 2007 issued by the Registrant to B. Riley and Co. Inc. Inc. and its assignees (1)
     4.7        Article IV of Amended and Restated Articles of Incorporation of Registrant (contained in Exhibit 3.1 to this Registration Statement) (1)
    10.1        Strasbaugh 2007 Share Incentive Plan (#)(1)
    10.2        Form of the Strasbaugh 2007 Share Incentive Plan Stock Option Grant Notice and Stock Option
                Agreement (#)(1)
    10.3        Form of Indemnification Agreement for officers and directors (#)(1)
    10.4        Executive Employment Agreement by and between the Registrant and Chuck Schillings (#)(1)
    10.5        Executive Employment Agreement by and between the Registrant and Richard Nance (#)(1)
    10.6        Employment Agreement by and between the Registrant and Alan Strasbaugh (#)(1)
    10.7        License Agreement by and between Lam Research Corporation and R. H. Strasbaugh dated December 20,
                2000 (1)
    10.8        Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated August 23,
                2004 (1)
    10.9        Amendment to Loan Documents by and between Silicon Valley Bank and R. H. Strasbaugh dated February
                28, 2007 (1)
    10.10       Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated May 22, 2007 (1)
    10.11       Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated September 6, 2007 (2)
    10.12       Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of
                May 1, 1990 (1)
    10.13       Assignment dated April 14, 1995 by Larry Strasbaugh of his interest in the Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of May 1, 1990 to Alan and April Strasbaugh (1)
    10.14       Agreement dated October 18, 2007 by and between B. Riley and Co. Inc. and R. H. Strasbaugh (2)
    10.15       Assignment and Assumption Agreement dated May 24, 2007 by and among the Registrant, R. H. Strasbaugh and B. Riley and Co. Inc. (2)



   EXHIBIT
    NUMBER                                                   DESCRIPTION
    ------                                                   -----------

    10.16       Loan and Security Agreement dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (3)
    10.17       Loan and Security Agreement (EXIM Facility) dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (3)
    10.18       Memorandum of Understanding dated December 1, 2006 by and
                between the Registrant and the 45th Research Institute the
                People's Republic of China Electronic Technology Corporation (3)
    14.1        Code of Ethics (1)
    16.1        Letter on Change in Certifying Accountant (1)
    21          Subsidiaries of the Registrant (1)
    31.1        Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
    31.2        Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
    31.3        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C.
                Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

----------
*      Filed herewith.
(#) This exhibit is a management contract or a compensatory plan or arrangement.
(1) Incorporated by reference to Registrant's registration statement on Form SB-2 (Registration Statement No.: 333-144787).
(2) Incorporated by reference to Registrant's registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on September 17, 2007.
(3) Incorporated by reference to Registrant's registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on December 14, 2007.
(4) Incorporated by reference to Registrant's registration statement on Form S-1/A (Amendment No. 4 to Form SB-2) (Registration Statement
       No. 333-144787) filed on March 25, 2008.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July, 2008.

                                           STRASBAUGH

                                            By: /S/ Chuck Shillings
                                               ---------------------------------
                                                 Chuck Shillings
                                                 President and Chief Executive
                                                 Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                        NAME                                           TITLE                        DATE
                        ----                                           -----                        ----


/S/ CHUCK SCHILLINGS                                    President and Chief Executive           July 30, 2008
-----------------------------------------               Officer(principal executive
Chuck Schillings                                        officer)

/S/ RICHARD NANCE                                       Chief Financial Officer (principal      July 30, 2008
-----------------------------------------               financial officer and principal
Richard Nance                                           accounting officer)

/S/ ALAN STRASBAUGH                                     Chairman of the Board and Director      July 30, 2008
-----------------------------------------
Alan Strasbaugh

                                                        Director
-----------------------------------------
Wesley Cummings

/S/ DAVID PORTER                                        Director                                July 25, 2008
-----------------------------------------
David Porter

/S/ JOHN GIVENS                                         Director                                July 26, 2008
-----------------------------------------
John Givens

/S/ DANILO CACCIAMATTA                                  Director                                July 25, 2008
-----------------------------------------
Danilo Cacciamatta


                         EXHIBITS FILED WITH THIS REPORT
   EXHIBIT
   NUMBER                            DESCRIPTION
   ------                            -----------

   31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002