Form 10-Q
period 2008-03-31
Strasbaugh
filed 2008-07-30
CIK 919583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

                        Commission File Number: 000-23576

                                   STRASBAUGH
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                        77-0057484
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification No.)


           825 BUCKLEY ROAD, SAN LUIS OBISPO, CALIFORNIA         93401
              (Address of principal executive offices)        (Zip Code)


                                 (805) 541-6424
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE.
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |_|
Accelerated filer         |_|
Non-accelerated filer     |_| (Do not check if a smaller reporting company)
Smaller reporting company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of July 23, 2008, there were 14,201,587 shares of the issuer's common stock issued and outstanding.


================================================================================

                              CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements...................................................1

     Condensed Consolidated Balance Sheets as of March 31, 2008
        (unaudited) and December 31, 2007......................................1

     Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2008 and 2007 (unaudited).......................2

     Condensed Consolidated Statement of Redeemable Convertible
        Preferred Stock and Shareholders' Equity (Deficit) for the
        Three Months Ended March 31, 2008 (unaudited)..........................3

     Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2008 and 2007 (unaudited).......................4

     Notes to Condensed Consolidated Financial Statements for the
        Three Months Ended March 31, 2008 (unaudited)..........................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................21

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........30

Item 4. Controls and Procedures ..............................................31

Item 4T. Controls and Procedures .............................................31

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings ....................................................33

Item 1A. Risk Factors ........................................................34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..........34

Item 3. Defaults Upon Senior Securities ......................................34

Item 4. Submission of Matters to a Vote of Security Holders ..................34

Item 5. Other Information ....................................................34

Item 6. Exhibits .............................................................34

Signatures ...................................................................35

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            STRASBAUGH AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        AS OF MARCH 31, 2008 (UNAUDITED)
                                              AND DECEMBER 31, 2007
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                     ASSETS
                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2008           2007
                                                                                   ------------    ------------
CURRENT ASSETS                                                                      (unaudited)
   Cash and cash equivalents                                                       $      1,356    $      1,864
   Accounts receivable, net of allowance for doubtful accounts of $55
     at March 31, 2008 and December 31, 2007                                              1,493           2,985
   Investments in securities                                                                 10             244
   Inventories                                                                            6,284           6,169
   Prepaid expenses                                                                         387             282
   Short-term deposits and other assets                                                      90              69
                                                                                   ------------    ------------
                                                                                          9,620          11,613
                                                                                   ------------    ------------
PROPERTY, PLANT, AND EQUIPMENT                                                            2,307           2,384
                                                                                   ------------    ------------
OTHER ASSETS
   Investments in securities                                                                535             885
   Capitalized intellectual property, net of accumulated amortization
     of $34 at March 31, 2008 and $29 at December 31, 2007                                  314             306
                                                                                   ------------    ------------
                                                                                            849           1,191
                                                                                   ------------    ------------
   TOTAL ASSETS                                                                    $     12,776    $     15,188
                                                                                   ============    ============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable, current portion                                                  $        100    $        100
   Accounts payable                                                                         557             517
   Accrued expenses                                                                       2,217           2,606
   Deferred revenue                                                                         118             119
                                                                                   ------------    ------------
                                                                                          2,992           3,342
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 5,6 and 7)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value, aggregate preference in liquidation $13,263, 15,000,000 shares authorized, 5,909,089
     shares issued and outstanding                                                       11,097          11,542
                                                                                   ------------    ------------
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock ("Participating"), no par value, 5,769,736 shares authorized,
     zero shares issued and outstanding                                                      --              --
   Common stock, no par value, 100,000,000 shares authorized, 14,201,587 issued
     and outstanding                                                                         56              56
   Additional paid-in capital                                                            27,596          27,926
   Accumulated other comprehensive loss                                                     (23)             --
   Accumulated deficit                                                                  (28,942)        (27,678)
                                                                                   ------------    ------------
                                                                                         (1,313)            304
                                                                                   ------------    ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY (DEFICIT)                                                                   $     12,776    $     15,188
                                                                                   ============    ============

                        The accompanying notes are an integral part of these statements.


                            STRASBAUGH AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                                       2007
                                                        2008        (AS RESTATED)
                                                     -----------    -----------
                                                            (unaudited)
REVENUES
Tools                                                $       103    $     5,052
Parts and Service                                          1,449          1,974
                                                     -----------    -----------
NET REVENUES                                               1,552          7,026
                                                     -----------    -----------
COST OF SALES

Tools                                                        257          2,888
Parts and Service                                            692          1,288
                                                     -----------    -----------
TOTAL COST OF SALES                                          949          4,176
                                                     -----------    -----------
GROSS PROFIT                                                 603          2,850
                                                     -----------    -----------
OPERATING EXPENSES
Selling, general and administrative expenses               1,025          2,192
Research and development                                     910            369
                                                     -----------    -----------
                                                           1,935          2,561
                                                     -----------    -----------
(LOSS) INCOME FROM OPERATIONS                             (1,332)           289
                                                     -----------    -----------
OTHER INCOME (EXPENSE)
Rental income                                                 31             --
Interest income                                                9             --
Interest expense                                              --           (229)
Other income (expense), net                                   28              1
                                                     -----------    -----------
                                                              68           (228)
                                                     -----------    -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES           (1,264)            61

PROVISION FOR INCOME TAXES                                    --             27
                                                     -----------    -----------
NET (LOSS) INCOME                                    $    (1,264)   $        34
                                                     ===========    ===========
NET (LOSS) INCOME PER COMMON SHARE
Basic                                                $     (0.12)   $      0.00
                                                     ===========    ===========
Diluted                                              $     (0.12)   $      0.00
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                     14,202         14,320
                                                     ===========    ===========
Diluted                                                   14,202         19,195
                                                     ===========    ===========



        The accompanying notes are an integral part of these statements.


                                                 STRASBAUGH AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                 AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT SHARE DATA)



                                             REDEEMABLE
                                             CONVERTIBLE
                                            PREFERRED STOCK               COMMON STOCK              PREFERRED STOCK
                                      --------------------------    --------------------------   -------------------------
                                         SHARES        AMOUNT         SHARES         AMOUNT        SHARES        AMOUNT
                                      -----------    -----------    -----------    -----------   -----------   -----------
Balance, December 31, 2007              5,909,089    $    11,542     14,201,587    $        56            --   $        --
Comprehensive income:
  Net loss
Other comprehensive loss:
  Unrealized gain (loss) on
  investment, net of tax of $0

Total comprehensive loss

Series A issuance costs                        --           (188)            --             --            --            --
Stock-based compensation expenses              --             --             --             --            --            --
Accretion of redeemable convertible
  preferred stock                              --            113             --             --            --            --
Preferred stock dividend
accumulated                                    --            263             --             --            --            --
Preferred stock dividend paid                  --           (633)            --             --            --            --
                                      -----------    -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2008                 5,909,089    $    11,097     14,201,587    $        56            --   $        --
                                      ===========    ===========    ===========    ===========   ===========   ===========




                                                                                        TOTAL
                                                                                     SHAREHOLDERS'
                                                       ACCUMULATED                    EQUITY AND
                                                          OTHER                       REDEEMABLE
                                         ADDITIONAL   COMPREHENSIVE                   CONVERTIBLE
                                           PAID-IN        INCOME       ACCUMULATED     PREFERRED
                                           CAPITAL        (LOSS)         DEFICIT         STOCK
                                         -----------    -----------    -----------    -----------
Balance, December 31, 2007               $    27,926    $        --    $   (27,678)   $    11,846
Comprehensive income:
  Net loss                                                       --         (1,264)        (1,264)
Other comprehensive loss:
  Unrealized gain (loss) on
  investment, net of tax of $0                                  (23)            --            (23)
                                                                                      -----------
Total comprehensive loss                                                                   (1,287)
                                                                                      -----------
Series A issuance costs                           --             --             --           (188)
Stock-based compensation expenses                 46             --             --             46
Accretion of redeemable convertible
  preferred stock                               (113)            --             --             --
Preferred stock dividend
accumulated                                     (263)            --             --             --
Preferred stock dividend paid                     --             --             --           (633)
                                         -----------    -----------    -----------    -----------
Balance, March 31, 2008                  $    27,596    $       (23)   $   (28,942)   $     9,784
                                         ===========    ===========    ===========    ===========



             The accompanying notes are an integral part of these statements.


                                       STRASBAUGH AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
                                            (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           --------------------------
                                                                              2008            2007
                                                                           -----------    -----------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                       $    (1,264)   $        34
   Adjustments to reconcile net (loss) income
    to net cash from operating activities:
     Depreciation and amortization                                                  93             83
     Change in inventory reserve                                                    93             47
     Noncash interest expense                                                       --             45
     Stock-based compensation                                                       46             --
     Changes in assets and liabilities:
       Accounts receivable                                                       1,492             84
       Inventories                                                                (219)           530
       Prepaid expenses                                                           (105)           (82)
       Deposits and other assets                                                   (21)           (11)
       Accounts payable                                                             40            340
       Accrued expenses                                                           (389)           220
       Deferred revenue                                                             (1)            --
                                                                           -----------    -----------
         Net Cash (Used In) Provided By Operating Activities                      (235)         1,290
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of investment securities                                 327             --
   Proceeds from maturity of investment securities                                 234             --
   Purchase of property and equipment                                               --             (5)
   Capitalized cost for intellectual property                                      (13)           (21)
                                                                           -----------    -----------
         Net Cash Provided By (Used In) Investing Activities                       548            (26)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in bank overdraft                                                     --            342
   Net change in line of credit                                                     --         (2,442)
   Repayment of notes payable                                                       --           (280)
   Issuance cost of conditionally redeemable convertible preferred stock          (188)            --
   Preferred dividends paid                                                       (633)            --
   Repurchase of common stock                                                       --             39
                                                                           -----------    -----------
         Net Cash Used In Financing Activities                                    (821)        (2,341)
                                                                           -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (508)        (1,077)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,864          1,205
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     1,356    $       128
                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                                                $        --    $       109
                                                                           ===========    ===========
   Income taxes                                                            $        21    $        20
                                                                           ===========    ===========
Fair value accretion on conditionally redeemable
   convertible preferred stock                                             $       113    $        --
                                                                           ===========    ===========
Preferred stock dividend                                                   $       263    $        --
                                                                           ===========    ===========
Inventory transferred to property and equipment                            $        11    $        12
                                                                           ===========    ===========



                   The accompanying notes are an integral part of these statements.

                                                  4

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of Strasbaugh, a California corporation formerly known as CTK Windup Corporation ("Strasbaugh"), and its wholly-owned subsidiary, R. H. Strasbaugh, a California corporation ("R. H. Strasbaugh," and together with Strasbaugh, the "Company"). All material inter-company accounts and transactions have been eliminated in the consolidation.

The Company designs and manufactures precision surfacing systems and solutions for the global semiconductor, electronics, precision optics, and aerospace industries. Products are sold to customers throughout the United States, Europe, and Asia and Pacific Rim countries.

SHARE EXCHANGE TRANSACTION

On May 24, 2007, Strasbaugh completed a share exchange transaction (the "Share Exchange Transaction") with R. H. Strasbaugh, a California corporation formerly known as Strasbaugh ("R. H. Strasbaugh"). Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R.
H. Strasbaugh's capital stock. In connection with the Share Exchange Transaction, Strasbaugh issued an aggregate of 13,770,366 shares of its common stock to R. H. Strasbaugh's shareholders. The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh will be the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC" or the "Commission") and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the related interim periods ended March 31, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

RESTATEMENT FOR MARCH 31, 2007

Subsequent to the original issuance of the Company's financial statements as of and for the three months ended March 31, 2007, management determined that the Company did not properly classify shipping and handling charges. The Company originally netted these amounts in selling, general and administrative expenses. The proper treatment is to include costs billed to customers in revenues and the related shipping and handling costs incurred by the Company. The restatement resulted in an increase in revenues of $3,000, an increase in cost of sales of $18,000, and a decrease in selling, general and administrative expenses of $15,000. There was no impact on operating income, net income or earnings per share.

The effect of this restatement for the period ended March 31, 2007 is a follows:

                                                      AS PREVIOUSLY
                                                        REPORTED     AS RESTATED
                                                       ----------     ----------
Income Statement
     Revenues - Parts and Service                      $1,971,000     $1,974,000
     Cost of sales - Parts and Service                 $1,270,000     $1,288,000
     Selling, general and administrative               $2,207,000     $2,192,000

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company's common stock and the fair value of options and warrants to purchase common stock, and depreciation and amortization.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. With regard to cash and cash equivalents, we maintain our excess cash balances in checking and money market accounts at high-credit quality financial institution(s). We have not experienced any losses in any of the short-term investment instruments we have used for excess cash balances. We do not require collateral on our trade receivables. Historically, we have not suffered significant losses with respect to trade accounts receivable.

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three months ended March 31, 2008 and 2007, the Company's top 10 customers accounted for 54% and 87% of net revenues, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 13% and 63%, for the three months ended March 31, 2008 and 2007, respectively.

PRODUCT WARRANTIES

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of March 31, 2008, the amount due from the major customers (over 10%) discussed above represented 6% of total accounts receivable.

The Company provides limited warranty for the replacement or repair of defective product at no cost to its customers within a specified time period after the sale. The Company makes no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose of non-infringement of patent or the like unless agreed upon in writing. The Company estimates the costs that may be incurred under its limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Warranty claims costs are not material given the nature of the Company's products and services which normally result in repairs and returns in the same accounting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments approximates their fair values. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying values of the notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

SEGMENT INFORMATION

The Company's results of operations for the three months ended March 31, 2008 and 2007, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 21% and 71% of sales for the three months ended March 31, 2008 and 2007, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION (CONTINUED)

The geographic breakdown of the Company's sales was as follows:

                                                               MARCH 31,
                                                        -----------------------
                                                           2008         2007
                                                        ----------   ----------
        United States                                        79%          29%
        Europe                                                9%          32%
        Asia and Pacific Rim countries                       12%          39%

The geographic breakdown of the Company's accounts receivable was as follows:

                                                         MARCH 31,  DECEMBER 31,
                                                          2008         2007
                                                        ----------   ----------
        United States                                        78%          50%
        Europe                                                7%          42%
        Asia and Pacific Rim countries                       15%           8%

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

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at March 31, 2008 is reasonably stated.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At March 31, 2008, the short-term investments held to maturity include certificates of deposits maturing in over 90 days and less than one year. The Company's other investments have maturity dates generally from 2 to 10 years, are classified as available for sale and are included in non-current assets because the investments will likely be sold prior to maturity, however, they will likely be held over one year from the balance sheet date. The Company had no material realized gains or losses on the sales of securities in 2008 or 2007. The Company had no investments in securities at March 31, 2007. Investments in securities at March 31, 2008 were as follows:


                                             AGGREGATE                      UNREALIZED
                                             FAIR VALUE     COST BASIS      GAIN (LOSS)
                                            ------------   ------------    ------------
Certificates of Deposit, held to maturity   $     10,000   $     10,000    $         --
US government debt securities                     85,000         85,000              --
Corporate debt securities                        171,000        173,000          (2,000)
State and municipal debt securities              279,000        300,000         (21,000)
                                                 545,000        568,000         (23,000)
Investments, current                              10,000         10,000              --
                                            ------------   ------------    ------------
Investments, non-current                    $    535,000   $    558,000    $    (23,000)
                                            ============   ============    ============

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE DISCLOSURES

Certain financial assets are measured at fair value on a recurring basis, including fixed income securities. The fair value of these financial assets was determined using the following inputs at March 31, 2008:

                                                        FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                                                 ---------------------------------------------------------
                                                                  QUOTED
                                                                PRICES IN
                                                                  ACTIVE       SIGNIFICANT
                                                                MARKETS FOR       OTHER       SIGNIFICANT
                                                                 IDENTICAL      OBSERVABLE    UNOBSERVABLE
                                                                   ASSETS         INPUTS         INPUTS
                                                     TOTAL        (LEVEL 1)      (LEVEL 2)      (LEVEL 3)
                                                 ------------   ------------   ------------   ------------

Fixed income available-for-sale securities       $    535,000   $         --   $    535,000   $         --
                                                 ============   ============   ============   ============

Fixed income available-for-sale securities generally include U.S. government agency securities, state and municipal bonds, and corporate bonds and notes. Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices for securities that are traded less frequently than exchange-traded instruments or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

There are no assets or liabilities carried at fair value or measured at fair value on a nonrecurring basis.

INTELLECTUAL PROPERTY

During 2006, the Company changed its policy of expensing direct legal costs associated with the application and successful defense of patents as incurred, and began capitalizing and expensing these costs over the life of the patents, not to exceed 15 years. Approximately $13,000 and $21,000 of such costs were capitalized during the three months ended March 31, 2008 and 2007, respectively. Amortization expense for these patent costs totaled $5,000 and $3,000 during the three months ended March 31, 2008 and 2007, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the three months ended March 31, 2008, the Company's accumulated other comprehensive loss consisted of unrealized losses on investments. There were no items of accumulated other comprehensive loss for the three months ended March 31, 2007.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has evaluated its arrangements with customers and revenue recognition policies under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and determined that its components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. The Company's revenue recognition policies for its specific units of accounting are as follows:

      o Tools - The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

      o     Parts - The Company recognizes revenue when the parts are shipped.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

      o Upgrades - The Company offers a suite of products known as "enhancements" which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools. These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades. The Company recognizes revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when the Company completes the installation of the upgrade parts and/or software on the customer's equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer's equipment with new or modified parts and/or software. After installation of the upgrade, the Company has no further obligation on the contracts, other than standard warranty provisions.

The Company includes software in its tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, the Company has no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. The Company's software is incidental to the tool contracts as a whole. The software and physical tool modifications occur and are completed concurrently.

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

RESEARCH AND DEVELOPMENT

Costs related to designing and developing new products are expensed as research and product development expenses as incurred. Research and development expenses totaled approximately $910,000 and $369,000 for the three months ended March 31, 2008 and 2007, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

During the three months ended March 31, 2008 and 2007, freight and handling amounts billed to customers by the Company totaled approximately $2,000 and $3,000, respectively, and are included in the revenues. Freight and handling fees incurred by the Company of approximately $17,000 and $18,000 are included in cost of sales for the three months ended March 31, 2008 and 2007, respectively.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) also established accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company's stock, implied volatilities from traded options on the company's stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature.

The provisions of SFAS No. 123(R) were effective for and adopted by the Company as of January 1, 2006. Prior to the adoption, the Company was using the intrinsic-value method of accounting for stock based compensation pursuant to APB Opinion No. 25. Required pro forma information was presented under the fair value method using a Black-Scholes option-pricing model pursuant to SFAS No.
123. The adoption of SFAS No. 123(R) was made using the prospective transition method. Under this method, the statement applies to new awards and awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of effective date shall be recognized as the requisite service is rendered. The adoption of SFAS No. 123(R) did not have a significant impact on the Company's results of operations, income taxes or earnings per share.

FOREIGN CURRENCY TRANSACTIONS

The accounts of the Company are maintained in U.S. dollars. Transactions denominated in foreign currencies are recorded at the rate of exchange in effect on the dates of the transactions. Balances payable in foreign currencies are translated at the current rate of exchange when settled.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period. Diluted net income per share is computed by using the treasury stock method and dividing net income available to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding common shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net income per common share are as follows:

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31
                                                                  ----------------------------
                                                                      2008            2007
                                                                  ------------    ------------
Numerator:
  Net (loss) income                                               $ (1,264,000)   $     34,000
  Preferred stock accretion                                           (113,000)             --
  Preferred stock dividend                                            (263,000)             --
                                                                  ------------    ------------
     Net (loss) income available to common shareholders
       - basic and diluted                                        $ (1,640,000)   $     34,000
                                                                  ============    ============
Denominator:
  Shares outstanding, beginning                                     14,201,587      13,992,828
  Weighted-average shares issued                                            --         326,853
                                                                  ------------    ------------
  Weighted-average shares outstanding--basic                        14,201,587      14,319,681
                                                                  ------------    ------------
  Effect of dilutive securities
     Weighted-average preferred stock outstanding                           --       4,087,979
     Weighted-average warrants outstanding (Notes 6 and 9)                  --         581,069
     Weighted-average options outstanding                                   --         206,030
                                                                  ------------    ------------
                                                                            --       4,875,079
                                                                  ------------    ------------
       Weighted-average shares outstanding--diluted                 14,201,587      19,194,760
                                                                  ============    ============

For the three months ended March 31, 2008, the Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, stock options, warrants and convertible preferred stock totaling 8,632,091 shares because the Company had a loss from continuing operations for the period and to include the representative share increments would be anti-dilutive. Accordingly, for the three months ended March 31, 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2007, stock options to purchase 113,205 shares of common stock were outstanding but not included in the computation of diluted earnings per common share for the period because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on dilutive earnings per common share would have been anti-dilutive.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 6) on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

NOTE 2 - MANAGEMENT'S PLANS

For the three months ended March 31, 2008, the Company had a net loss of approximately $1,264,000 and as of March 31, 2008, the Company had an accumulated deficit of approximately $28,942,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007 and continuing into 2008 is expected to add to those losses as revenues decline.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008          2007
                                                      -----------   -----------
Parts and raw materials                               $ 5,704,000   $ 5,876,000
Work-in-process                                         2,594,000     2,212,000
Finished goods                                             46,000        48,000
                                                      -----------   -----------
                                                        8,344,000     8,136,000
Inventory reserves                                     (2,060,000)   (1,967,000)
                                                      -----------   -----------
                                                      $ 6,284,000   $ 6,169,000
                                                      ===========   ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008          2007
                                                      -----------   -----------
Buildings and improvements                            $ 2,198,000   $ 2,198,000
Shop and lab equipment                                  6,410,000     6,399,000
Transportation equipment                                  166,000       166,000
Furniture and fixtures                                  1,106,000     1,106,000
Computer equipment                                      2,326,000     2,326,000
                                                      -----------   -----------
                                                       12,206,000    12,195,000
Less: accumulated depreciation and amortization         9,899,000     9,811,000
                                                      -----------   -----------
                                                      $ 2,307,000   $ 2,384,000
                                                      ===========   ===========

Depreciation expense totaled approximately $88,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

On or about August 15, 2006, a complaint was filed in the Commonwealth of Massachusetts Superior Court against R. H. Strasbaugh alleging negligence and breach of implied warranty. The claimant alleges that he was injured while using a product the Company designed, manufactured and sold to his employer. The claimant demands a judgment in an amount sufficient to compensate him for his losses and damages but does not allege with specificity his injuries or the relief sought. As of the date of these financial statements, management is unable to reasonably estimate a potential range of loss and, further, believes

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

that the possibility of any payment is remote. The Company's insurance carrier has assumed the defense of this action.

The Company is subject to various lawsuits and claims with respect to such matters as product liabilities, employment matters and other actions arising out of the normal course of business. While the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of Company counsel, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial condition or results of operations.

SUBLEASE AGREEMENT

During the quarter ended March 31, 2008, the Company entered into a sublease agreement with an unaffiliated third party. The sublease agreement provides for monthly rent in the amount of approximately $24,000 and expires on February 28, 2010. Rental income totaled approximately $31,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

SERIES A PREFERRED STOCK FINANCING

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13 million.

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of our common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 6 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK
(CONTINUED)

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

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. The Investor Warrants and the Placement Warrants have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

NOTE 7 - EQUITY

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 7 - EQUITY (CONTINUED)

REGISTRATION RIGHTS AGREEMENT (CONTINUED)

In accordance with FSP EITF Issue No. 00-19-2, on the date of the private offering the Company reviewed the terms of the registration rights agreements, and as of that date, management believed that the Company would meet all of the required deadlines under the agreement. However, as of March 31, 2008, management believes it is probable that penalties under the agreement will be incurred and believes the 2007 accrual of $208,000 of expense related to the Company's registration rights agreement is reasonable as calculated based on the terms of the agreement and the number of shares included in the latest registration statement filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon the Company by the SEC relating to Rule 415 under the Securities Act.

NOTE 8 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. Tax expense for the three months ended March 31, 2007 resulted primarily from foreign taxes paid. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $24,969,000 and $7,527,000, respectively, at March 31, 2008, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforward may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2013.Included in the balance at March 31, 2008, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at March 31, 2008, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three months ended March 31, 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at March 31, 2008.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS

ISSUANCE OF OPTIONS

On April 25, 2008, the Company issued options to purchase 36,000 shares of its common stock with an exercise price of $1.50 per share to certain members of its board of directors under its 2007 Share Incentive Plan. The options expire April 25, 2018. The fair value is approximately $28,000.

BUCKLEY ROAD PROPERTY

On July 22, 2008, a court appointed a referee to sell the property on which the Company's corporate headquarters are located. The parties must meet with the referee by August 1, 2008 to discuss whether the property can be sold by one party to the other. If the sale of the property by one party to the other cannot be negotiated by August 15, 2008, the referee must engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. The Company does not have a lease for its premises, except for a holdover month-to-mont tenancy at this time. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of the Company's board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

      Any of the factors described above or in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

      Our net revenues decreased by $5,471,000, or 78%, to $1,552,000 for the three months ended March 31, 2008 as compared to $7,026,000 for the three months ended March 31, 2007. We reported a net loss of $1,264,000 for the three months ended March 31, 2008 as compared to a net profit of $34,000 for the three months ended March 31, 2007. The decline in our financial performance during the first quarter of 2008 is a direct result of a slowdown in the semiconductor industry worldwide. The decline in revenues commenced during the third quarter of 2007 and we expect that it will continue well into 2008. As a result, we expect to report lower revenues in 2008 as compared to 2007 and we expect to report a net loss for 2008. Our priority over the next several months is to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been further reduced to 77 full and part-time employees at March 31, 2008, down from approximately 100 employees during 2007. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

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

      We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

REVENUE RECOGNITION. We derive revenues principally from the sale of tools, parts and services. We recognize revenue pursuant to SAB No. 104, "Revenue Recognition." Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

                    THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED)

                                                                                                         RESULTS AS A PERCENTAGE
                                                                           DOLLAR        PERCENTAGE      OF NET REVENUES FOR THE
                                             THREE MONTHS ENDED           VARIANCE        VARIANCE         THREE MONTHS ENDED
                                                  MARCH 31,              -------------   -------------          MARCH 31,
                                           ---------------------------    FAVORABLE       FAVORABLE      -------------------------
                                                             2007        -------------   -------------
                                              2008       (AS RESTATED)   (UNFAVORABLE)   (UNFAVORABLE)      2008          2007
                                           -----------   -------------   -------------   -------------   -----------   -----------
                                                         (IN THOUSANDS)

Net revenues ...........................   $     1,552   $       7,026   $      (5,474)          (78%)         100%          100%
Cost of sales ..........................           949           4,176           3,227            77%           61%           59%
                                           -----------   -------------   -------------   -------------   -----------   -----------
Gross profit ...........................           603           2,850          (2,247)          (79%)          39%           41%
Selling, general and administrative
  expenses .............................         1,025           2,192           1,167            53%           66%           32%
Research and development expenses ......           910             369            (541)         (147%)          59%            5%
                                           -----------   -------------   -------------   -------------   -----------   -----------
(Loss) income from operations ..........        (1,332)            289          (1,621)         (561%)         (86%)           4%
Total other income (expense) ...........            68            (228)            296           130%            5%           (3%)
                                           -----------   -------------   -------------   -------------   -----------   -----------
(Loss) income from operations before
  income taxes .........................        (1,264)             61          (1,325)       (2,172%)         (81%)           1%
Provision for income taxes .............            --              27              27           100%           --            --
                                           -----------   -------------   -------------   -------------   -----------   -----------
Net (loss) income ......................   $    (1,264)   $         34   $      (1,298)       (3,818%)         (81%)          --
                                           ===========    ============   =============   =============   ===========   ===========

      NET REVENUES. The $5,474,000 decrease in net revenues is due in large part to a slowdown in the semiconductor and silicon wafer industry which commenced during the third quarter of 2007 and has continued into 2008. Because of this slowdown, our customers are requiring additional time to make final purchase decisions. As a result, we expect to report net revenues for 2008 in an amount less than we reported for 2007.

      GROSS PROFIT. The $2,247,000 decrease in gross profit was primarily due to lower sales combined with slightly lower gross margin of 39% in 2008 as compared to 41% in 2007. We anticipate that our gross profit margin will remain at approximately 38% of net revenues for the remainder of 2008.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,167,000 decrease in selling, general and administrative expenses was primarily due to lower labor costs as a result of the decrease in headcount, and lower commissions on lower sales. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the SEC, as well as the filing of a registration statement with the SEC to register for resale the shares of common stock underlying our Series A Preferred Stock and warrants issued in the Series A Preferred Stock Financing.

      RESEARCH AND DEVELOPMENT EXPENSES. The $541,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years. We expect that research and development spending will continue to increase during the remainder of 2008.

      OTHER INCOME (EXPENSE). The $296,0000 decrease in other expense was primarily due to a decrease in interest expense as a result of paying of certain indebtedness with the proceeds from our Series A Preferred Stock Financing as well as the benefits of subleasing part of the corporate headquarters to an unaffiliated third party.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2008, we funded our operations primarily with the net proceeds of approximately $11.1 million from our Series A Preferred Stock Financing described below, and cash flow from operations. As of March 31, 2008, we had working capital of $6,628,000 as compared to $8,271,000 at December 31, 2007. At March 31, 2008 we had an accumulated deficit of $28,942,000, and cash and cash equivalents of $1,356,000, as well as investments in securities of $545,000.

      Our available capital resources at March 31, 2008 consisted primarily of approximately $1,356,000 in cash and $545,000 of investments in securities. These amounts were primarily raised through the Series A Preferred Stock Financing. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. In addition, we have a credit facility with Silicon Valley Bank with availability of approximately $3.5 million at March 31, 2008.

      Cash used in operating activities for the three months ended March 31, 2008 was $235,000 as compared to $1,290,000 of cash provided by operating activities for the three months ended March 31, 2007, and includes a net loss of $1,264,000, depreciation and amortization of $93,000 and stock-based compensation of $46,000. Material changes in asset and liabilities at March 31, 2008 as compared to December 31, 2007 that affected these results include:

      o     a net decrease in accounts receivable of $1,492,000;

      o a net increase in inventory of $219,000 (inventory represented 49% of our total assets as of March 31, 2008); and

      o a net decrease in accrued expenses of $389,000 which includes commissions payable in connection with shipments made during the quarter ended March 31, 2008 and vacation and sick pay accruals.

      Cash provided by investing activities totaled $548,000 for the three months ended March 31, 2008 as compared to $26,000 of cash used in investing activities for the three months ended March 31, 2007. Included in the results for the three months ended March 31, 2008 are the sale of $561,000 of investments in securities and $13,000 representing the capitalized cost for intellectual property.

      Cash used by financing activities totaled $821,000 for the three months ended March 31, 2008 as compared to $2,341,000 for the three months ended March 31, 2007. This decrease was most affected by the issuance costs associated with our Series A Preferred Stock of $188,000 and dividends paid on our Series A Preferred Stock of $633,000.

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

      On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued to 21 accredited investors an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000. We refer to this offering of securities in this report as the "Series A Preferred Stock Financing." The Investor Warrants are initially exercisable 180 days after May 24, 2007. We paid cash placement agent fees and expenses of approximately $1.1 million and issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $1,050,000 through March 31, 2008 and continue to be incurred in connection with various securities filings and the registration statement described below.

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

      In December 2006, the FASB issued FASB Staff Position, or FSP, EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." As of September 30, 2007, management believes it is probable that penalties under the agreement will be incurred and has accrued $62,000 of expense related to our registration rights agreement calculated based on the terms of the agreement and the number of shares included in this filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon Strasbaugh by the SEC relating to Rule 415 under the Securities Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

      Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness discussed immediately below.

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

      A material weakness is internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency, which is less severe than a material weakness yet merits attention of those responsible for the oversight of the company's financial reporting, is a deficiency, or combination of deficiencies, in internal control over financial reporting that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

    REMEDIATION OF INTERNAL CONTROL DEFICIENCIES AND EXPENDITURES

      We are in the process of remediating the material weakness identified above in order to help prevent and detect further errors in the financial statement closing and reporting process. We are doing this by providing additional training of our present staff, evaluating on an on-going basis the effectiveness of that training and engaging the appropriate third party experts in compliance, presentation and internal control evaluation. Additionally, we are evaluating those areas which we may determine it necessary to hire in-house personnel with appropriate experience and skills sets. We are also in the process of installing additional software and IT capabilities which management believes will improve reporting, audit trials and timeliness of those reports. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above.

      Management believes that providing additional training of our present staff, hiring in-house personnel and engaging the appropriate third party experts to assist us in satisfying our financial reporting obligations will cost approximately $75,000 to $125,000 annually.

      Through the steps described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2008. Because the remedial actions require providing additional training to our present staff, evaluating on an on-going basis the effectiveness of that training, and engaging the appropriate third party experts in compliance, presentation and internal control evaluation, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are subject to various legal proceedings, claims and litigation with respect to such matters as product liabilities, employment matters and other actions arising out of the normal course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

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

ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

Exhibit
Number        Description
------        -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1          Certification of President and Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (*)
_____________
(*)           Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STRASBAUGH


Dated:  July 30, 2008           By: /s/ Richard Nance
                                    --------------------------------------------
                                    Richard Nance, Chief Financial Officer
                                    (principal financial and accounting officer)

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

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002