Form 10-Q
period 2008-06-30
Strasbaugh
filed 2008-08-13
CIK 919583

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2008

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                     Accelerated filer  |_|
Non-accelerated filer  |_|                       Smaller reporting company  |X|
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

     As of August 12, 2008, there were 14,201,587 shares of the issuer's common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.    Financial Statements...............................................1

           Condensed Consolidated Balance Sheets as of June 30, 2008
             (unaudited) and December 31, 2007................................1

           Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended June 30, 2008 and 2007 (unaudited)..........2

           Condensed Consolidated Statement of Redeemable Convertible
             Preferred Stock and Shareholders' Equity (Deficit) for the
             Six Months Ended June 30, 2008 (unaudited).......................3

           Condensed Consolidated Statements of Cash Flows for the Three
             and Six Months Ended June 30, 2008 and 2007 (unaudited)..........4

           Notes to Condensed Consolidated Financial Statements for the
             Three and Six Months Ended June 30, 2008 (unaudited).............5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......33

Item 4.    Controls and Procedures ..........................................33

Item 4T.   Controls and Procedures ..........................................34

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings ................................................36

Item 1A.   Risk Factors .....................................................36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......37

Item 3.    Defaults Upon Senior Securities ..................................37

Item 4.    Submission of Matters to a Vote of Security Holders ..............37

Item 5.    Other Information ................................................37

Item 6.    Exhibits .........................................................37

Signatures ..................................................................38

Exhibits Filed with this Report

                                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   STRASBAUGH AND SUBSIDIARY

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE 30, 2008 (UNAUDITED)
                                     AND DECEMBER 31, 2007
                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2008            2007
                                                                  ------------    ------------
CURRENT ASSETS                                                     (unaudited)

   Cash and cash equivalents                                      $      1,598    $      1,864
   Accounts receivable, net of allowance for doubtful
     accounts of $219 at June 30, 2008 and $55 at
     December 31, 2007                                                   1,894           2,985
   Investments in securities                                                10             244
   Inventories                                                           5,745           6,169
   Prepaid expenses                                                        335             282
   Short-term deposits and other assets                                     94              69
                                                                  ------------    ------------
                                                                         9,676          11,613
                                                                  ------------    ------------
PROPERTY, PLANT, AND EQUIPMENT                                           2,233           2,384
                                                                  ------------    ------------
OTHER ASSETS
   Investments in securities                                               461             885
   Capitalized intellectual property, net of accumulated
     amortization of $41 at June 30, 2008 and $29 at
     December 31, 2007                                                     333             306
                                                                  ------------    ------------
                                                                           794           1,191
                                                                  ------------    ------------
   TOTAL ASSETS                                                   $     12,703    $     15,188
                                                                  ============    ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable, current portion                                 $        100    $        100
   Accounts payable                                                        678             517
   Accrued expenses                                                      2,423           2,606
   Deferred revenue                                                         77             119
                                                                  ------------    ------------
                                                                         3,278           3,342
                                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no
     par value, $13,527 aggregate preference in liquidation,
     15,000,000 shares authorized, 5,909,089 shares issued
     and outstanding                                                    11,360          11,542
                                                                  ------------    ------------
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock ("Participating"), no par value, 5,769,736
     shares authorized, zero shares issued and outstanding                  --              --
   Common stock, no par value, 100,000,000 shares authorized,
     14,201,587 issued and outstanding                                      56              56
   Additional paid-in capital                                           27,258          27,926
   Accumulated other comprehensive loss                                    (38)             --
   Accumulated deficit                                                 (29,211)        (27,678)
                                                                  ------------    ------------
                                                                        (1,935)            304
                                                                  ------------    ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY (DEFICIT)                                    $     12,703    $     15,188
                                                                  ============    ============

                The accompanying notes are an integral part of these statements.



                                        STRASBAUGH AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                    ------------------------    ------------------------
                                                                      2007                       2007
                                                                      (AS                        (AS
                                                       2008        RESTATED)       2008        RESTATED)
                                                    ----------    ----------    ----------    ----------
                                                           (unaudited)                (unaudited)
REVENUES
Tools                                               $    1,719    $    3,768    $    1,822    $    8,820
Parts and Service                                        2,080         1,960         3,529         3,934
                                                    ----------    ----------    ----------    ----------
NET REVENUES                                             3,799         5,728         5,351        12,754
                                                    ----------    ----------    ----------    ----------
COST OF SALES

Tools                                                    1,292         2,277         1,549         5,165
Parts and Service                                          968           946         1,660         2,234
                                                    ----------    ----------    ----------    ----------
TOTAL COST OF SALES                                      2,260         3,223         3,209         7,399
                                                    ----------    ----------    ----------    ----------
GROSS PROFIT                                             1,539         2,505         2,142         5,355
                                                    ----------    ----------    ----------    ----------
OPERATING EXPENSES
Selling, general and administrative expenses             1,186         1,182         2,211         3,374
Research and development                                   732           483         1,642           852
                                                    ----------    ----------    ----------    ----------
                                                         1,918         1,665         3,853         4,226
                                                    ----------    ----------    ----------    ----------
(LOSS) INCOME FROM OPERATIONS                             (379)          840        (1,711)        1,129
                                                    ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSE)
Rental income                                               74            --           105            --
Interest income                                             15            --            24            --
Interest expense                                            --           (80)           --          (309)
Other income (expense), net                                 21           (63)           49           (62)
                                                    ----------    ----------    ----------    ----------
                                                           110          (143)          178          (371)
                                                    ----------    ----------    ----------    ----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES           (269)          697        (1,533)          758

PROVISION FOR INCOME TAXES                                  --            37            --            64
                                                    ----------    ----------    ----------    ----------

NET (LOSS) INCOME                                   $     (269)   $      660    $   (1,533)   $      694
                                                    ==========    ==========    ==========    ==========
NET (LOSS) INCOME PER COMMON SHARE
Basic                                               $    (0.05)   $     0.42    $    (0.16)   $     0.44
                                                    ==========    ==========    ==========    ==========
Diluted                                             $    (0.05)   $     0.32    $    (0.16)   $     0.32
                                                    ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                   14,202        14,400        14,202        14,363
                                                    ==========    ==========    ==========    ==========
Diluted                                                 14,202        19,590        14,202        19,394
                                                    ==========    ==========    ==========    ==========


                The accompanying notes are an integral part of these statements.



                                                   STRASBAUGH AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


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

Comprehensive income:
  Net loss

Other comprehensive loss:
  Unrealized gain (loss) on
  investment, net of tax of $0

Total comprehensive loss

Series A issuance costs                        --           (311)            --             --            --            --

Stock-based compensation expenses              --             --             --             --            --            --

Accretion of redeemable convertible
  preferred stock                              --            235             --             --            --            --

Preferred stock dividend
accumulated                                    --            527             --             --            --            --

Preferred stock dividend paid                  --           (633)            --             --            --            --
                                      -----------    -----------    -----------    -----------   -----------   -----------
Balance, June 30, 2008                  5,909,089    $    11,360     14,201,587    $        56            --   $        --
                                      ===========    ===========    ===========    ===========   ===========   ===========

                                                                                                  (CONTINUED ON NEXT PAGE)

                               The accompanying notes are an integral part of these statements.

                                                              3-A

                            STRASBAUGH AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(CONTINUED FROM PREVIOUS PAGE)

                                                                        TOTAL
                                      ACCUMULATED                    SHAREHOLDERS'
                                         OTHER                        EQUITY AND
                                        COMPRE-                       REDEEMABLE
                                        HENSIVE                       CONVERTIBLE
                                         INCOME       ACCUMULATED      PREFERRED
                                         (LOSS)         DEFICIT          STOCK
                                       -----------    -----------    -----------
Balance, December 31, 2007             $        --    $   (27,678)   $    11,846

Comprehensive income:
  Net loss                                      --         (1,533)        (1,533)

Other comprehensive loss:
  Unrealized gain (loss) on
  investment, net of tax of $0                 (38)            --            (38)
                                                                     -----------
Total comprehensive loss                                                  (1,571)
                                                                     -----------
Series A issuance costs                         --             --           (311)

Stock-based compensation expenses               --             --             94

Accretion of redeemable convertible
  preferred stock                               --             --             --

Preferred stock dividend
accumulated                                     --             --             --

Preferred stock dividend paid                   --             --           (633)
                                       -----------    -----------    -----------
Balance, June 30, 2008                 $       (38)   $   (29,211)   $     9,425
                                       ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                                       3-B

                                   STRASBAUGH AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
                                         (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                         2008          2007
                                                                      ----------    ----------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                  $   (1,533)   $      694
   Adjustments to reconcile net (loss) income
    to net cash from operating activities:
     Depreciation and amortization                                           185           159
     Change in allowance for doubtful accounts                               164            --
     Change in inventory reserve                                             106            47
     Noncash interest expense                                                 --           113
     Stock-based compensation                                                 94             8
     Changes in assets and liabilities:
       Accounts receivable                                                   927           886
       Inventories                                                           307           351
       Prepaid expenses                                                      (53)          (84)
       Deposits and other assets                                             (25)           70
       Accounts payable                                                      161          (441)
       Accrued expenses                                                     (183)         (164)
       Deferred revenue                                                      (42)         (538)
       Accrued warrant                                                        --          (450)
                                                                      ----------    ----------
         Net Cash Provided By Operating Activities                           108           651
                                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of investment securities                           387            --
   Proceeds from maturity of investment securities                           233            --
   Purchase of property and equipment                                        (11)           (7)
   Capitalized cost for intellectual property                                (39)          (70)
                                                                      ----------    ----------
         Net Cash Provided By (Used In) Investing Activities                 570           (77)
                                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in bank overdraft                                               --            --
   Net change in line of credit                                               --        (2,592)
   Repayment of notes payable                                                 --        (1,798)
   Repurchase of participating preferred stock                                --        (3,000)
   Issuance of redeemable convertible preferred stock                         --        12,650
   Issuance cost of redeemable convertible preferred stock                  (311)       (1,354)
   Issuance of warrants                                                       --           350
   Proceeds from stock options exercised                                      --            38
   Proceeds from issuance of shares in share exchange transaction             --            63
   Preferred dividends paid                                                 (633)           --
   Repurchase of common stock                                                 --          (750)
                                                                      ----------    ----------
         Net Cash (Used In) Provided By Financing Activities                (944)        3,607
                                                                      ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (266)        4,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,864         1,205
                                                                      ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    1,598    $    5,386
                                                                      ==========    ==========

                The accompanying notes are an integral part of these statements.


                                               4

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the related interim periods ended June 30, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESTATEMENT FOR JUNE 30, 2007

Subsequent to the original issuance of the Company's financial statements as of and for the six months ended June 30, 2007, management determined that the Company did not properly classify shipping and handling charges. The Company originally netted these amounts in selling, general and administrative expenses. The proper treatment is to include costs billed to customers in revenues and the related shipping and handling costs incurred by the Company. The restatement resulted in an increase in revenues of $7,000, an increase in cost of sales of $34,000, and a decrease in selling, general and administrative expenses of $27,000. There was no impact on operating income, net income or earnings per share.

The effect of this restatement for the six months ended June 30, 2007 is a follows:

                                           AS PREVIOUSLY
                                              REPORTED    AS RESTATED
                                           -------------  -----------
Income Statement
   Revenues - Parts and Service              $3,927,000   $3,934,000
   Cost of sales - Parts and Service         $2,200,000   $2,234,000
   Selling, general and administrative       $3,401,000   $3,374,000

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                        2008       2007       2008       2007
                                      --------   --------   --------   --------
Cash paid for interest                $     --   $ 90,000   $     --   $199,000
                                      ========   ========   ========   ========
Fair value accretion on redeemable
  convertible preferred stock         $122,000   $ 33,000   $235,000   $ 33,000
                                      ========   ========   ========   ========
Preferred stock dividend              $264,000   $106,000   $527,000   $106,000
                                      ========   ========   ========   ========

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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three and six month periods ended June 30, 2008, the Company's top 10 customers accounted for 70% and 66% of net revenues, respectively, and 54% and 74% for the three and six month periods ended June 30, 2007, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 47% and 39%, for the three and six month periods ended June 30, 2008, respectively, and 29% and 48% for the three and six month periods ended June 30, 2007, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of June 30, 2008, the amount due from the major customers (over 10%) discussed above represented 40% of total accounts receivable.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain financial assets are measured at fair value on a recurring basis and are comprised of fixed income securities at June 30, 2008. The fair value of these financial assets was determined using the following inputs at June 30, 2008:

                                                 FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                                              ----------------------------------------------------
                                                              QUOTED
                                                            PRICES IN
                                                              ACTIVE      SIGNIFICANT
                                                            MARKETS FOR      OTHER      SIGNIFICANT
                                                             IDENTICAL    OBSERVABLE   UNOBSERVABLE
                                                              ASSETS        INPUTS        INPUTS
                                                 TOTAL       (LEVEL 1)     (LEVEL 2)     (LEVEL 3)
                                              ----------    ----------    ----------    ----------
Fixed income available-for-sale securities    $  461,000    $       --    $  461,000    $       --
                                              ----------    ----------    ----------    ----------

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

There are no liabilities carried at fair value and there are no assets or liabilities measured at fair value on a nonrecurring basis.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company's results of operations for the three and six months ended June 30, 2008 and 2007, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 14% and 17% of sales for the three and six months ended June 30, 2008, and approximately 29% and 52% of sales for the three and six months ended June 30, 2007, respectively.

The geographic breakdown of the Company's sales was as follows:

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                    ----------------     -----------------
                                     2008      2007       2008       2007
                                    ------    ------     ------     ------
United States                         86%       71%        83%        48%
Europe                                 8%       23%         8%        28%
Asia and Pacific Rim countries         6%        6%         9%        24%

The geographic breakdown of the Company's accounts receivable was as follows:

                                                JUNE 30,    DECEMBER 31,
                                                  2008         2007
                                              -----------   -----------
     United States                                79%           50%
     Europe                                        8%           42%
     Asia and Pacific Rim countries               13%            8%

ACCOUNTS RECEIVABLE

Accounts receivable are due from companies operating primarily in the global semiconductor, electronics, precision optics, and aerospace industries located throughout the United States, Europe, and Asia and Pacific Rim countries. Credit is extended to both domestic and international customers based on an evaluation of the customer's financial condition and generally collateral is usually not required. For international customers, additional evaluation steps are performed, where required, and more stringent terms, such as letters of credit, are used as necessary.

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at June 30, 2008 is reasonably stated.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS IN SECURITIES

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in shareholders' equity.

At June 30, 2008, the short-term investments held to maturity include certificates of deposits maturing in over 90 days and less than one year. The Company's other investments have maturity dates generally from 2 to 10 years, are classified as available for sale and are included in non-current assets because the investments will likely be sold prior to maturity, however, they will likely be held over one year from the balance sheet date. The Company had no material realized gains or losses on the sales of securities in 2008 or 2007. The Company had no investments in securities at June 30, 2007. Investments in securities at June 30, 2008 were as follows:

                                                                         UNREALIZED
                                              AGGREGATE                     GAIN
                                              FAIR VALUE   COST BASIS      (LOSS)
                                              ----------   ----------    ----------
Certificates of Deposit, held to maturity     $   10,000   $   10,000    $       --
US government debt securities                     50,000       50,000            --
Corporate debt securities                        169,000      174,000        (5,000)
State and municipal debt securities              242,000      275,000       (33,000)
                                              ----------   ----------    ----------
                                                 471,000      509,000       (38,000)
Investments, current                              10,000       10,000            --
                                              ----------   ----------    ----------
Investments, non-current                      $  461,000   $  499,000    $  (38,000)
                                              ==========   ==========    ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the three and six months ended June 30, 2008, the Company's accumulated other comprehensive loss consisted of unrealized losses on investments. There were no items of accumulated other comprehensive loss for the three or six months ended June 30, 2007.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company derives revenues principally from the sale of tools, parts and services. The Company recognizes revenue pursuant to SAB No. 104, "Revenue Recognition." Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company recognizes revenue upon shipment of products or performance of services and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

During the three and six month periods ended June 30, 2008, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $2,000 and $7,000, respectively, and $4,000 and $7,000 for the three and six month periods ended June 30, 2007, respectively. Freight and handling fees incurred by the Company of approximately $17,000 and $34,000 are included in cost of sales for the three and six month periods ended June 30, 2008, respectively, and $16,000 and $34,000 for the three and six month periods ended June 30, 2007, respectively.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net income per common share are as follows:

                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    ------------
Numerator:
  Net (loss) income                               $   (269,000)   $    660,000    $ (1,533,000)   $    694,000
  Preferred stock accretion                           (122,000)        (33,000)       (235,000)        (33,000)
  Preferred stock dividend                            (264,000)       (106,000)       (527,000)       (106,000)
  Excess of carrying value of preferred stock
      over cash paid upon redemption                        --       5,595,000              --       5,595,000
                                                  ------------    ------------    ------------    ------------
     Net (loss) income available to common
         shareholders - basic                         (655,000)      6,116,000      (2,295,000)      6,150,000
     Adjustment to net (loss) income for
         assumed conversions                                --         139,000              --         139,000
                                                  ------------    ------------    ------------    ------------
     Net (loss) income available to common
         shareholders - diluted                   $   (655,000)   $  6,255,000    $ (2,295,000)   $  6,289,000
                                                  ============    ============    ============    ============

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      -------------------------      -------------------------
                                                         2008           2007            2008           2007
                                                      ----------     ----------      ----------     ----------
Denominator:
  Shares outstanding, beginning                       14,201,587     14,541,694      14,201,587     13,992,828
  Weighted-average shares issued (repurchased)                --       (141,893)             --        370,311
                                                      ----------     ----------      ----------     ----------
  Weighted-average shares outstanding--basic          14,201,587     14,399,801      14,201,587     14,363,139
                                                      ----------     ----------      ----------     ----------
  Effect of dilutive securities
     Weighted-average preferred stock outstanding             --      4,848,443              --      4,464,410
     Weighted-average warrants outstanding (Note 7)           --        341,645              --        462,347
     Weighted-average options outstanding                     --             --              --        104,280
                                                      ----------     ----------      ----------     ----------
                                                              --      5,190,088              --      5,031,037
                                                      ----------     ----------      ----------     ----------
  Weighted-average shares outstanding--diluted        14,201,587     19,589,889      14,201,587     19,394,176
                                                      ==========     ==========      ==========     ==========

For the three and six months ended June 30, 2008, the Company has excluded from the computation of diluted loss per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,299,330 shares issuable upon exercise of outstanding stock options because the Company had a loss from continuing operations for the periods and to include the representative share increments would be anti-dilutive. Accordingly, for the three and six months ended June 30, 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the periods. For the three and six months ended June 30, 2007, the 1,271,797 shares issuable pursuant to outstanding warrants and 1,452,205 shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted earnings per common share for the period because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on dilutive earnings per common share would have been anti-dilutive.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 7) on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

NOTE 2 - MANAGEMENT'S PLANS

For the six months ended June 30, 2008, the Company had a net loss of approximately $1,533,000 and as of June 30, 2008, the Company had an accumulated deficit of approximately $29,211,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007 and continuing into 2008 is expected to add to those losses as revenues decline.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                  JUNE 30,     DECEMBER 31,
                                    2008           2007
                                -----------    -----------
Parts and raw materials         $ 5,419,000    $ 5,876,000
Work-in-process                   2,336,000      2,212,000
Finished goods                       63,000         48,000
                                -----------    -----------
                                  7,818,000      8,136,000
Inventory reserves               (2,073,000)    (1,967,000)
                                -----------    -----------
                                $ 5,745,000    $ 6,169,000
                                ===========    ===========

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                      2008           2007
                                                  ------------   ------------
Buildings and improvements                        $  2,198,000   $  2,198,000
Shop and lab equipment                               6,414,000      6,399,000
Transportation equipment                               166,000        166,000
Furniture and fixtures                               1,113,000      1,106,000
Computer equipment                                   2,326,000      2,326,000
                                                  ------------   ------------
                                                    12,217,000     12,195,000
Less: accumulated depreciation and amortization      9,984,000      9,811,000
                                                  ------------   ------------
                                                  $  2,233,000   $  2,384,000
                                                  ============   ============

Depreciation expense totaled approximately $85,000 and $73,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $173,000 and $153,000 for the six month periods ended June 30, 2008 and 2007, respectively.

NOTE 5 - STOCK COMPENSATION PLANS

2007 SHARE INCENTIVE PLAN

In February 2007, the Company established the 2007 Share Incentive Plan (the "2007 Plan"), under which 2,000,000 shares of the Company's common stock are available for issuance. On April 25, 2008, options to purchase 36,000 shares of common stock with an exercise price of $1.50 per share were granted to certain members of the Company's board of directors under the 2007 Plan. The options expire ten years from the date of issuance and vest over a period of three years.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted during the three months ended June 30, 2008 were calculated using the following estimated weighted-average assumptions:

Options Granted                                            36,000
Weighted-average exercise prices of options                $1.50
Weighted-average stock price                               $1.50
Assumptions:
Weighted-average expected volatility                        49%
Weighted-average expected term                           4.4 years
Risk-free interest rate                                    3.58%
Expected dividend yield 0%                                   0%

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 5 - STOCK COMPENSATION PLANS (CONTINUED)

2007 SHARE INCENTIVE PLAN (CONTINUED)

The $1.50 exercise price of the options was determined based on the market price of the Company's stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company's common stock at the close of regular hours trading on the Pink Sheets(R) on that date, as the price was reported by the National Association of Securities Dealers. The volatility and expected life for the options have been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied an estimated annual forfeiture rate, based on its historical forfeiture experience during previous years, of 12.5%.

The status of the options under the 2007 Plan is summarized below:

                                                            WEIGHTED AVERAGE
                                                               REMAINING
                                                   AVERAGE  CONTRACTUAL TERM     AGGREGATE
                                       SHARES       PRICE       (YEARS)       INTRINSIC VALUE
                                     ----------  ---------- ----------------- ---------------
Outstanding at December 31, 2007      1,338,000   $  1.71
Granted                                  36,000   $  1.50
Forfeited                               (74,670)  $  1.71
                                     ----------
Outstanding at June 30, 2008          1,229,330   $  1.70         8.9             $   --
                                     ==========
Exercisable at June 30, 2008            417,120   $  1.71         8.9             $   --
                                     ==========

The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 was $0.66. As of June 30, 2008, a total of 700,670 common shares were available for future grants under the Company's 2007 Plan.

The share based compensation expense for the three months ended June 30, 2008 and 2007 was $48,000 and $8,000, respectively, and $94,000 and $8,000 for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, share-based compensation expense totaling $35,000 and $68,000 was included in selling, general and administrative expenses, respectively, $7,000 and $14,000 was included in research and development expenses, respectively, and $6,000 and $12,000 was included in cost of sales, respectively. As of June 30, 2008, there was $370,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 1.9 years.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

During the year ended December 31, 2006, the Company entered into a legal dispute with its co-landlord, who is the former spouse of the chairman and significant shareholder of the Company, of its current facility regarding the Company's potential liability for capital repairs. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious. On July 22, 2008, the court appointed a referee to sell the property on which the Company's corporate headquarters are located. As required by the court, the parties met with the referee on August 1, 2008 to discuss whether the property can be sold by one party to the other. The parties were unable to agree on the sale of the property at that meeting. If the sale of the property by one party to the other cannot be negotiated by August 15, 2008, the referee must engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. The Company does not have a lease for its premises, except for a holdover month-to-month tenancy at this time. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of the Company's board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner.

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

As of the date of these financial statements, management is unable to reasonably estimate a potential range of loss and, further, believes that the possibility of any payment is remote. The Company's insurance carrier has assumed the defense of this action.

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

SUBLEASE AGREEMENT

During the quarter ended June 30, 2008, the Company entered into a sublease agreement with an unaffiliated third party. The sublease agreement provides for monthly rent in the amount of approximately $24,000 and expires on February 28, 2010. Rental income totaled approximately $74,000 and $105,000 for the three and six month periods ended June 30, 2008, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 7 - CONDITIONALLY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

SERIES A PREFERRED STOCK FINANCING

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13,000,000.

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company's 2007 Plan with exercise prices lower than the conversion price of the Series A Preferred Stock. In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of our common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in our articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 8 - EQUITY

REGISTRATION RIGHTS AGREEMENT

The Company is obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the Commission, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the Commission on or before October 6, 2007. As the Company was unable to meet this obligation in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, then the Company is required to pay to each investor liquidated damages equal to 1% per month of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1,300,000. The Company anticipates that it will have sufficient cash available to pay these liquidated damages, if required. However, the Company will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act.

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

In accordance with FSP EITF Issue No. 00-19-2, on the date of the private offering the Company reviewed the terms of the registration rights agreements, and as of that date, management believed that the Company would meet all of the required deadlines under the agreement. However, as of June 30, 2008, management believes it is probable that penalties under the agreement will be incurred and believes the accrual of $249,000 of expense related to the Company's registration rights agreement is reasonable as calculated based on the terms of the agreement and the number of shares included in the latest registration statement filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon the Company by the SEC relating to Rule 415 under the Securities Act.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

NOTE 9 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. Tax expense for the three and six month periods ended June 30, 2007 resulted primarily from foreign taxes paid. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $25,639,000 and $8,159,000, respectively, at June 30, 2008, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforward may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2013. Included in the balance at June 30, 2008, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at June 30, 2008, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three or six month periods ended June 30, 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at June 30, 2008.

NOTE 10 - SUBSEQUENT EVENTS

ISSUANCE OF OPTIONS

     On August 1, 2008, the Company issued options to purchase 40,836 shares of its common stock with an exercise price of $1.38 per share to members of its board of directors under its 2007 Share Incentive Plan. The options expire August 1, 2018. The fair value is approximately $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

     Our net revenues decreased by $1,929,000, or 34%, to $3,799,000 for the three months ended June 30, 2008 as compared to $5,728,000 for the three months ended June 30, 2007 and decreased by $7,403,000, or 58%, to $5,351,000 for the six months ended June 30, 2008 as compared to $12,754,000 for the six months ended June 30, 2007. We reported a net loss of $269,000 for the three months ended June 30, 2008 as compared to net income of $660,000 for the three months ended June 30, 2007 and a net loss of $1,533,000 for the six months ended June 30, 2008 as compared to net income of $694,000 for the six months ended June 30, 2007. The decline in our financial performance during the first half of 2008 is a direct result of a slowdown in the semiconductor industry worldwide. The decline in revenues commenced during the third quarter of 2007 and we expect that it will continue well into 2008. As a result, we expect to report lower revenues in 2008 as compared to 2007 and we expect to report a net loss for

2008. Our priority over the next several months is to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been further reduced to 70 full and part-time employees at June 30, 2008 (seven additional employees have been temporarily furloughed), down from approximately 100 employees during 2007. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

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

                  THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007 (AS RESTATED

                                                                                                         RESULTS AS A PERCENTAGE
                                                                                                         OF NET REVENUES FOR THE
                                                   THREE MONTHS ENDED       DOLLAR        PERCENTAGE        THREE MONTHS ENDED
                                                        JUNE 30,           VARIANCE        VARIANCE              JUNE 30,
                                                ------------------------  ----------------------------   -------------------------
                                                                 2007      FAVORABLE       FAVORABLE
                                                                 (AS      -------------  -------------
                                                   2008        RESTATED)  (UNFAVORABLE)  (UNFAVORABLE)      2008           2007
                                                ----------    ----------  -------------  -------------   ----------     ----------
                                                            (IN THOUSANDS)

Net revenues                                    $    3,799    $    5,728    $   (1,929)          (34%)          100%           100%
Cost of sales                                        2,260         3,223           963            30%            59%            56%
                                                ----------    ----------    ----------     ----------    ----------     ----------
Gross profit                                         1,539         2,505          (966)          (39%)           41%            44%
Selling, general and administrative expenses.        1,186         1,182            (4)            0%            31%            21%
Research and development expenses                      732           483          (249)          (52%)           19%             9%
                                                ----------    ----------    ----------     ----------    ----------     ----------
(Loss) income from operations                         (379)          840        (1,219)         (145%)          (10%)           14%
Total other income (expense)                           110          (143)          253           177%             3%            (2%)
                                                ----------    ----------    ----------     ----------    ----------     ----------
(Loss) income from operations before income
  taxes                                               (269)          697          (966)         (138%)           (7%)           12%
Provision for income taxes                               0            37            37           100%             0%             1%
                                                ----------    ----------    ----------     ----------    ----------     ----------
Net (loss) income                               $     (269)   $      660    $     (929)         (140%)           (7%)           11%
                                                ==========    ==========    ==========     ==========    ==========     ==========

     NET REVENUES. The $1,929,000 decrease in net revenues is due in large part to a slowdown in the semiconductor and silicon wafer industry which commenced during the third quarter of 2007 and has continued into 2008. Because of this slowdown, our customers are requiring additional time to make final purchase decisions.

     GROSS PROFIT. The $966,000 decrease in gross profit was primarily due to lower sales combined with lower gross margins of 41% in 2008 as compared to 44% in 2007. We anticipate that our gross profit margin will remain at approximately 40% of net revenues for the remainder of 2008.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $4,000 increase in selling, general and administrative expenses is considered a nominal change for the quarter. We expect that over the near term, our selling, general and administration expenses will decrease as a result of cost cutting measures, including lower head-count of employees, though this reduction may be potentially offset by increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the SEC, as well as the filing of a registration statement with the SEC to register for resale the shares of common stock underlying our Series A Preferred Stock and warrants issued in the Series A Preferred Stock Financing.

     RESEARCH AND DEVELOPMENT EXPENSES. The $249,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years. We expect that research and development spending will continue to increase during the remainder of 2008.

     OTHER INCOME (EXPENSE). The $253,000 increase in other income was primarily due to a decrease in interest expense as a result of paying of certain indebtedness with the proceeds from our Series A Convertible Preferred Stock Financing.

              SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

                                                                                                RESULTS AS A PERCENTAGE
                                                                                                OF NET REVENUES FOR THE
                                           SIX MONTHS ENDED         DOLLAR       PERCENTAGE         SIX MONTHS ENDED
                                               JUNE 30,            VARIANCE       VARIANCE              JUNE 30,
                                       ------------------------  ----------------------------   -------------------------
                                                        2007      FAVORABLE       FAVORABLE
                                                        (AS      -------------  -------------
                                          2008        RESTATED)  (UNFAVORABLE)  (UNFAVORABLE)      2008           2007
                                       ----------    ----------  -------------  -------------   ----------     ----------
                                                   (IN THOUSANDS)

Net revenues                           $    5,351    $   12,754    $   (7,403)          (58%)          100%           100%
Cost of sales                               3,209         7,399         4,190            57%            60%            58%
                                       ----------    ----------    ----------    ----------     ----------     ----------
Gross profit                                2,142         5,355        (3,213)          (60%)           40%            42%
Selling, general and administrative
  expenses                                  2,211         3,374         1,163            34%            41%            26%
Research and development expenses           1,642           852          (790)          (93%)           31%             7%
                                       ----------    ----------    ----------    ----------     ----------     ----------
(Loss) income from operations              (1,711)        1,129        (2,840)         (252%)          (32%)            9%
Total other income (expense)                  178          (371)          549           148%             3%            (3%)
                                       ----------    ----------    ----------    ----------     ----------     ----------
(Loss) income from operations before
  income taxes                             (1,533)          758        (2,291)         (302%)          (29%)            6%
Provision for income taxes                      0            64            64           100%             0%             1%
                                       ----------    ----------    ----------    ----------     ----------     ----------
Net (loss) income                      $   (1,533)   $      694    $   (2,227)         (321%)          (29%)            5%
                                       ==========    ==========    ==========    ==========     ==========     ==========

     NET REVENUES. The $7,403,000 decrease in net revenues is due in large part to a slowdown in the semiconductor and silicon wafer industry which commenced during the third quarter of 2007 and has continued into 2008. Because of this slowdown, our customers are requiring additional time to make final purchase decisions.

     GROSS PROFIT. The $3,213,000 decrease in gross profit was primarily due to lower sales combined with lower gross margins of 40% in 2008 as compared to 42% in 2007. The lower gross margin percentage was primarily attributable to relatively higher fixed overhead costs spread over the lower revenue base.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,163,000 decrease in selling, general and administrative expenses is due in large part to cost cutting measures initiated by management, especially the reduction in headcount.

     RESEARCH AND DEVELOPMENT EXPENSES. The $790,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years.

     OTHER INCOME (EXPENSE). The $549,000 increase in other income was primarily due to a decrease in interest expense as a result of paying of certain indebtedness with the proceeds from our Series A Preferred Stock, rental income as a result of sub-leasing office space to an un-affiliated third party, and an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2008, we funded our operations primarily with the net proceeds of approximately $11.1 million from our Series A Preferred Stock Financing described below, and cash flow from operations. As of June 30, 2008, we had working capital of $6,398,000 as compared to $8,271,000 at December 31, 2007. At June 30, 2008 and December 31, 2007 we had an accumulated deficit of $29,211,000 and $27,678,000, respectively, and cash and cash equivalents of $1,598,000 and $1,864,000, respectively, as well as investments in securities of $471,000 and $1,129,000, respectively.

     Our available capital resources at June 30, 2008 consisted primarily of approximately $1,598,000 in cash and cash equivalents and $471,000 of investments in securities. These amounts were primarily raised through the Series A Preferred Stock Financing. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. In addition, we have a credit facility with Silicon Valley Bank with availability of approximately $3.5 million at June 30, 2008.

     Cash provided in operating activities for the six months ended June 30, 2008 was $108,000 as compared to $651,000 of cash provided by operating activities for the six months ended June 30, 2007, and includes a net loss of $1,533,000, depreciation and amortization of $185,000 and stock-based compensation of $94,000. Material changes in asset and liabilities at June 30, 2008 as compared to December 31, 2007 that affected these results include:

     o    a decrease in accounts receivable before reserves of $927,000;

     o a decrease in inventory before reserves of $307,000 (inventory represented 45% of our total assets as of June 30, 2008); and

     o a net decrease in accrued expenses of $183,000 which includes commissions payable in connection with shipments made during the quarter ended June 30, 2008 and vacation and sick pay accruals.

     Cash provided by investing activities totaled $570,000 for the six months ended June 30, 2008 as compared to $77,000 of cash used in investing activities for the six months ended June 30, 2007. Included in the results for the six months ended June 30, 2008 are the sale of $387,000 of investments in securities, $233,000 proceeds from the maturity of investment securities, $11,000 of purchased equipment and $39,000 representing the capitalized cost for intellectual property.

     Cash used by financing activities totaled $944,000 for the six months ended June 30, 2008 as compared to $3,607,000 provided for the six months ended June 30, 2007. This decrease was most affected by the issuance costs associated with our Series A Preferred Stock of $311,000 and dividends paid on our Series A Preferred Stock of $633,000.

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

     On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued to 21 accredited investors an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000. We refer to this offering of securities in this report as the "Series A Preferred Stock Financing." The Investor Warrants are initially exercisable 180 days after May 24, 2007. We paid cash placement agent fees and expenses of approximately $1.1 million and issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $1,173,000 through June 30, 2008 and continue to be incurred in connection with various securities filings and the registration statement described below.

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

BACKLOG

     As of August 4, 2008, we had a backlog of approximately $5.8 million. Our backlog includes firm non-cancelable customer commitments for 5 tools and approximately $511,000 in parts and upgrades. Management believes that products in our backlog will be shipped by the end of September 2008.

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

     In December 2006, the FASB issued FASB Staff Position, or FSP, EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." As of June 30, 2008, management believes it is probable that penalties under the agreement will be incurred and has accrued $249,000 of expense related to our registration rights agreement calculated based on the terms of the agreement and the number of shares included in this filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon Strasbaugh by the SEC relating to Rule 415 under the Securities Act.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 has not had a material impact on our financial position, cash flows or results of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness discussed immediately below.

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

     In connection with its audits of our financial statements for the years ended December 31, 2007 and 2006, Windes, our independent registered public accounting firm, advised management of the following matter that Windes considered to be a material weakness in the area of accounting and financial reporting: the current organization of our accounting department does not provide management with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Windes stated that this matter is evidenced by the following issues: (i) a number of material adjusting entries were proposed by Windes and recorded by us for the years ended December 31, 2007 and 2006, (ii) our closing procedures for the years ended December 31, 2007 and 2006 were not adequate and resulted in significant accounting adjustments for both years, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Windes to our financial statements and related disclosures for the years ended December 31, 2007 and 2006. As additional evidence of this material weakness, we restated our 2006 financial statements and restated our financial statements for the three months ended June 30, 2007.

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

     Management believes that providing additional training of our present staff, hiring in-house personnel and engaging the appropriate third party experts to assist us in satisfying our financial reporting obligations will cost approximately $75,000 to $125,000 annually

     Through the steps described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2008. Because the remedial actions require providing additional training to our present staff, evaluating on an on-going basis the effectiveness of that training, and engaging the appropriate third party experts in compliance, presentation and internal control evaluation, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

     On December 1, 2006, a complaint on joinder for declaratory relief was filed by April Paletsas requesting that we be joined to a matter in the San Luis Obispo Superior Court involving Alan Strasbaugh and his former wife, April Paletsas. The Court issued an order allowing our subsidiary, R. H. Strasbaugh to be joined, and management intends to vigorously defend this lawsuit. Ms. Palatses is requesting a declaration by the Court that R. H. Strasbaugh is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering our corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The case against R. H. Strasbaugh was stayed by the Court, pending resolution of ownership issues between the co-landlords. On July 22, 2008, the Court appointed a referee to sell the property. As required by the court, the parties met with the referee on August 1, 2008 to discuss whether the property can be sold by one party to the other. The parties were unable to agree on the sale of the property at that meeting. If the sale of the property by one party to the other cannot be negotiated by August 15, 2008, the referee must engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of our board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner. With respect to the claims asserted against R. H. Strasbaugh, we are currently unable to evaluate the likelihood of an unfavorable result or the range of potential loss. However, we plan to vigorously defend this action and we believe that all of our defenses are meritorious.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

Exhibit
Number    Description
------    -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

-------------------
(*) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STRASBAUGH


Dated: August 12, 2008         By:  /s/ RICHARD NANCE
                                    --------------------------------------------
                                    Richard Nance, Chief Financial Officer
                                    (principal financial and accounting officer)

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