Form 10-Q/A
period 2008-06-30
Strasbaugh
filed 2008-08-15
CIK 919583

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to

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

================================================================================

                                EXPLANATORY NOTE

     Strasbaugh (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which report was originally filed on August 12, 2008 (the "Original Filing"), to add a column titled "Additional Paid-in Capital" that was mistakenly omitted from the Company's "Condensed Consolidated Statement Of Redeemable Convertible Preferred Stock And Shareholders' Equity (Deficit) For The Six Months Ended June 30, 2008." in the Original Filing.

     All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Forward-looking statements made reflect our expectations as of the date of our Original Filing and have not been adjusted to reflect subsequent information.

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


(CONTINUED FROM PREVIOUS PAGE)

                                                                                        TOTAL
                                                      ACCUMULATED                    SHAREHOLDERS'
                                                         OTHER                        EQUITY AND
                                                        COMPRE-                       REDEEMABLE
                                       ADDITIONAL       HENSIVE                       CONVERTIBLE
                                        PAID-IN         INCOME       ACCUMULATED      PREFERRED
                                        CAPITAL         (LOSS)         DEFICIT          STOCK
                                       -----------    -----------    -----------     -----------
Balance, December 31, 2007             $    27,926    $        --    $   (27,678)   $    11,846

Comprehensive income:
  Net loss                                      --             --         (1,533)        (1,533)

Other comprehensive loss:
  Unrealized gain (loss) on
  investment, net of tax of $0                  --            (38)            --            (38)
                                                                                    -----------
Total comprehensive loss                                                                 (1,571)
                                                                                    -----------
Series A issuance costs                         --             --             --           (311)

Stock-based compensation expenses               94             --             --             94

Accretion of redeemable convertible
  preferred stock                             (235)            --             --             --

Preferred stock dividend
accumulated                                   (527)            --             --             --

Preferred stock dividend paid                   --             --             --           (633)
                                       -----------    -----------    -----------    -----------
Balance, June 30, 2008                 $    27,258    $       (38)   $   (29,211)   $     9,425
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

                               STRASBAUGH


Dated: August 14, 2008         By:  /s/ RICHARD NANCE
                                    --------------------------------------------
                                    Richard Nance, Chief Financial Officer
                                    (principal financial and accounting officer)

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