Form 10-Q
period 2008-09-30
Strasbaugh
filed 2008-11-13
CIK 919583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2008

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

         As of November 13, 2008, there were 14,201,587 shares of the issuer's common stock issued and outstanding.

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




                                                  TABLE OF CONTENTS

                                                       PART I
                                                FINANCIAL INFORMATION

                                                                                                               PAGE

Item 1.    Financial Statements...................................................................................1

           Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and
              December 31, 2007 (audited).........................................................................1

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2008 and 2007 (unaudited).............................................................2

           Condensed Consolidated Statement of Redeemable Convertible Preferred Stock
              and Shareholders' Equity (Deficit) for the Nine Months Ended September 30, 2008 (unaudited).........3

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2008 and 2007 (unaudited).............................................................4

           Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended
              September 30, 2008 (unaudited)......................................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........................................37

Item 4.    Controls and Procedures ..............................................................................37

Item 4T.   Controls and Procedures ..............................................................................37

                                                       PART II
                                                  OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................................................39

Item 1A.   Risk Factors .........................................................................................40

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..........................................40

Item 3.    Defaults Upon Senior Securities ......................................................................40

Item 4.    Submission of Matters to a Vote of Security Holders ..................................................40

Item 5.    Other Information ....................................................................................40

Item 6.    Exhibits .............................................................................................41

Signatures ......................................................................................................42

Exhibits Filed with this Report


                                                        -ii-

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                          STRASBAUGH AND SUBSIDIARY


                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    AS OF SEPTEMBER 30, 2008 (UNAUDITED)
                                       AND DECEMBER 31, 2007 (AUDITED)
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                   ASSETS
                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                       2008          2007
                                                                                     --------      --------
CURRENT ASSETS                                                                       (unaudited)
   Cash and cash equivalents                                                         $    655      $  1,864
   Accounts receivable, net of allowance for doubtful accounts of $222 at
     September 30, 2008 and $55 at December 31, 2007                                    1,972         2,985
   Investments in securities                                                              346           244
   Inventories                                                                          6,059         6,169
   Prepaid expenses                                                                       362           282
   Short-term deposits and other assets                                                    24            69
                                                                                     --------      --------
                                                                                        9,418        11,613
                                                                                     --------      --------
PROPERTY, PLANT, AND EQUIPMENT                                                          2,185         2,384
                                                                                     --------      --------

OTHER ASSETS
   Investments in securities                                                               --           885
   Capitalized intellectual property, net of accumulated amortization
     of $48 at September 30, 2008 and $29 at December 31, 2007                            350           306
    Other assets                                                                           40            --
                                                                                     --------      --------
                                                                                          390         1,191
                                                                                     --------      --------
   TOTAL ASSETS                                                                      $ 11,993      $ 15,188
                                                                                     ========      ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable, current portion                                                    $    100      $    100
   Accounts payable                                                                       737           517
   Accrued expenses                                                                     2,241         2,606
   Deferred revenue                                                                        65           119
                                                                                     --------      --------
                                                                                        3,143         3,342
                                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value,
     $13,797 aggregate preference in liquidation at September 30, 2008,
     15,000,000 shares authorized, 5,909,089 shares issued and outstanding             11,589        11,542
                                                                                     --------      --------
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock ("Participating"), no par value, 5,769,736 shares
     authorized, zero shares issued and outstanding                                        --            --
   Common stock, no par value, 100,000,000 shares authorized,
     14,201,587 issued and outstanding                                                     56            56
   Additional paid-in capital                                                          26,901        27,926
   Accumulated other comprehensive loss                                                   (62)           --
   Accumulated deficit                                                                (29,634)      (27,678)
                                                                                     --------      --------
                                                                                       (2,739)          304
                                                                                     --------      --------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY (DEFICIT)                                                                     $ 11,993      $ 15,188
                                                                                     ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.




                                       STRASBAUGH AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                    ----------------------      ----------------------
                                                      2008          2007         2008           2007
                                                    --------      --------      --------      --------
                                                          (unaudited)                (unaudited)
REVENUES
Tools                                               $    893      $  1,896      $  2,715      $ 10,716
Parts and Service                                      1,574         1,911         5,103         5,845
                                                    --------      --------      --------      --------
NET REVENUES                                           2,467         3,807         7,818        16,561
                                                    --------      --------      --------      --------
COST OF SALES

Tools                                                    615         1,321         2,164         6,486
Parts and Service                                        815         1,152         2,475         3,386
                                                    --------      --------      --------      --------
TOTAL COST OF SALES                                    1,430         2,473         4,639         9,872
                                                    --------      --------      --------      --------
GROSS PROFIT                                           1,037         1,334         3,179         6,689
                                                    --------      --------      --------      --------
OPERATING EXPENSES
Selling, general and administrative expenses             991         1,353         3,202         4,727
Research and development                                 625           600         2,267         1,452
                                                    --------      --------      --------      --------
                                                       1,616         1,953         5,469         6,179
                                                    --------      --------      --------      --------
(LOSS) INCOME FROM OPERATIONS                           (579)         (619)       (2,290)          510
                                                    --------      --------      --------      --------
OTHER INCOME (EXPENSE)
Rental income                                             92            --           197            --
Interest income                                           15            56            39            56
Interest expense                                          --           (21)           --          (330)
Other income (expense), net                               49            (8)           98           (70)
                                                    --------      --------      --------      --------
                                                         156            27           334          (344)
                                                    --------      --------      --------      --------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES         (423)         (592)       (1,956)          166

PROVISION FOR INCOME TAXES                                --             8            --            72
                                                    --------      --------      --------      --------
NET (LOSS) INCOME                                   $   (423)     $   (600)     $ (1,956)     $     94
                                                    ========      ========      ========      ========
NET (LOSS) INCOME PER COMMON SHARE
Basic                                               $  (0.06)     $  (0.07)     $  (0.22)     $   0.36
                                                    ========      ========      ========      ========
Diluted                                             $  (0.06)     $  (0.07)     $  (0.22)     $   0.29
                                                    ========      ========      ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                 14,202        14,202        14,202        14,308
                                                    ========      ========      ========      ========
Diluted                                               14,202        14,202        14,202        19,638
                                                    ========      ========      ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                      STRASBAUGH AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)



                                             REDEEMABLE
                                             CONVERTIBLE
                                            PREFERRED STOCK                    COMMON STOCK                   PREFERRED STOCK
                                      ----------------------------     -----------------------------     ---------------------------
                                        SHARES           AMOUNT           SHARES           AMOUNT          SHARES          AMOUNT
                                      -----------      -----------      -----------      -----------     -----------     -----------
Balance, December 31, 2007              5,909,089      $    11,542       14,201,587      $        56              --     $        --
Comprehensive income:
  Net loss
Other comprehensive loss:
  Unrealized gain (loss) on
    investment, net of tax of $0
Total comprehensive loss
Series A issuance costs                        --             (483)              --               --              --              --
Stock-based compensation expenses              --               --               --               --              --              --
Accretion of redeemable convertible
  preferred stock                              --              366               --               --              --              --
Preferred stock dividend
  accumulated                                  --              797               --               --              --              --
Preferred stock dividend paid                  --             (633)              --               --              --              --
                                      -----------      -----------      -----------      -----------     -----------     -----------
Balance, September 30, 2008             5,909,089      $    11,589       14,201,587      $        56              --     $        --
                                      ===========      ===========      ===========      ===========     ===========     ===========





                                                                                                TOTAL
                                                                                            SHAREHOLDERS'
                                                          ACCUMULATED                        EQUITY AND
                                                             OTHER                           REDEEMABLE
                                          ADDITIONAL      COMPREHENSIVE                      CONVERTIBLE
                                            PAID-IN          INCOME         ACCUMULATED       PREFERRED
                                            CAPITAL          (LOSS)           DEFICIT           STOCK
                                          -----------      -----------      -----------      -----------
Balance, December 31, 2007                $    27,926      $        --      $   (27,678)     $    11,846
Comprehensive income:
  Net loss                                                          --           (1,956)          (1,956)
Other comprehensive loss:
  Unrealized gain (loss) on
    investment, net of tax of $0                                   (62)              --              (62)
                                                                                             -----------
Total comprehensive loss                                                                          (2,018)
                                                                                             -----------
Series A issuance costs                            --               --               --             (483)
Stock-based compensation expenses                 138               --               --              138
Accretion of redeemable convertible
  preferred stock                                (366)              --               --               --
Preferred stock dividend
  accumulated                                    (797)              --               --               --
Preferred stock dividend paid                      --               --               --             (633)
                                          -----------      -----------      -----------      -----------
Balance, September 30, 2008               $    26,901      $       (62)     $   (29,634)     $     8,850
                                          ===========      ===========      ===========      ===========




                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  STRASBAUGH AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
                                        (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                        2008          2007
                                                                      --------      --------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                  $ (1,956)     $     94
   Adjustments to reconcile net (loss) income
    to net cash from operating activities:
     Depreciation and amortization                                         274           234
     Change in allowance for doubtful accounts                             167            --
     Change in inventory reserve                                           336           151
     Noncash interest expense                                               --           113
     Stock-based compensation                                              138            60
     Changes in assets and liabilities:
       Accounts receivable                                                 846           934
       Inventories                                                        (155)          221
       Prepaid expenses                                                    (80)           16
       Deposits and other assets                                             5            91
       Accounts payable                                                    220          (321)
       Accrued expenses                                                   (365)         (598)
       Deferred revenue                                                    (54)       (1,072)
       Accrued warrant                                                      --          (450)
                                                                      --------      --------
         Net Cash Used in Operating Activities                            (624)         (527)
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in securities                                                 --          (922)
   Proceeds from the sale of investment securities                         488            --
   Proceeds from maturity of investment securities                         233            --
   Purchase of property and equipment                                     (127)          (16)
   Capitalized cost for intellectual property                              (63)         (102)
                                                                      --------      --------
         Net Cash Provided By (Used In) Investing Activities               531        (1,040)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in line of credit                                             --        (2,650)
   Repayment of notes payable                                               --        (1,798)
   Repurchase of participating preferred stock                              --        (3,000)
   Issuance of redeemable convertible preferred stock                       --        12,650
   Issuance cost of redeemable convertible preferred stock                (483)       (1,528)
   Issuance of warrants                                                     --           350
   Proceeds from stock options exercised                                    --            38
   Proceeds from issuance of shares in share exchange transaction           --            63
   Preferred dividends paid                                               (633)           --
   Repurchase of common stock                                               --          (750)
                                                                      --------      --------
         Net Cash (Used In) Provided By Financing Activities            (1,116)        3,375
                                                                      --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,209)        1,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,864         1,205
                                                                      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    655      $  3,013
                                                                      ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

SHARE EXCHANGE TRANSACTION

On May 24, 2007, Strasbaugh (formerly known as CTK Windup Corporation) completed a share exchange transaction (the "Share Exchange Transaction") with R. H. Strasbaugh (formerly known as Strasbaugh). Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R.
H. Strasbaugh's capital stock in exchange for an aggregate of 13,770,366 shares of Strasbaugh's common stock. The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh are the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

Immediately prior to the consummation of the Share Exchange Transaction, CTK Windup Corporation amended and restated its articles of incorporation to (i) effectuate a 1-for-31 reverse split of its common stock, (ii) change its name from CTK Windup Corporation to Strasbaugh, (iii) increase its authorized common stock from 50,000,000 shares to 100,000,000 shares, (iv) increase its authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares have been designated Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock")) and (v) eliminate its Series A Participating Preferred Stock. On May 17, 2007, prior to the filing of CTK Windup Corporation's amended and restated articles of incorporation, the Company's subsidiary, R. H. Strasbaugh (then known as Strasbaugh), amended its articles of incorporation to change its name from Strasbaugh to R. H. Strasbaugh.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the related interim periods ended September 30, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company's common stock and the fair value of options and warrants to purchase common stock, inventory obsolescence, and depreciation and amortization.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         2008            2007
                                                      ----------     ----------
Cash paid for interest.............................   $       --     $  203,000
                                                      ==========     ==========
Cash paid for income taxes.........................   $       --     $   18,000
                                                      ==========     ==========
Fair value accretion on redeemable
   convertible preferred stock.....................   $  366,000     $  113,000
                                                      ==========     ==========
Preferred stock dividend...........................   $  797,000     $  367,000
                                                      ==========     ==========
Property and equipment transferred to/from
   inventory, net..................................   $   71,000     $       --
                                                      ==========     ==========

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable. With regard to cash and cash equivalents, the Company maintains its excess cash balances in checking and money market accounts at high-credit quality financial institution(s). The Company has not experienced any losses in any of the short-term investment instruments we have used for excess cash balances. The Company does not require collateral on its trade receivables. Historically, the Company has not suffered significant losses with respect to trade accounts receivable. However, recent developments in the global economy and credit markets have caused unusual fluctuations in the values of various investment instruments. Additionally, these developments have, in some cases, limited the availability of credit funds that borrowers such as the Company normally utilize in day-to-day operations which could impact the timing or ultimate recovery of trade accounts. No assurances can be given that these recent developments will not negatively impact the Company's operations as a result of concentrations of these investments.

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. The Company's top 10 customers accounted for 67% and 64% of net revenues during the three and nine month periods ended September 30, 2008, respectively, and 30% and 69% of net revenues during the three and nine month periods ended September 30, 2007, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 40% and 32%, for the three and nine month periods ended September 30, 2008, respectively, and 0% and 40% for the three and nine month periods ended September 30, 2007, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of September 30, 2008, the amount due from the major customers (over 10%) discussed above represented 48% of the Company's total accounts receivable.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments approximates their fair values. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying values and notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

The Company's investments are comprised of held to maturity and available for sale securities with carrying amounts totaling $10,000 and $336,000, respectively, at September 30, 2008. The Company's financial assets that are measured at fair value on a recurring basis are comprised of fixed income available for sale securities at September 30, 2008. The fair value of these financial assets was determined using the following inputs at September 30, 2008:

                                                    FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                                                 -----------------------------------------------------
                                                                QUOTED
                                                               PRICES IN
                                                                 ACTIVE      SIGNIFICANT
                                                               MARKETS FOR     OTHER       SIGNIFICANT
                                                                IDENTICAL    OBSERVABLE    UNOBSERVABLE
                                                                 ASSETS        INPUTS        INPUTS
                                                               -----------   -----------   -----------
                                                    TOTAL       (LEVEL 1)     (LEVEL 2)     (LEVEL 3)
                                                 -----------   -----------   -----------   -----------
Fixed income available-for-sale securities       $   336,000   $        --   $   336,000   $        --
                                                 ===========   ===========   ===========   ===========

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company's results of operations for the three and nine months ended September 30, 2008 and 2007, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 71% and 33% of sales for the three and nine months ended September 30, 2008, respectively, and approximately 47% and 61% of sales for the three and nine months ended September 30, 2007, respectively.

The geographic breakdown of the Company's sales was as follows:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                      ------------------     ------------------
                                       2008        2007       2008        2007
                                      -------    -------     -------    -------
United States                           29%         53%        67%         39%
Europe                                  54%         21%        23%         25%
Asia and Pacific Rim countries          17%         26%        10%         36%



The geographic breakdown of the Company's accounts receivable was as follows:

                                           SEPTEMBER 30,        DECEMBER 31,
                                              2008                 2007
                                           -------------       -------------
     United States                             40%                  50%
     Europe                                    49%                  42%
     Asia and Pacific Rim countries            11%                   8%

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

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at September 30, 2008 is reasonably stated.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS IN SECURITIES

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings (loss). Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, are included in the determination of comprehensive income (loss) and reported in shareholders' equity (deficit).

At September 30, 2008, the short-term investments held to maturity include certificates of deposits originally maturing in over 90 days and less than one year. The Company's other investments have maturity dates generally from 2 to 10 years, are classified as available for sale and are included in current assets because the investments will likely be sold prior to maturity and within one year from the balance sheet date. The Company had no material realized gains or losses on the sales of securities in 2008 or 2007. Investments in securities at September 30, 2008 were as follows:

                                              AGGREGATE               UNREALIZED GAIN
                                             FAIR VALUE   COST BASIS      (LOSS)
                                             ---------    ---------     ---------
Certificates of deposit, held to maturity    $  10,000    $  10,000     $      --
US government debt securities                   50,000       50,000            --
Corporate debt securities                      149,000      173,000       (24,000)
State and municipal debt securities            137,000      175,000       (38,000)
                                             ---------    ---------     ---------
                                             $ 346,000    $ 408,000     $ (62,000)
                                             =========    =========     =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity (deficit) that, under generally accepted accounting principles are excluded from net income (loss). For the three and nine months ended September 30, 2008, the Company's accumulated other comprehensive losses of $24,000 and $62,000, respectively, consisted of unrealized losses on investments. For the three and nine months ended September 30, 2007, the accumulated other comprehensive losses totaled $2,000 and consisted of unrealized losses on investments.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

During the three and nine month periods ended September 30, 2008, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $0 and $7,000, respectively, and $0 and $7,000 for the three and nine month periods ended September 30, 2007, respectively. Freight and handling fees incurred by the Company of approximately $9,000 and $43,000 are included in cost of sales for the three and nine month periods ended September 30, 2008, respectively, and $34,000 and $68,000 for the three and nine month periods ended September 30, 2007, respectively.

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

The provisions of SFAS No. 123(R) were effective for and adopted by the Company as of January 1, 2006. Prior to the adoption, the Company was using the intrinsic-value method of accounting for stock based compensation pursuant to APB Opinion No. 25. Required pro forma information was presented under the fair value method using a Black-Scholes option-pricing model pursuant to SFAS No.
123. The adoption of SFAS No. 123(R) was made using the prospective transition method. Under this method, the statement applied to new awards and awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of effective date were recognized as the requisite service is rendered. The adoption of SFAS No. 123(R) did not have a significant impact on the Company's results of operations, income taxes or earnings per share.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net income per common share are as follows:

                                                    FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ----------------------------      ----------------------------
                                                     2008             2007             2008              2007
                                                  -----------      -----------      -----------      -----------
Numerator:
  Net (loss) income                               $  (423,000)     $  (600,000)     $(1,956,000)     $    94,000
  Preferred stock accretion                          (131,000)         (80,000)        (366,000)        (113,000)
  Preferred stock dividend                           (270,000)        (261,000)        (797,000)        (367,000)
  Excess of carrying value of preferred stock
     over cash paid upon redemption                        --               --               --        5,595,000
                                                  -----------      -----------      -----------      -----------
     Net (loss) income available to common
        shareholders - basic                         (824,000)        (941,000)      (3,119,000)       5,209,000
     Adjustment to net (loss) income for
        assumed conversions                                --               --               --          480,000
                                                  -----------      -----------      -----------      -----------
     Net (loss) income available to common
        shareholders - diluted                    $  (824,000)     $  (941,000)     $(3,119,000)     $ 5,689,000
                                                  ===========      ===========      ===========      ===========





                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

                                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           2008           2007           2008            2007
                                                        ----------     ----------     ----------     ----------
Denominator:
  Shares outstanding, beginning                         14,201,587     14,201,587     14,201,587     13,992,828
  Weighted-average shares issued                                --             --             --        314,680
                                                        ----------     ----------     ----------     ----------
  Weighted-average shares outstanding--basic            14,201,587     14,201,587     14,201,587     14,307,508
                                                        ----------     ----------     ----------     ----------
  Effect of dilutive securities
     Weighted-average preferred stock outstanding               --             --             --      4,955,175
     Weighted-average warrants outstanding (Note 7)             --             --             --        304,103
     Weighted-average options outstanding                       --             --             --         71,154
                                                        ----------     ----------     ----------     ----------
                                                                --             --             --      5,330,432
                                                        ----------     ----------     ----------     ----------
  Weighted-average shares outstanding--diluted          14,201,587     14,201,587     14,201,587     19,637,940
                                                        ==========     ==========     ==========     ==========

For the three and nine months ended September 30, 2008, the Company has excluded from the computation of diluted loss per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,339,166 shares issuable upon exercise of outstanding stock options because the Company had a loss from continuing operations for the periods and to include the representative share increments would be anti-dilutive. Accordingly, for the three and nine months ended September 30, 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the periods. For the three and nine months ended September 30, 2007, the 1,271,797 shares issuable pursuant to outstanding warrants and 1,339,166 shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted earnings per common share for the period because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on dilutive earnings per common share would have been anti-dilutive.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FASB Staff Position ("FSP") clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS No. 154, "Accounting Changes and Error Corrections," paragraph
19). The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Management is assessing the impact, if any, of the adoption of this statement on the Company's financial condition, cash flows and results of operations.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities." FSP EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings Per Share." Under the guidance of FSP EITF Issue No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF Issue No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock." EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150. Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 are effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company expects no impact on its financial condition, cash flows or results of operations resulting from this statement.

In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible ASSETS." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently assessing the impact, if any, of adopting this statement on the Company's financial condition, cash flows and results of operations.

NOTE 2 - MANAGEMENT'S PLANS

For the nine months ended September 30, 2008, the Company had a net loss of approximately $1,956,000 and as of September 30, 2008, the Company had an accumulated deficit of approximately $29,634,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007 and into 2008 has added to those losses as revenues declined.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 2 - MANAGEMENT'S PLANS (CONTINUED)

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

The Company has a $7.5 million line of credit with Silicon Valley Bank that expires on December 4, 2009. However, the Company is not in compliance with one of the financial covenants of the credit facility. As a result, Silicon Valley Bank may, at its discretion, restrict access to the line until the Company regains compliance. There are no amounts outstanding under the credit facility, and management believes that, barring unforeseen events, there will be no need to utilize the credit facility in the foreseeable future. In addition, recent developments in the global credit markets may make bank financing more expensive and/or more difficult to obtain, and there is no assurance that Silicon Valley Bank will extend credit to the Company under the existing facility at this time.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                  2008                 2007
                                               -----------          -----------
                                               (unaudited)

Parts and raw materials                        $ 5,494,000          $ 5,876,000
Work-in-process                                  2,810,000            2,212,000
Finished goods                                      58,000               48,000
                                               -----------          -----------
                                                 8,362,000            8,136,000
Inventory reserves                              (2,303,000)          (1,967,000)
                                               -----------          -----------
                                               $ 6,059,000          $ 6,169,000
                                               ===========          ===========

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      2008             2007
                                                   ------------    ------------
                                                   (unaudited)

Buildings and improvements                         $  2,238,000    $  2,198,000
Shop and lab equipment                                6,018,000       6,399,000
Transportation equipment                                166,000         166,000
Furniture and fixtures                                1,113,000       1,106,000
Computer equipment                                    2,326,000       2,326,000
                                                   ------------    ------------
                                                     11,861,000      12,195,000
Less: accumulated depreciation and amortization      (9,676,000)     (9,811,000)
                                                   ------------    ------------
                                                   $  2,185,000    $  2,384,000
                                                   ============    ============

Depreciation expense totaled approximately $82,000 and $64,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $255,000 and $217,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

NOTE 5 - STOCK COMPENSATION PLANS

2007 SHARE INCENTIVE PLAN

In February 2007, the Company established the 2007 Share Incentive Plan (the "2007 Plan"), under which 2,000,000 shares of the Company's common stock are available for issuance. On April 25, 2008, options to purchase 36,000 shares of common stock with an exercise price of $1.50 per share, and on August 1, 2008, options to purchase 40,836 shares of common stock with an exercise price of $1.38 per share, were granted to certain members of the Company's board of directors under the 2007 Plan. The options expire ten years from the date of issuance and vest over a period of three years.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of option grants were calculated using the following estimated weighted-average assumptions:

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 5 - STOCK COMPENSATION PLANS (CONTINUED)

2007 SHARE INCENTIVE PLAN (CONTINUED)

                                                       FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2008
                                                       -------------------------

Options granted                                                76,836
Weighted-average exercise prices of options                     $1.44
Weighted-average stock price                                    $1.44
Assumptions:
Weighted-average expected volatility                              49%
Weighted-average expected term                              4.4 years
Risk-free interest rate                                         3.29%
Expected dividend yield 0%                                         0%

The exercise prices of the options granted were determined based on the market price of the Company's stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company's common stock at the close of regular hours trading on the Pink OTC Markets on that date, as the price was reported by the National Association of Securities Dealers. The volatility and expected life for the options have been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company uses estimated annual forfeiture rates ranges from 13% to 40% based on classifications such as director grants and grants to different categories of employees. As a result, the Company applied an estimated annual forfeiture rate over the vesting period, based on adjusted historical experience, of 14.7% for the three and nine months ended September 30, 2008.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 5 - STOCK COMPENSATION PLANS (CONTINUED)

2007 SHARE INCENTIVE PLAN (CONTINUED)

The status of the options under the 2007 Plan is summarized below:

                                                                         WEIGHTED AVERAGE
                                                                           REMAINING
                                                               AVERAGE     CONTRACTUAL      AGGREGATE
                                                 SHARES         PRICE      TERM (YEARS)   INTRINSIC VALUE
                                              -----------    -----------    -----------    -----------
Outstanding at December 31, 2007                1,338,000     $  1.71
Granted                                            76,836     $  1.44
Forfeited                                         (75,670)    $  1.71                        $   --
                                              -----------
Outstanding at September 30, 2008               1,339,166     $  1.69          8.8           $   --
                                              ===========
Exercisable at September 30, 2008                 417,120     $  1.69          8.8
                                              ===========
Vested and expected to vest after
  September 30, 2008                              621,491     $  1.69          8.8           $   --
                                              ===========

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2008 was $0.60 and $0.63, respectively. As of September 30, 2008, a total of 660,834 common shares were available for future grants under the Company's 2007 Plan.

The share based compensation expense for the three months ended September 30, 2008 and 2007 was $44,000 and $52,000, respectively, and $138,000 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, share-based compensation expense totaling $32,000 and $100,000 was included in selling, general and administrative expenses, respectively, $7,000 and $21,000 was included in research and development expenses, respectively, and $5,000 and $17,000 was included in cost of sales, respectively. As of September 30, 2008, there was $340,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 1.6 years.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

During the year ended December 31, 2006, the Company entered into a legal dispute with its co-landlord, who is the former spouse of the chairman and significant shareholder of the Company, of its current facility regarding the Company's potential liability for capital repairs. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious. On July 22, 2008, the court appointed a referee to sell the property on which the Company's corporate headquarters are located. As required by the court, the parties met with the referee on August 1, 2008 to discuss whether the property can be sold by one party to the other. The parties were unable to agree on the sale of the property at that meeting. Because the sale of the property by one party to the other was not negotiated by August 15, 2008, the referee was ordered to engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. As of November 10, 2008, the sale of the property by one party to the other had not been negotiated and a real estate broker had not been engaged. Management believes that a real estate broker will be engaged to place the property on the market in the near future. The Company does not have a lease for its premises, except for a holdover month-to-month tenancy at this time. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of the Company's board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner.

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

As of the date of these condensed consolidated financial statements, management is unable to reasonably estimate a potential range of loss and, further, believes that the possibility of any payment is remote. The Company's insurance carrier has assumed the defense of this action.

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

SUBLEASE AGREEMENT

The Company entered into two sublease agreements with unaffiliated third parties during 2008. The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010 and the second agreement provides for monthly rent of approximately $11,000 and expires July 31, 2011. Rental income totaled approximately $92,000 and $197,000 for the three and nine month periods ended September 30, 2008, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


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

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company's 2007 Plan with exercise prices lower than the conversion price of the Series A Preferred Stock. In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company's common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of September 30, 2008, the shares of Series A Preferred Stock have not been subject to forced conversion. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company's articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. As of September 30, 2008, the Investor Warrants and the Placement Warrants remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 8 - EQUITY

REGISTRATION RIGHTS AGREEMENT

The Company is obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the Commission, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the Commission on or before October 6, 2007. As the Company was unable to meet this obligation in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, the Company is required to pay to each investor liquidated damages equal to 1% per month of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that the Company would be required to pay under this provision is $1,300,000. The Company anticipates that it will have sufficient cash available to pay these liquidated damages, if required. However, the Company will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act.

In December 2006, the FASB issued FSP EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies."

In accordance with FSP EITF Issue No. 00-19-2, on the date of the private offering the Company reviewed the terms of the registration rights agreements, and as of that date, management believed that the Company would meet all of the required deadlines under the agreement. However, as of September 30, 2008, management believes it is probable that penalties under the agreement will be incurred and believes the accrual of $290,000 of expense related to the Company's registration rights agreement is reasonable as calculated based on the terms of the agreement and the number of shares included in the latest registration statement filing. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon the Company by the SEC relating to Rule 415 under the Securities Act.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


NOTE 9 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. There was $0 tax expense for the three and nine months ended September 30, 2008 due to net operating losses. Tax expense for the three and nine month periods ended September 30, 2007 resulted primarily from foreign taxes paid. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $26,005,000 and $8,505,000, respectively, at September 30, 2008, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforward may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2013. Included in the balance at September 30, 2008, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at September 30, 2008, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three or nine month periods ended September 30, 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the industries within which we operate;

         o our business strategy for expanding, maintaining or contracting our presence in these markets;

         o anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2008 as compared to 2007 and 2006 and an overall net loss for the nine months ended September 30, 2008 and for 2007; and

         o our ability to distinguish ourselves from our current and future competitors.

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

         Our net revenues decreased by $1,340,000, or 35%, to $2,467,000 for the three months ended September 30, 2008 as compared to $3,807,000 for the three months ended September 30, 2007 and decreased by $8,743,000, or 53%, to $7,818,000 for the nine months ended September 30, 2008 as compared to $16,561,000 for the nine months ended September 30, 2007. We reported a net loss of $423,000 for the three months ended September 30, 2008 as compared to a net loss of $600,000 for the three months ended September 30, 2007 and a net loss of $1,956,000 for the nine months ended September 30, 2008 as compared to net income of $94,000 for the nine months ended September 30, 2007. The decline in our financial performance during the first three quarters of 2008 is a direct result of a slowdown in the semiconductor industry worldwide. As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions. The decline in revenues commenced during the third quarter of 2007 and we expect that it will continue through 2008 and into 2009. As a result, we expect to report lower revenues in 2008 as compared to 2007 and we expect to report a net loss for 2008. Our priority over the next several months is to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been further reduced to 70 full and part-time employees at September 30, 2008 (seven additional employees have been temporarily furloughed), down from approximately 100 employees during 2007. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

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

         o Service - Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years. Maintenance contracts are separate components of revenue and not bundled with our tools. If a customer does not have a maintenance contract, then the customer is billed for time and material and we recognize revenue after the service has been completed.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management believes that our current allowances for doubtful accounts are adequate to meet any foreseeable contingencies.

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

     THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                                              RESULTS AS A
                                                                                                               PERCENTAGE
                                                                            DOLLAR      PERCENTAGE        OF NET REVENUES FOR
                                                                            VARIANCE      VARIANCE                 THE
                                                 THREE MONTHS ENDED        ---------     ---------        THREE MONTHS ENDED
                                                    SEPTEMBER 30,          FAVORABLE     FAVORABLE            SEPTEMBER 30,
                                                 -------------------       ---------     ---------        -------------------
                                                   2008         2007      (UNFAVORABLE) (UNFAVORABLE)      2008         2007
                                                 --------      ------     ------------- -------------      ----         ----
                                                          (IN THOUSANDS)

Net revenues ................................     $ 2,467      $ 3,807      $(1,340)         (35%)         100%          100%
Cost of sales ...............................       1,430        2,473        1,043           42%           58%           65%
                                                  -------      -------      -------          ---           ---           ---
Gross profit ................................       1,037        1,334         (297)         (22%)          42%           35%
Selling, general and administrative expenses.         991        1,353          362           27%           40%           36%
Research and development expenses ...........         625          600          (25)          (4%)          25%           16%
                                                  -------      -------      -------          ---           ---           ---
Loss from operations ........................        (579)        (619)         (40)          (6%)         (23%)         (16)%
Total other income (expense) ................         156           27          129          478%            6%            1%
                                                  -------      -------      -------          ---           ---           ---
Loss from operations before income taxes ....        (423)        (592)         169           29%          (17%)         (16%)
Provision for income taxes ..................          --            8            8          100%           --            --
                                                  -------      -------      -------          ---           ---           ---
Net loss ....................................     $  (423)     $  (600)     $   177           30%          (17%)         (16)%
                                                  =======      =======      =======          ===           ===           ===

         NET REVENUES. The $1,340,000 decrease in net revenues is due in large part to a slowdown in the semiconductor and silicon wafer industry which commenced during the third quarter of 2007 and has continued into 2008. Sales of tool systems declined by $1,003,000 to $893,000, in the third quarter of 2008 compared to $1,896,000 for the same period in 2007. Revenue from parts and services declined by $337,000 to $1,574,000, in the third quarter of 2008, compared to $1,911,000 for the same period in 2007. Because of this slowdown, our customers are requiring additional time to make final purchase decisions.

         GROSS PROFIT. The $297,000 decrease in gross profit was primarily due to lower sales. The higher gross margin as a percentage of sales resulted primarily from shipping higher-margin products in the third quarter of 2008 compared to the same period in 2007. In addition, two one-week plant shut-downs lowered labor and overhead costs in the third quarter of 2008. We anticipate that our gross profit margin will remain at approximately 41% of net revenues for the remainder of 2008.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $362,000 decrease in selling, general and administrative expenses is a result of cost cutting measures, including two one-week plant shut-downs and lower head-count of employees, initiated during 2008.

         RESEARCH AND DEVELOPMENT EXPENSES. The $25,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years. We expect that research and development spending will continue to increase during the remainder of 2008.

         OTHER INCOME (EXPENSE). The $129,000 increase in other income was primarily due to an increase in rental income.

     NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                                       RESULTS AS A
                                                                                                       PERCENTAGE
                                                                    DOLLAR      PERCENTAGE        OF NET REVENUES FOR
                                                                    VARIANCE      VARIANCE                 THE
                                         NINE MONTHS ENDED         ---------     ---------          NINE MONTHS ENDED
                                            SEPTEMBER 30,          FAVORABLE     FAVORABLE            SEPTEMBER 30,
                                         ---------------------     ---------     ---------        -------------------
                                           2008          2007     (UNFAVORABLE) (UNFAVORABLE)      2008         2007
                                         --------      -------    ------------- -------------      ----         ----
                                                  (IN THOUSANDS)

Net revenues .......................     $  7,818      $ 16,561      $ (8,743)          (53%)      100%           100%
Cost of sales ......................        4,639         9,872         5,233            53%        59%            60%
Gross profit .......................        3,179         6,689        (3,510)          (52%)       41%            40%
Selling, general and administrative
  expenses .........................        3,202         4,727         1,525            32%        41%            29%
Research and development expenses ..        2,267         1,452          (815)          (56%)       29%             9%
(Loss) income from operations ......       (2,290)          510        (2,800)         (549%)      (29%)            3%
Total other income (expense) .......          334          (344)          678           197%         4%            (2%)
(Loss) income from operations before
  income taxes .....................       (1,956)          166        (2,122)       (1,278%)      (25%)            1%
Provision for income taxes .........           --            72            72           100%        --             --
Net (loss) income ..................     $ (1,956)     $     94      $ (2,050)       (2,181%)      (25%)            1%


         NET REVENUES. The $8,743,000 decrease in net revenues is due in large part to a slowdown in the semiconductor and silicon wafer industry which commenced during the third quarter of 2007 and has continued into 2008. Lower tool system sales accounted for $8,001,000 of the decrease in the year to date net revenues. Because of this slowdown, our customers are requiring additional time to make final purchase decisions.

         GROSS PROFIT. The $3,510,000 decrease in gross profit was primarily due to lower sales. Our gross margin is expected to remain at approximately 41% during 2008.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,525,000 decrease in selling, general and administrative expenses is due in large part to cost cutting measures initiated by management, especially the reduction in headcount.

         RESEARCH AND DEVELOPMENT EXPENSES. The $815,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years.

         OTHER INCOME (EXPENSE). The $678,000 increase in other income was primarily due to a decrease in interest expense as a result of paying of certain indebtedness, an increase in rental income as a result of sub-leasing office space to un-affiliated third parties in 2008, and an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2008, we had working capital of $6,275,000 as compared to $8,271,000 at December 31, 2007 as cash and other liquid assets were used to support operations. At September 30, 2008 and December 31, 2007 we had an accumulated deficit of $29,634,000 and $27,678,000, respectively, and cash and cash equivalents of $655,000 and $1,864,000, respectively, as well as investments in securities of $346,000 and $1,129,000, respectively.

         Our available capital resources at September 30, 2008 consisted primarily of approximately $655,000 in cash and cash equivalents and $346,000 of investments in securities. These amounts were primarily raised through the Series A Preferred Stock Financing (as defined below). We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. We have a $7.5 million credit facility with Silicon Valley Bank that expires on December 4, 2009. However, at September 30, 2008 we were in default of one of the financial covenants which could restrict our ability to borrow. We currently have no outstanding borrowings under the credit facility and management believes it will not be necessary to borrow in the foreseeable future. However, to the extent circumstances change and we desire to borrow funds under the facility, there is no assurance that Silicon Valley Bank will extend credit to us under the existing facility. In addition, recent adverse developments in the global credit markets may make bank financing from Silicon Valley Bank or any other lending institution more expensive and/or more difficult to obtain in the future.

         Cash used in operating activities for the nine months ended September 30, 2008 was $624,000 as compared to $527,000 of cash used by operating activities for the nine months ended September 30, 2007, and includes a net loss of $1,956,000, depreciation and amortization of $274,000 and stock-based compensation of $138,000. Material changes in asset and liabilities at September 30, 2008 as compared to December 31, 2007 that affected these results include:

         o        a decrease in accounts receivable before reserves of $846,000;

         o a decrease in inventory before reserves of $155,000 (inventory represented 51% of our total assets as of September 30, 2008); and

         o a net decrease in accrued expenses of $365,000 which includes commissions payable in connection with shipments made during the quarter ended September 30, 2008 and vacation and sick pay accruals.

         Cash provided by investing activities totaled $531,000 for the nine months ended September 30, 2008 as compared to $1,040,000 of cash used in investing activities for the nine months ended September 30, 2007. Included in the results for the nine months ended September 30, 2008 are the sale of $488,000 of investments in securities, $233,000 proceeds from the maturity of investment securities, $127,000 of purchased equipment and $63,000 representing the capitalized cost for intellectual property.

         Net cash used in financing activities totaled $1,116,000 for the nine months ended September 30, 2008 as compared to $3,375,000 in net cash provided by financing activities for the nine months ended September 30, 2007. The Series A Preferred Stock Financing generated funds from financing activities in 2007, and the dividend payment and issuance costs related to the Series A Preferred Stock resulted in the cash used in financing activities in 2008.

         On December 4, 2007, we entered into two Loan and Security Agreements with Silicon Valley Bank providing for a credit facility in the aggregate amount of $7.5 million, or SVB Credit Facility. The first component, or EXIM Facility, provides for a two-year $2.5 million revolving line of credit, secured by substantially all of our assets, that requires us to obtain a guarantee from the Export Import Bank of the United States of the credit extensions under the agreement before a credit extension will be made. The second component of the SVB Credit Facility, or Non-EXIM Facility, is a two-year, revolving line of credit secured by substantially all of our assets pursuant to which we can borrow up to $7.5 million dollars less the principal balance borrowed under the EXIM Facility. The guarantee from Export Import Bank of the United States must be in full force and effect throughout the term of the EXIM Facility and so long as any credit extensions under the EXIM Facility are outstanding. We will be in default under the EXIM Facility if the EXIM guaranty ceases to be in full force and effect as required by the Loan and Security Agreement applicable to the EXIM Facility. Events of default under either component of the SVB Credit Facility will constitute an event of default on the other SVB Credit Facility. At September 30, 2008, there was no outstanding balance on the SVB Credit Facility.

         The SVB Credit Facility is subject to various financial covenants, applicable to us and our subsidiary, R. H. Strasbaugh, on a consolidated basis, including the following: the ratio of certain assets to current liabilities (the "Quick Ratio"), measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0. At September 30, 2008, we were not in compliance with the Quick Ratio covenant and Silicon Valley Bank may, at its discretion, restrict our ability to borrow against the line. Accordingly, no assurances can be given that Silicon Valley Bank will extend any credit to us under the SVB Credit Facility at any time in the future.

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

         Interest on the SVB Credit Facility is payable monthly. The interest rate applicable to the SVB Credit Facility is a variable per annum rate equal to
0.75 percentage points above the prime rate as published by Silicon Valley Bank. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance under the SVB Credit Facility will increase by five percentage points above the per annum interest rate that would otherwise be applicable.

         Terms of the SVB Credit Facility include commitment fees of $56,250 on the Non-EXIM Facility and $37,500 on the EXIM Facility. Both the EXIM Facility and the Non-EXIM Facility are subject to an unused line fee of 0.25% per annum, payable monthly, on any unused portion of the respective revolving credit facility.

         On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued to 21 accredited investors an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000. We refer to this offering of securities in this report as the "Series A Preferred Stock Financing." The Investor Warrants became exercisable 180 days after May 24, 2007. We paid cash placement agent fees and expenses of approximately $1.1 million and issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $1,345,000 through September 30, 2008 and continue to be incurred in connection with various securities filings and the registration statement described below.

         We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007. Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of commons stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. However, we will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. As of September 30, 2008, management believes it is probable that penalties under the agreement will be incurred and has accrued $290,000 of expense related to our registration rights agreement calculated based on the terms of the agreement and the number of shares included in the registration statement. Management is unable to determine if any additional penalties may be incurred under the terms of the registration rights agreement due to the restrictions imposed upon us by the SEC relating to Rule 415 under the Securities Act. We anticipate that we will have sufficient cash available to pay these liquidated damages as required.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, and the remaining proceeds we have from our Series A Preferred Stock Financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the foreseeable future. Additionally, if required, we intend to renegotiate our existing credit facility with Silicon Valley Bank in an effort to obtain terms and conditions which will allow us to access funds under the facility. Although our preliminary discussions with representatives of Silicon Valley Bank indicate that they are willing to renegotiate the terms of our credit facility, there can be no assurances that we will be successful in these efforts. Also, if our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

         As of November 3, 2008, we had a backlog of approximately $4.1 million. Our backlog includes firm non-cancelable customer commitments for 9 tools and approximately $689,000 in parts and upgrades. Management believes that products totaling approximately $3.9 million in our backlog will be shipped by December 31, 2008.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In October 2008, the Financial Accounting Standards Board, or FASB, issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FASB Staff Position, or FSP, clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS No. 154, "Accounting Changes and Error Corrections," paragraph 19). The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Management is assessing the impact, if any, of the adoption of this statement on our financial condition, cash flows and results of operations.

         In June 2008, the FASB issued FSP, EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities." FSP EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings Per Share." Under the guidance of FSP EITF Issue No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF Issue No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are assessing the potential impact of this FSP on our earnings per share calculation.

         In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock." EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

         In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

Adjustable Conversion Ratios." This Issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150. Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 shall be effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. We are assessing the potential impact of this EITF on our financial condition and results of operations.

         In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. We do not expect any impact on our financial condition, cash flows or results of operations resulting from this statement.

         In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible ASSETS." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently assessing the impact, if any, of adopting this statement on our financial condition, cash flows and results of operations.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial position, cash flows or result of operations.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51," which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position, cash flows, or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was adopted by us on January 1, 2008. The adoption of SFAS No. 159 has not had a material impact on our financial position, cash flows, and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness discussed immediately below.

         In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

         In connection with its audits of our financial statements for the years ended December 31, 2007 and 2006, Windes & McClaughry, our independent registered public accounting firm, advised management of the following matter that Windes & McClaughry considered to be a material weakness in the area of accounting and financial reporting: the current organization of our accounting department does not provide management with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Windes & McClaughry stated that this matter is evidenced by the following issues: (i) a number of material adjusting entries were proposed by Windes & McClaughry and recorded by us for the years ended December 31, 2007 and 2006,
(ii) our closing procedures for the years ended December 31, 2007 and 2006 were not adequate and resulted in significant accounting adjustments for both years, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Windes & McClaughry to our financial statements and related disclosures for the years ended December 31, 2007 and 2006. As additional evidence of this material weakness, we restated our 2006 financial statements and restated our financial statements for the three months ended September 30, 2007.

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

     REMEDIATION OF INTERNAL CONTROL DEFICIENCIES AND EXPENDITURES

         We are in the process of remediating the material weakness identified above in order to help prevent and detect further errors in the financial statement closing and reporting process. We are doing this by providing additional training of our present staff, evaluating on an on-going basis the effectiveness of that training and engaging the appropriate third party experts in compliance, presentation and internal control evaluation. Additionally, we are evaluating those areas which we may determine it necessary to hire in-house personnel with appropriate experience and skills sets. We are also in the process of installing additional software and IT capabilities which management believes will improve reporting, audit trails and timeliness of those reports.

Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above.

         Management believes that providing additional training of our present staff, hiring in-house personnel and engaging the appropriate third party experts to assist us in satisfying our financial reporting obligations will cost approximately $75,000 to $125,000 annually

         Through the steps described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2008. Because the remedial actions require providing additional training to our present staff, evaluating on an on-going basis the effectiveness of that training, and engaging the appropriate third party experts in compliance, presentation and internal control evaluation, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

         On December 1, 2006, a complaint on joinder for declaratory relief was filed by April Paletsas requesting that we be joined to a matter in the San Luis Obispo Superior Court involving Alan Strasbaugh and his former wife, April Paletsas. The Court issued an order allowing our subsidiary, R. H. Strasbaugh to be joined, and management intends to vigorously defend this lawsuit. Ms. Palatses is requesting a declaration by the Court that R. H. Strasbaugh is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering our corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The case against R. H. Strasbaugh was stayed by the Court, pending resolution of ownership issues between the co-landlords. On July 22, 2008, the Court appointed a referee to sell the property. As required by the court, the parties met with the referee on August 1, 2008 to discuss whether the property can be sold by one party to the other. The parties were unable to agree on the sale of the property at that meeting. Because the sale of the property by one party to the other was not negotiated by August 15, 2008, the referee was ordered to engage a real estate broker by no later than September 15, 2008 for the purpose of selling the property. As of November 10, 2008, the sale of the property by one party to the other had not been negotiated and a real estate broker had not been engaged. Management believes that a real estate broker will be engaged to place the property on the market in the near future. We do not have a lease for our premises, except for a holdover month-to-month tenancy at this time. Although, management believes that one of the current landlords will ultimately buy out the other, management and a committee consisting of disinterested members of our board of directors is exploring opportunities to secure a long term lease with the current owners of the property that will carry-over to any potential new owner. With respect to the claims asserted against R. H. Strasbaugh, we are currently unable to evaluate the likelihood of an unfavorable result or the range of potential loss. However, we plan to vigorously defend this action and we believe that all of our defenses are meritorious.

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

                                             STRASBAUGH


Dated:  November 13, 2008                     By:  /s/ Richard Nance
                                                   -----------------------------
                                                       Richard Nance,
                                                       Chief Financial Officer
                                                       (principal financial and
                                                        accounting officer)

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