Form 10-K
period 2008-12-31
Strasbaugh
filed 2009-04-15
CIK 919583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ________

Commission file number: 000-23576

STRASBAUGH
(Exact name of registrant as specified in its charter)

California	77-0057484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Buckley Road San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 541-6424

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing sale price of such stock, was approximately $1,644,878 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The registrant had 14,201,587 shares of common stock, no par value, outstanding as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

ii

PART I

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Our business and technologies have grown with this changing market.  Our equipment is configurable, and incorporates proprietary technology that we believe results in higher yields for our manufacturing customers.  Our newest product, nTrepid™, is a next generation 300mm wafer polisher and CMP system.   Other new products include the nOvation®, a 300mm hybrid grinding tool; nVision™, an endpoint detection system for CMP wafer processes; and CMP Enhancement™, an upgrade for older CMP systems.

We utilize our extensive patent portfolio and core technology platform in designing and manufacturing each of our products for multiple market applications, thereby expanding the market available for each product.  Our customers include some of the most well-established market participants such as LG Electronics, Cree, Inc. and Western Digital Corporation.  We have developed our client base through a direct sales force in the United States and Japan, and an international network of sales representatives and distributors in Europe, China, Taiwan, South Korea, Israel and the Philippines.

Company History

We are a California corporation incorporated on December 28, 1984 as AHJP Corporation.  On January 8, 1985 we changed our name to Celeritek, Inc. and on July 22, 2005, in connection with the approval of a plan of dissolution described below, we changed our name to CTK Windup Corporation.  On May 24, 2007, in connection with the Share Exchange Transaction described below, we changed our name to Strasbaugh.  Our wholly-owned operating subsidiary, R. H. Strasbaugh, is a California corporation that commenced operations in 1948 as a sole proprietorship prior to its incorporation in 1964.  Our principal executive offices are located in San Luis Obispo, California and our main telephone number is (805) 541-6424.

On March 10, 2005, our prior board of directors approved a Plan of Dissolution and approved the solicitation of shareholder approval of the Plan.  Our shareholders approved the Plan of Dissolution on June 3, 2005.  As a result of approval of the Plan of Dissolution and commencement of the wind up of our company, (i) we completed the sale of substantially all of our assets to Mimix Broadband, Inc., (ii) we voluntarily delisted our common stock from NASDAQ effective July 11, 2005, (iii) our common stock began trading on the Pink Sheets® on July 11, 2005, and (iv) our transfer agent closed the transfer books for our common stock on July 11, 2005.  Because of our inability to liquidate our investment in NewGen Telcom Co., Ltd., our prior board of directors decided to postpone our Plan of Dissolution.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock.”

During the fourth quarter of 2006, representatives of R. H. Strasbaugh proposed the Share Exchange Transaction to our prior board of directors and on December 5, 2006 the parties entered into a letter of intent regarding the Share Exchange Transaction.  On January 17, 2007, our prior board of directors preliminarily authorized the Share Exchange Transaction and authorized our officers to solicit a shareholder vote in favor of the Share Exchange Transaction.  We prepared and distributed to all shareholders a proxy statement seeking proxies in connection with the special shareholder meeting. Our shareholders approved the Share Exchange Transaction, thereby revoking our Plan of Dissolution.  Thereafter, our prior board of directors approved and ratified the Share Exchange Transaction.  After receiving both board and shareholder approval of the Share Exchange Transaction, we formally revoked the Plan of Dissolution pursuant to Section 1904(a) of the California Corporations Code and consummated the Share Exchange Transaction.  See “Risk Factors—Risks Relating to Ownership of our Common Stock.”

On May 24, 2007, we completed the Share Exchange Transaction.  Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh.  The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the acquirer for accounting purposes.  Immediately prior to the consummation of the Share Exchange Transaction, we amended and restated our articles of incorporation to effect a 1-for-31 reverse split of our common stock, to change our name from CTK Windup Corporation to Strasbaugh, to increase our authorized common stock from 50,000,000 shares to 100,000,000 shares, to increase our authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares were designated Series A Cumulative Redeemable Convertible Preferred Stock) and to eliminate our Series A Participating Preferred Stock.

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

Several technological trends currently characterize the semiconductor industry, including the increasing density of the integrated circuit, transition from aluminum wiring to copper wiring as the primary conductive material in semiconductor devices, transition from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k,” and the move to larger 300mm wafer sizes due to the potential manufacturing cost advantages of these larger wafers.

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

A company’s ability to compete in this industry primarily depends on its ability to market its technology, continually improve its products, processes and services, and maintain its ability to develop new products that meet constantly evolving customer requirements.  The significant indicators of potential success in this industry include a product’s technical capability, productivity and cost-effectiveness, and the level of technical service and support that accompanies the product.

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

We believe that another growth driver for the CMP market is the emergence of the People’s Republic of China as a major manufacturer and consumer of semiconductors.  We believe that the People’s Republic of China currently consumes approximately 20% of the world’s semiconductor production and that this consumption will rise to more than 50% by 2015.

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

Failure Analysis

Failure analysis is a process that is integral to the success and profitability of any semiconductor manufacturing company.  The number of “good” computer chips produced from a single wafer can be anywhere from 50% to over 90% of the total number of chips produced.  Failure analysis equipment helps to determine what causes this yield loss, and is utilized to quickly find a solution.  The two main processes in failure analysis for which we provide products are “de-construction” and “wafer thinning.”  The de-construction process utilizes a polishing process to remove the various conducting and insulating layers on the front side of a wafer to expose underlying faults.  The second process, which we call “whole wafer super-thinning,” utilizes both polishing and grinding processes to thin wafers from the base side.  The super-thinned and nearly transparent wafer is then mounted to a glass substrate for support.  Selected circuits can be powered up from the front side of the wafer and their thermal (infrared) profile inspected by viewing through the back side of the wafer.

Backgrinding

Backgrinding is the conventional method for reducing wafers from their original thickness at the end of chip fabrication to a diminished thickness suitable for final packaging of die after dicing.  Packaging is the final step of chip fabrication, during which the semiconductor devise is fully assembled.  Dicing is a process of reducing a wafer containing multiple identical integrated circuits into dice, with each die containing only one of those circuits.  These dice are the component parts of semiconductors.  Backgrinding is important not only because it ultimately allows for thinner chips, but also because it improves a chip’s ability to dissipate heat by shortening the heat transfer path, thereby allowing the semiconductor devices to operate at high power levels.   We believe that the needs of chip fabricators for backgrinding equipment will increase in the near future due to the move within the industry toward thinner chips, as well as the fact that backgrinding is now finding a new application in the manufacturing of 3-D stacked chips.  These 3-D stacked chips increase the density and performance of semiconductor devices by extending the area available for chip structure to more than one level of silicon.  These new chips will require the development of advanced wafer grinding and polishing tools, which we are currently working to develop.

Silicon Wafer and Silicon Wafer Equipment Industry

Silicon wafers are the prime building blocks for almost all semiconductor integrated circuits.  The quality of an integrated circuit is highly dependent upon the quality of the silicon prime wafer it is built on.  All silicon wafers must meet stringent specifications, including purity grade, high dimensional accuracy and good surface integrity.  Manufacturing wafers to conform to these high standards requires sophisticated equipment that is constantly evolving and being replaced to meet the demands of the next generation of wafers.

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

The silicon wafer equipment market is growing to keep pace with the increasing number of chips required by the world’s markets.  We believe that growth is being driven by the transition to 300mm wafers and the new manufacturing methodologies needed to produce silicon wafers suitable for ever-shrinking chip geometries.  An additional growth driver for the silicon wafer equipment industry is the emergence of the People’s Republic of China as the most cost effective location for silicon wafer fabrication facilities. While some pre-existing equipment will be re-used as silicon wafer fabrication facilities are moved from Japan, Taiwan, the United States and Germany to the People’s Republic of China, the move will also create an opportunity for market participants to re-equip facilities in those countries with new, state-of-the-art equipment.

Silicon Wafer Niche Markets

In addition to the overall silicon wafer industry, we also serve several niche markets and applications, including silicon-on-insulator (“SOI”), within this broad industry.  SOI wafers are used to produce the most sophisticated logic-integrated circuits, including microprocessors, high power devices and micro-electromechanical systems, or MEMS, components for sensors and actuators. SOI wafers are manufactured by bonding together two silicon wafers separated by an insulating layer, usually silicon dioxide.  They are difficult to produce and require more processing steps than typical silicon wafers.

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

Within the data storage market, the growing demand for disc drives is focused on two areas:

●
Consumer Electronics.  Increasingly, high-performance computing and communications functions and disc drives are being incorporated into consumer electronics devices.  For example, many of today’s digital video recorders, digital music players, video game consoles and advanced television set-top boxes now incorporate high performance computing functions and disk drives. In addition, faster connections to the Internet and increased broadband capacity have led to consumers downloading greater amounts of data than ever before, expanding the market for disc drives for use in new consumer and entertainment appliances. The adoption and rapid growth of the use of disc drives in these applications will be facilitated by the development of low-cost disc drives that meet the pricing requirements of the consumer electronics market.

●
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

New applications for hard disk storage technology, as well as market growth in the People’s Republic of China and other Asian markets, are factors that have contributed to a strong growth spurt in this industry.  These new applications require more sophisticated manufacturing processes and methods than previously existed.  As a consequence of this growth and demand for more sophisticated products, older manufacturing methods are being phased out in favor of more efficient and advanced technologies such as CMP.  CMP polishing steps used in manufacturing of semiconductors are now used almost universally for the production of the read-write heads used in these drives.  Our products are used to perform these CMP polishing steps.

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

Precision Optics Industry

We believe that the demand for optical-based components is growing rapidly.  These components are utilized in a wide variety of products, including DVD players, digital cameras, and night vision equipment.  In addition, optical devices are currently being used in many applications in the telecommunications industry.  We make a wide variety of tools which grind and polish materials such as glass, crystals, ceramics, compound semiconductor materials, metals, and plastics to make lenses, prisms, displays, mirrors and other products.  Although it is difficult to quantify total market size, optics has become, and will continue to serve as, a source of stable and substantial revenue and growth for us.  Growth drivers for the optics industry include the increased demand for consumer electronics, the need for more sophisticated tools, the introduction of semiconductor manufacturing technology to the field of optics, and opportunities in the People’s Republic of China.

Our Competitive Strengths

We believe the following strengths serve as a foundation for our strategy:

●
Quality, Excellence and Reliability.  Over the years, we have manufactured what we believe to be high quality products that are robust, reliable and long-lasting.  For example, nTegrity™, our first generation CMP tool developed in 1991, is still being sold today and maintains a large installed base.

●
Highly Configurable and Flexible Tools.  We focus on developing tools that are flexible for our customers, rather than wafer size specific tools.  All of our tools are capable of processing multiple wafer sizes, in multiple configurations.  For example, our new nTrepid™ CMP tool is unique in the semiconductor industry in its ability to convert from 200mm to 300mm wafer processing capability in a matter of hours.  This flexibility and configurability has enabled us to serve a wider variety of markets and product applications with just a single tool.

●
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

●
Innovative Technology Applications and Product Options.  With a focus on building cutting edge tools, we have developed a host of advanced technologies that have allowed us to differentiate our products from those of our competitors.  These technologies include the SmartPad® optical endpoint detection system for CMP, the nOvation® sub-aperture grinder/polisher, and variable input pneumatic retaining ring (ViPRR™) and membrane wafer carrier technologies.  All of these technologies are protected by multiple patents, pending patents and trade secrets.

●
Next Generation Tools. We have developed next generation tools for over 50 years.  By utilizing our proprietary technology and working closely with customers, we have developed several new next generation tools that are just now being introduced into the market.  The nTrepid™, our next generation 300mm automatic CMP tool and wafer polisher, incorporates a host of new technologies and features a highly configurable and efficient design.  We believe that nTrepid™ is a cost effective product given its low cost of ownership and a high throughput for its small footprint.  Our other next-generation tools include nOvation®, nVision™, CMP Enhancement™, and a prototype 300mm wafer grinder, which has been used for advanced product development by one of the world’s foremost chip manufacturers.

Our Strategy

The primary elements of our business strategy include:

Increase our current market presence and selectively pursue new opportunities in mainstream markets.  We intend to use our newly-developed products to increase our current market share and selectively pursue new opportunities in the mainstream semiconductor CMP and silicon wafer markets.  These products include nTrepid™, our advanced next-generation 300mm wafer polisher, and nVision™, our newly-developed endpoint detection system.

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

Expand our presence in the People’s Republic of China.  We intend to expand our marketing and sales efforts in the People’s Republic of China.  Our strategy to expand our presence in the People’s Republic of China is comprised of two main elements.  First, we intend to leverage our low price advantage to become the equipment supplier of choice for Chinese companies that acquire outdated chip production lines from the West, where low capital equipment cost is a key to profitability.  This strategy utilizes our existing product lines and sales representatives.  Second, we intend to leverage our technical capabilities, our new nTrepid™ CMP tool and our patent position to partner with a People’s Republic of China-based semiconductor and silicon wafer manufacturer to assist them in their pursuit of more mainstream semiconductor CMP and silicon wafer fabrication applications in the People’s Republic of China and throughout the world using our technology and products. Although both elements of our expansion strategy are in the initial stages, they are beginning to show some success.  For example, our equipment is currently used by several Chinese companies that have taken over outdated chip production lines formerly manufactured in the West.  In addition, on December 1, 2006, we entered into a non-binding Memorandum of Understanding with the 45th Research Institute, an agency funded by the government of the People’s Republic of China, to enter into a joint venture to research, develop, design, manufacture, sell and service within the People’s Republic of China advanced next-generation CMP products.  The Memorandum of Understanding was amended and restated on December 1, 2006 and expired in February 2008.  However, we and the 45th Research Institute continue to negotiate the terms of a joint venture agreement along the lines of the original Memorandum of Understanding.  In addition, in March 2008, we entered into a sales representative agreement with the 45th Research Institute which allows the 45th Research Institute to sell our existing product line on a non-exclusive basis in the People’s Republic of China. Although we continue to have discussions with the 45th Research Institute with respect to a joint venture agreement, no assurance can be given that we will be successful in entering into such agreement upon any terms, including the terms set forth in the original Memorandum of Understanding.

Continue to develop next generation products.  We believe that our future success is dependent on our ability to continue to develop next generation products and technologies.  For example, we are in the process of designing a new optical end-point detection system for CMP products that will allow this key enabling technology to be implemented for the first time on the large installed base of our competitors’ CMP tools. Another example of our forward thinking is the patents and prototypes we have for an advanced wafer grinding tool.

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

nTrepid™

Our newest product offering, nTrepid™, is a next generation 300mm wafer polisher. nTrepid™ is designed to meet the needs of customers in several market segments, including semiconductor CMP and silicon wafer fabrication, data storage, and SOI.  We believe this system has a much larger market potential than nTegrity™, our previous generation product.

nTrepid™ is a highly configurable polishing system that combines a proven rotary polishing platform and advanced carrier technology in a low-cost, compact footprint.  We believe that it is a highly reliable system with the potential to provide customers with higher yields.  nTrepid™ takes elements from our nHance® 300mm research and development CMP system and earlier 300mm production technologies.  It is the culmination of CMP technologies developed at Strasbaugh over the past 15 years.  The tool is available in several configurations to best suit the needs of semiconductor and silicon wafer fabrication.  In addition, nTrepid™ supports a range of wafer sizes up to 300mm and easily converts from 200mm to 300mm in four hours.  It supports serial or parallel processing for one, two or three table polishing processes.  nTrepid™ also utilizes our ViPRR™ carrier technology, which will keep this tool competitive through the 90nm and 65nm technology nodes to 45nm and beyond.

After a successful beta introduction, the first production version of nTrepid™ was shipped during the first quarter of 2007.  We also plan to demonstrate a number of nTrepid™ tools for strategic customers throughout the world.

nOvation®

We believe that nOvation® is the only system capable of performing the whole wafer super-thinning process, a new means of thinning and polishing the backside silicon of a semiconductor wafer.   Instead of isolating and preparing an individual die, nOvation® prepares the entire surface of the wafer at once, which reduces sample preparation time from weeks to days.  After successful beta testing at two locations, the world’s largest semiconductor company recently adopted nOvation® as its preferred wafer polisher for this application.

nVision™

nVision™ is a newly developed endpoint detection system designed to control semiconductor and SOI CMP wafer processes for the newest generation integrated circuits. nVision™ combines multiple endpoint capabilities, optical signal, spindle motor current, table motor current and pad temperature, into one system.  Using our proprietary SmartPad® technology, we believe nVision™ is a key technological breakthrough for endpoint detection systems with the potential for use on most major brand CMP tools. Our first order for the production version nVision™ system was shipped in the first quarter of 2007.  We have not made any sales of this product since 2004.

CMP Enhancement™

CMP Enhancement™ uses our ViPRR™ wafer carrier technology that has applications on the approximately 1,000-tool installed base of Integrated Process Equipment Corporation, or IPEC, and Speedfam CMP tools.  Wafer carriers are a key enabling technology in CMP machines and account for a large portion of what differentiates one CMP tool from another.  We believe that CMP Enhancement™ significantly improves process performance, increases yields through reduced edge exclusion and greater uniformity control, and extends the useful life of a customer’s tools. CMP Enhancement™ offers the additional benefit of demonstrating our advanced CMP technology, positioning our new nTrepid™ system as a possible successor to these older tools. After extensive evaluation by a customer, we received our first large multi-quantity IPEC version CMP Enhancement™ order in 2005. We introduced and received our first Speedfam version order in early 2006.

nTegrity™

With over 300 tools in use by high-production semiconductor fabrication facilities throughout the world, our nTegrity™ 200mm CMP system has a proven record of adaptability and reliability.  We believe that nTegrity™ is the leading choice for the demanding data storage industry and for emerging applications such as SOI, LED and MEMS. For applications not requiring an integrated cleaner, we believe that nTegrity™ provides the highest throughput per dollar of capital cost and the highest throughput per square foot of clean room space of any CMP tool currently available.  nTegrity™ was introduced in 1991.

nFinity®

nFinity® is a high yield, 200mm wax mount silicon wafer polisher.  With over 180 tools installed worldwide, nFinity® continues to be one of our top sellers due to its ability to produce superior wafer flatness, low cost of ownership, consistent wafer-to-wafer process performance and reliability.  This product was introduced in 1997.

nGenuity™

nGenuity™ is a wafer grinder used for the precision grinding of smaller substrates used in most emerging wafer-based applications, including semiconductor, photonics, compound semiconductor, MEMS, optics, and other applications.  With advanced technical features, such as cassette to cassette wafer handling, force adaptive grinding, closed loop thickness control, and automatic spindle height setup, nGenuity™ delivers advanced process control to emerging industries at what we believe to be highly competitive prices.  This product was introduced in 1987.

nTellect®

nTellect® is a high volume production wafer grinding tool combining process precision with a robust design. Introduced in 1994, nTellect® is used for demanding applications, such as SOI and the grinding of hard substrates that cannot be efficiently processed by other designs. Among the hard materials this tool can process is silicon carbide, the emerging substrate for production of the latest generation of LEDs. nTellect® is also used for grinding extremely brittle compound semiconductor materials used in the photonics market.

nSpire™

nSpire™ is an economical CMP tool for 75mm to 200mm research and development, failure analysis, and low volume production. Introduced in 1995, this tool is used in universities, research institutes, and early development technology companies.  nSpire™ provides wafer carrier technology and process control in laboratory size packages.  We believe that nSpire™ sales will increase as more photonic, telecom, MEMS and other advanced products move to wafer-based production.

nHance®

We believe that nHance® is one of the most sophisticated 300mm-capable research and development and low volume production CMP system in the world. Unlike some of its competitors, this tool is capable of matching or exceeding the process precision of full 300mm production CMP tools costing $4 million or more. nHance® is used by consumables manufacturers developing the slurries and pads used in today’s most advanced silicon wafer facilities. It is also being used for sample preparation for failure analysis.  This product was introduced in 2000.

nCompass®

nCompass® is a robust wafer edge profiling tool that has established a position in the rapidly growing application of SOI and other types of bonded wafer production. It is a simple wafer processing platform, with high throughput and a flexible control system, which can be readily adapted to new applications. nCompass® recently beat all competitors for a high precision edge profiling application on a new generation of glass-based bonded wafers. nCompass® was introduced in 1986 and completely updated in 2002.  We have not made any sales of this product since 2006.

Optics Products

We offer a full line of optical polishing (nFocus™), ring lapping (nGauge™), continuous pitch polishing (nSpec™) and curve generator (nLighten™) tools.  We have sold over 12,000 optical tools and we believe that we have the world’s most comprehensive product line.  We also believe that our optical tools provide more sophisticated and full-featured controls, precise and reliable performance and long tool life than those of our competitors.

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

With a large installed base of tools, we also enjoy a sizable parts and consumables business.  Service, parts and consumables accounted for approximately $6.5 million and $7.8 million in revenues for 2008 and 2007, respectively, or 68% and 40% of net revenues, respectively.  Parts include valves, pulleys, belts, motors, joints, carriers and any of the thousands of parts used in our tools.  Parts are purchased in three different ways: spare parts kits that include the most commonly needed parts for each machine; single parts as needed; and by consignment at customer facilities.  Consumables include wafer retaining rings, wafer films, shims, conditioning discs and other parts of the system that typically wear out in conjunction with wafer processing.  Consumables sales are made on a recurring basis and are generally more predictable than spare parts sales.

Customers

We maintain long-standing relationships with our core customers.  Our main customers include leading semiconductor device manufacturers, silicon wafer manufacturers, data storage companies, and a multitude of smaller customers in multiple niche markets.  With over 850 distinct customers in the last five years and over 700 tools installed, we have a large, active and diverse customer base.  Our top five customers accounted for 43% and 50% of net revenues during 2008 and 2007, respectively. Two customers each accounted for more than 10% of net revenues during 2008 and 2007. Our customers purchase our products by issuing purchase orders from time to time.  We do not have long-term purchase orders or commitments with our customers.  As a result, our customers may terminate their relationship with us at any time.

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

In the silicon wafer industry, we sell to silicon wafer manufacturers that perform the front-end polishing of the wafer before selling it to device manufactures.  In this industry, our largest customers include LG International and MEMC Electronic Materials, Inc.  In the LED industry, we sell to the market leaders of high-end devices, including Cree, Inc.  In the data storage industry, some of our customers, Seagate, Hitachi and Headway, are market leaders in manufacturing disk drives and memory applications.  In the optics industry, we have been manufacturing and selling machines to thousands of customers since 1948.  Optics tools are sold to a wide variety of customers and industries, including aerospace, defense, optical labs, research institutions and medical applications.  Additionally, our two distributors, Euris (Europe) and Yokogawa (Japan), are also significant customers.

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

We utilize a direct sales force for sales in the United States and Japan who are employees of Strasbaugh and who are paid a base salary plus commission.  In the United States, our sales professionals sell equipment by geographic region – Eastern, Northern, Southern and Western United States.  Another sales professional focuses exclusively on optics worldwide.  With an average of eight years’ tenure at Strasbaugh, our four sales professionals are extremely knowledgeable about our products and the markets in which we sell.  Our Vice President of Worldwide Sales and Marketing is responsible for managing our direct sales professionals and international network of representatives and distributors.

Outside of the United States and Japan, we rely on a highly technical and sophisticated network of sales representatives and distributors.  Sales in Europe are handled by a distributor that has worked with us for ten years.  Sales in China, Taiwan, South Korea and the rest of Asia are handled by representatives who have also worked with us for many years.  Both distributors and sales representatives offer our full line of products.  Distributors purchase products directly from us at our domestic retail price and then mark up their prices for sales in Europe.  Our sales representatives are paid a commission of 12% – 15% of the total amount of sales made by each such sales representative. Neither our distributors, sales representatives nor the ultimate end users of our products have return or exchange rights with respect to our products.  Also, we do not offer any further sales incentives such as advertising or exclusivity charges or a right of return.  Our distributors and sales representatives may enter into maintenance contracts with their customers and the particular distributor or sales representative will pay us directly for time and material should our employees be used to provide maintenance services.

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

Semiconductor CMP

Applied Materials and Ebara are the market leaders in mainstream semiconductor CMP products.  The remaining market is divided among several smaller companies.  We have traditionally focused on CMP niche and specialty applications in which Applied Materials does not concentrate or materially participate.  However, the launch of nTrepid™ provides us with the opportunity to compete on a technical basis in the significantly larger mainstream semiconductor CMP market.  In this market, we plan to focus on non-copper CMP applications where Ebara has a leading market share and avoid competing directly with Applied Materials, which focuses on copper applications.

Semiconductor Niche Market and Applications

Within our small niche markets and applications, we face competition from a variety of companies.  In failure analysis, we face competition from other manufacturers of semi-automated CMP tools, including Logitech and MAT, Inc.  Logitech and MAT, Inc. tools are designed to compete against nSpire™ and nHance®, which are CMP tools adapted to this application.  In response to our competition, we developed a next generation tool specifically for failure analysis, nOvation®.  Currently, we are not aware of any competition for nOvation®.

Our main competition in backgrinding is Disco Corporation, which we believe has the largest market share, followed by two other Japanese companies, Okamoto and Accretech.  Although, we have sold both nTellect® and nGenuity™ grinders for this application, we avoid these older mainstream applications and focus our efforts on growth markets where we can have a leading position or a differentiated technology.

Silicon Wafer Fabrication and Niche Markets

In silicon wafer fabrication and niche markets, our primary competition is from Lapmaster and Peter Wolters (now owned by Novellus). We believe that our nTrepid™ polisher is a generation ahead of the tools offered by these competitors.

SOI/MEMS

We have been successful in marketing our nTegrity™ product to smaller customers in the SOI market, but have not been able to gain wide acceptance with the larger companies that require newer technologies unavailable on nTegrity™, such as integrated cleaning, 300mm-capable wafer grinding and optical endpoint detection.  The first installation of our new nVision™ optical endpoint tool was to a major SOI producer and the launch of nTrepid™ will provide the other technical innovations required to compete in this market.

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

Manufacturing

Our headquarters are located approximately 185 miles south of San Jose in San Luis Obispo, California. We lease a 135,000 square foot building partially owned by Alan Strasbaugh, our Chairman of the Board and major shareholder.  The facility is comprised of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of clean rooms (60% Class 100, 40% Class 10).  All of our manufacturing is completed at these facilities with full ability for design, fabrication, assembly and distribution requiring a minimal amount of outsourcing.  We estimate that current manufacturing capacity provides us with the ability to substantially increase sales with only the addition of personnel and relatively little capital equipment expenditures.  We estimate that the facilities, machinery and equipment will support annual net revenues of approximately $100 million.   As a result of excess capacity, we are currently subleasing approximately 40,000 square feet of the facility on a short term basis.

Product Development

Product development is spearheaded by our senior management and our intellectual property committee, which evaluates the development of new products and new market applications for existing products.  For example, the nSpire™ and nHance® were first introduced into the market as high performance CMP tools for research and development applications. To widen the application of these tools, we developed a new process called “whole wafer deconstruct” and launched these tools into the failure analysis market reusing existing technology for a completely new application.

Between 2002 and 2005, we increased our research and development budget to continue the development of leading next generation tools and technologies. We spent over $10 million in product development and research and development during this period.  The result was the development of three new major tools (nTrepid™, nOvation®, and nVision™) and one system upgrade (CMP Enhancement™).  We believe that these products will be fully accepted into the market.  These products are now beginning to generate revenue, and we believe that they will comprise a significant portion of our future revenue.

In addition, our engineering team is currently developing the 7AG, a new modular 300mm-capable wafer grinder that has the capability to bring grinding into front-end-of-line semiconductor manufacturing for the first time. The prototype of this tool has been used for several months by the world’s foremost chip manufacturer to demonstrate a new chip manufacturing methodology that has the potential to expand the market for wafer grinding tools. The 7AG was also designed to be highly competitive for next generation industry requirements in other industries, such as silicon wafer, solar cell, LED and advanced chip packaging.

Intellectual Property

We believe that we have a broad intellectual property portfolio.  We primarily own intellectual property protecting the design features or operating methods for tools manufactured by us for polishing or grinding semiconductor and silicon wafers.  Our portfolio consists of 147 trade secrets and processes, 84 issued patents, 12 licensed patents, and 50 patents pending.  Our ten most important patents were issued between June 1995 and July 2007.  The duration of these patents runs until between June 2012 and August 2024.  The patents in our entire portfolio expire between June 2012 and August 2024.  With customers worldwide, we have received international patents covering Japan, China, Taiwan, Europe, Korea and Singapore.

In 2000, as part of a capital infusion by Lam Research Corporation, or Lam, into R. H. Strasbaugh, we sold certain intellectual property to Lam, or Lam Intellectual Property, for $4 million and concurrently entered into a License Agreement with Lam.  Pursuant to the terms of the License Agreement, for the duration of the License Agreement, which is perpetual unless terminated as described below, Lam granted us a non-exclusive, royalty-free worldwide license to use, upgrade, or modify the Lam Intellectual Property in industries that develop, design, make, use, sell, repair or service semiconductor processing equipment used in the fabrication of integrated circuits.  These industries are collectively referred to in this Report as the Semiconductor Processing Equipment Industry.  Additionally, pursuant to the License Agreement, Lam granted to us an irrevocable, perpetual, exclusive, royalty-free worldwide license to use the Lam Intellectual Property in any industry except the Semiconductor Processing Equipment Industry.  The License Agreement may be terminated upon either party breaching a material provision of the License Agreement, ceasing to do business, ceasing to carry on as a going concern or becoming insolvent.  The licensed intellectual property originally consisted of 6 issued patents, 9 patent applications and 19 internal disclosures related to CMP.  At this time, 12 patents have been issued and licensed back to us.

Trademarks

Our trademarks are filed and/or registered for a series of product names, all beginning with the letter “n.”  We currently have six registered trademarks, five trademarks and one trademark with a filed application for registration.

Employees

As of February 9, 2009, we employed 73 full and part-time employees.  None of our employees are represented by labor unions, and there have not been any unplanned work stoppages at our facilities.  We generally consider our relationships with our employees to be satisfactory.

Internet Website

Our Internet website is www.strasbaugh.com.  The content of our Internet website does not constitute a part of this Report.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In addition to the other information in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q and 8-K, you should carefully consider the following risk factors before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

The industries within which we compete are cyclical and may experience periodic downturns that may reduce customer demand for our products which, in turn, may have an adverse impact on our results of operations, cash flows and financial condition.

We operate and compete within the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, LED and precision optics industries.  These industries are cyclical and have historically experienced periodic downturns, which have often resulted in a decrease in demand for capital equipment.  Commencing in the third quarter of 2007, we have seen a marked downturn in many of the industries within which we operate and compete.  This current downturn has resulted in a reduction in demand for our products which, in turn, has had an adverse impact on our results of operations for 2008.  A prolonged continuation of the current downturn in these industries or any future downturn may have an adverse impact on our future results of operations, cash flows and financial condition.

We have incurred losses in the past and we may incur losses in the future.  If we incur losses in the future, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We incurred net losses of $4.5 million and $777,000 for the years ended December 31, 2008 and 2007, respectively, and we recorded net income of $1.2 million for the year ended December 31, 2006.  We also incurred net losses in each of the years ended December 31, 2002 through 2005.  We may incur losses in future years due to, among other factors, instability in the industries within which we operate, uncertain economic conditions worldwide or lack of acceptance of our products in the marketplace.  If we incur losses in the future, it may make it difficult for us to raise additional capital to the extent needed for our continued operations, particularly if we are unable to maintain profitable operations in the future.  Consequently, future losses will result in negative cash flow, which may hamper current operations and may prevent us from expanding our business.  We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future.  If we do not attain, sustain or increase profitability, our stock price may decline.

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

A significant portion of our total net revenues are generated from a small number of customers.  Our top five customers accounted for approximately 43% and 50% of our net revenues during 2008 and 2007, respectively.  Two customers each accounted for more than 10% of net revenues during 2008 and 2007.  Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the industries in which we operate could cause a significant decline in our net revenues and profitability. Our ability to increase our net revenues in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which are largely beyond our ability to control.

Our potential customers may not purchase our products because of their significant cost or because our potential customers are already using a competitor’s product which, in turn, could cause a decline in our sales and profitability.

A substantial investment is required to install and integrate capital equipment into a semiconductor or silicon wafer production line. We believe that once a manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once that customer has selected another vendor’s capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could cause a decline in our sales and profitability.  Any significant order cancellations or order deferrals could adversely affect our operating results.

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

The industries within which we compete are subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence.  We believe that our future success depends on our ability to continue to enhance our existing products and their process capabilities, and to develop and manufacture in a timely manner new products with improved process capabilities.  We may incur substantial unanticipated costs to ensure product functionality and reliability early in its products’ life cycles.  If we are not successful in the introduction and manufacture of new products or in the development and introduction, in a timely manner, of new products or enhancements to our existing products and processes that satisfy customer needs and achieve market acceptance, our sales and profitability will decline.

We obtain some of the components and subassemblies included in our products from a single source or limited group of suppliers, the partial or complete loss of which could have an adverse effect on our sales and profitability.

We obtain some of the components and subassemblies for our products from a single source or a limited group of suppliers.  From time to time, we have experienced temporary difficulties in receiving our orders from some of these suppliers.  Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could adversely affect our sales and profitability and damage customer relationships by impeding our ability to fulfill our customers’ orders.  Further, a significant increase in the price of one or more of these components or subassemblies could adversely affect our profit margins and profitability if no lower-priced alternative source is available.

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

We may not be able to protect our intellectual property or obtain licenses for third parties’ intellectual property and, therefore, we may be subject to one or more intellectual property infringement claims which may adversely affect our sales, earnings and financial resources.

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately, and competitors may be able to develop similar technology independently.  This may be especially true if we are successful in entering into a joint venture relationship with the 45th Research Institute or another joint venture partner located in the People’s Republic of China.  Additionally, patent applications that we may file may not be issued and foreign intellectual property laws, including those of the People’s Republic of China, may not protect our intellectual property rights.  There is also a risk that patents licensed by or issued to us will be challenged, invalidated or circumvented and that the rights granted thereunder will not provide competitive advantages to us.  Furthermore, others may independently develop similar products, duplicate our products or design around the patents licensed by or issued to us.

Litigation could result in substantial cost and diversion of effort by us, which by itself could adversely affect our sales, earnings and financial resources.  Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products.  In addition, licenses under third parties’ intellectual property rights may not be available on reasonable terms, if at all.

We depend on the services of Alan Strasbaugh and Chuck Schillings, and the loss of either of them could adversely affect our ability to achieve our business objectives.

Our continued success depends in part upon the continued service of Alan Strasbaugh, who is our Chairman of the Board, and Chuck Schillings, who is our President and Chief Executive Officer.  Each is critical to the overall management of Strasbaugh as well as to the development of our technologies, our culture and our strategic direction.  For example, Alan Strasbaugh is a member of our technology committee and provides expertise on the development of our products, and Chuck Schillings is instrumental in developing and maintaining close ties with our customer base.  Although we have entered into employment agreements with Messrs. Strasbaugh and Schillings, neither of these agreements guarantees the service of the individual for a specified period of time.  In addition, we do not maintain “key-person” life insurance policies on Messrs. Strasbaugh or Schillings.  The loss of either Alan Strasbaugh or Chuck Schillings could significantly delay or prevent the achievement of our business objectives.

Our failure to manage our growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of growth that may impose a significant burden on our administrative and operational resources.  The growth of our business will require significant investments of capital and management’s close attention.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers and other personnel.  We may be unable to do so.  In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments.  If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We are exposed to additional risks associated with international sales and operations.

International sales accounted for approximately 29% and 42% of our net revenues during 2008 and 2007, respectively.  Our international sales are subject to certain risks, including the following:

●	tariffs and other trade barriers;

●	challenges in staffing and managing foreign operations and providing prompt and effective support to our customers outside the United States;

●	difficulties in managing foreign distributors;

●	governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of our products, or increase the cost of our operations;

●	longer payment cycles and difficulties in collecting amounts receivable outside of the United States;

●	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

●	global or regional economic downturns; and

●	geopolitical instability, natural disasters, acts of war or terrorism.

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

Risks Relating to Ownership of our Common Stock

Because certain actions taken by our prior board of directors may have been inconsistent with the Plan of Dissolution approved by our shareholders and applicable provisions of California law, we could be subject to significant liabilities which would adversely affect our financial condition.

On June 3, 2005, our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh (formerly, CTK Windup Corporation).  Under the terms of the Plan of Dissolution and California law, after our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh, our activities were to be limited to conducting our business only insofar as necessary for the winding up of our company.  Consequently, seeking shareholder approval of, and entering into, the Share Exchange Transaction, may be viewed and ultimately determined to be in conflict with the Plan of Dissolution and the disclosures we made in our Proxy Statement relating to the special meeting of our shareholders at which we sought approval of the Plan of Dissolution.  Additionally, the actions we took in connection with declaring and paying certain dividends after our shareholders approved the Plan of Dissolution may be viewed and ultimately determined to be in violation of California law.  Although we believe that the activities we conducted after our shareholders approved the Plan of Dissolution were consistent with (i) the Plan of Dissolution, (ii) the disclosures we made in our proxy statement, (iii) applicable provisions of California law and (iv) our former board’s fiduciary duties to our shareholders, it is possible that our shareholders, the SEC, the California Commissioner of Corporations and/or the California Secretary of State may disagree with us.  If that were to happen, we may be subject to an action by our shareholders or by a regulatory agency for acting in a manner inconsistent with the Plan of Dissolution and/or an action by the SEC and/or the California Commissioner of Corporations for acting in a manner inconsistent with California law and/or disseminating a proxy statement that contained material misstatements.  If it is determined that disclosures contained in our proxy statement seeking approval of the Plan of Dissolution were misleading and, as a result, violated federal or state proxy rules, we may also be subject to fines and other unspecified relief imposed by the SEC and/or the California Commissioner of Corporations. The dollar amount of any damages and/or fines and the costs associated with any potential shareholder lawsuit or action by the SEC, the California Commissioner of Corporations and/or the California Secretary of State is difficult for us to quantify, yet it could be significant. If it is significant, our financial condition would be materially and adversely affected.

After our shareholders approved the Plan of Dissolution and before we obtained shareholder approval for the Share Exchange Transaction, our former board of directors declared and paid “extraordinary dividends” to our shareholders.  Under California law, a corporation cannot revoke its election to wind up and dissolve after distributing assets pursuant to the corporation’s election to wind up and dissolve.  We believe that the dividends that were declared and paid were “extraordinary dividends” and not dividends made in connection with the distribution of assets pursuant to our election to wind up and dissolve.  We also believe that the actions taken by our former board of directors with respect to the declaration of “extraordinary dividends” were consistent with California law.  However, a contrary finding – namely, that the dividends were made pursuant to our election to wind up and dissolve and/or our board of directors did not have the power to declare any dividend, other than a dividend in connection with our election to windup and dissolve – could mean that we did not have the power to revoke our election to windup and dissolve, and consequently that we did not have the power to enter into the Share Exchange Transaction or the Series A Preferred Stock Financing or to grant options under our 2007 Share Incentive Plan, or 2007 Plan.  If this were the case, we could potentially have violated the laws of the State of California and misrepresented to our shareholders (including the former shareholders of R. H. Strasbaugh) and holders of our issued and outstanding options and warrants that we had the power to enter into the Share Exchange Transaction and the Series A Preferred Stock Financing, to grant options under our 2007 Plan and to issue warrants, as the case may be.  As a result, we could be subject to actions by the California Secretary of State, the California Commissioner of Corporations, our shareholders (including the former shareholders of R. H. Strasbaugh) and/or holders of our issued and outstanding options and warrants.  The dollar amount of any damages and costs associated with any of these potential actions is difficult for us to quantify, yet it could be significant.  If it is significant, our financial condition would be materially and adversely affected.

Because of inaccuracies contained in a press release we issued in December 2005, certain of our shareholders may have inaccurately reported certain tax benefits on their federal income tax returns which could result in claims against us.

On December 14, 2005, we issued a press release that contained an inaccurate representation of the extraordinary cash dividend issued on December 22, 2005.  Contrary to our intention that both the dividends be treated as extraordinary cash dividends, the press release stated that the dividend issued on December 22, 2005 “will be treated for federal income tax purposes as a stock redemption in partial liquidation” of our business. As a result of our inaccurate and contradictory disclosures, some or all of our shareholders may have reported one or both of the distributions we made in 2005 to the IRS as liquidating dividends rather than as extraordinary dividends.  Although, in either case, the applicable tax rate would have been the same, if a shareholder characterized the dividend payment as a liquidating dividend rather than as an extraordinary dividend, the shareholder would have received an unintended benefit of being able to deduct the cost basis of the shares in determining the total amount of taxable gain or loss as a result of such distribution.  If such a shareholder’s tax return were audited by the IRS, the IRS may conclude that the shareholder should not have been able to utilize such benefit.  This conclusion by the IRS could possibly result in an action by the shareholder against us to recover the amount of the lost benefit and any potential penalties imposed on the shareholder by the IRS as a result of the improper characterization.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock

The market prices of securities of technology-based companies currently are highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2008, the high and low closing bid prices of a share of our common stock were $2.30 and $0.50, respectively.  On April 6, 2009, the last reported sale price of a share of our common stock was $0.40.  The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

●	changes in market valuations of similar companies and stock market price and volume fluctuations generally;

●	economic conditions specific to the industries within which we operate;

●	the timing of introduction of new systems and technology announcements and releases and ability to transition between product versions;

●
changes in the timing of product orders due to unexpected delays in the introduction of our products due to lifecycles of our products ending earlier than expected or due to declines in market acceptance of our products;

●	delays in our introduction of new products or technological innovations or problems in the functioning of our current or new products or innovations;

●	third parties’ infringement of our intellectual property rights;

●	changes in our pricing policies or the pricing policies of our competitors;

●	regulatory developments;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel; and

●	future sales of our common stock or other securities.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 31, 2009, we had outstanding 14,201,587 shares of common stock, a substantial number of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  As of March 31, 2009, we also had outstanding options, warrants, and Series A Preferred Stock that were exercisable for or convertible into approximately 8,508,302 shares of common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The conversion of our Series A Preferred Stock and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our Series A Preferred Stock and existing warrants to purchase our common stock, and outstanding options to acquire our common stock issued to employees and others, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series A Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other shareholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series A Preferred Stock, options and warrants.  In addition, holders of the Series A Preferred Stock and warrants have registration rights with respect to the common stock underlying such Series A Preferred Stock and warrants, the registration of which will cause us to incur a substantial expense.

The voting power and value of outstanding shares of Common Stock could decline if our Series A Preferred Stock and warrants issued to our investors are converted or exercised at a reduced price due to our issuance of lower-priced shares which trigger rights of the holders of our Series A Preferred Stock and warrants to receive additional shares of our stock.

As part of our Series A Preferred Stock Financing, we issued a significant amount of common stock warrants to our investors, the conversion or exercise of which could have a substantial negative impact on the price of our common stock  The initial conversion price of our Series A Preferred Stock and the initial exercise price of our investor warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our Series A Preferred Stock or exercise price of our investor warrants.  Consequently, the voting power and value of the Common Stock in each such event would decline if our Series A Preferred Stock or investor warrants are converted or exercised for shares of our common stock at the new lower price as a result of sales of our securities made below the then applicable conversion price of the Series A Preferred Stock and/or the exercise price of the investor warrants.

The market price of our common stock could substantially decline if our Series A Preferred Stock, warrants or options are converted or exercised into shares of our common stock and resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion or exercise of our Series A Preferred Stock, warrants or options and then resold into the market.

Sales of a substantial number of shares of common stock issued upon conversion or exercise of our Series A Preferred Stock, warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our stock constitutes “Penny Stock.” Under applicable SEC rules, Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC.  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock was quoted on the Pink Sheets® under the symbol “STRB.PK” until January 5, 2009, when it began trading on the OTC Bulletin Board under the symbol “STRB.OB”.  Because our stock is quoted on other than a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with accounting principles generally accepted in the United States. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in future years will require a report by our independent registered public accounting firm that addresses our internal controls.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are effective. If in the future, either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located approximately 185 miles south of San Jose in San Luis Obispo, California.  We operate out of a 135,000 square foot building located in a small industrial park. The facility is made up of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of cleanroom space (60% Class 100, 40% Class 10).  The building is jointly owned by Alan Strasbaugh and his former wife, April Paletsas, with each owning an undivided one-half interest in the property, and leased to R. H. Strasbaugh, on a month-to-month basis, at $84,000 per month.  During each of the years ended December 31, 2007 and 2008, our facility lease costs were approximately $1,000,000.  In addition, as a result of excess capacity, we are currently subleasing approximately 40,000 square feet of the facility on short term agreements.

Item 3. Legal Proceedings.

We are a party to an action filed by April Paletsas, former wife of Alan Strasbaugh, requesting a declaration by the Court that our subsidiary, R. H. Strasbaugh, is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering our corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The Court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. Mr. Strasbaugh has until May 5, 2009 in which to complete his purchase of the property. The Company does not have a lease for its premises, except for a holdover month-to-month tenancy at this time. Although, management believes that purchase of the property by Mr. Strasbaugh, if consummated, may resolve the claim relating to roof maintenance, that claim remains pending.  Management and a committee consisting of disinterested members of the Company's board of directors is exploring opportunities to secure a long term lease for the property.

On or about August 15, 2006, John Rzezuski filed a complaint in the Commonwealth of Massachusetts Superior Court against R. H. Strasbaugh alleging negligence and breach of implied warranty.  Mr. Rzezuski alleges that he was injured while using a product we designed, manufactured and sold to Mr. Rzezuski’s employer.  Mr. Rzezuski demands a judgment in an amount sufficient to compensate him for his losses and damages but does not allege with specificity his injuries or the relief sought. Our insurance carrier assumed the defense of this action, and settled it within the policy limits.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the Pink Sheets® under the symbol “STRB” from May 25, 2007 until January 5, 2009, when it began trading on the OTC Bulletin Board under the symbol “STRB.OTCBB”.  Prior to May 25, 2007 and since July 11, 2005, our common stock was quoted on the Pink Sheets® under the symbol “CLTK.”  Prior to that date, our common stock traded on NASDAQ.  The table below sets forth for the quarters indicated, the reported high and low bid prices of our common stock as reported on the Pink Sheets®.  The prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The prices below also reflect the 1-for-31 reverse split of our common stock effected on May 24, 2007.  As a result of the Share Exchange Transaction, we changed our fiscal year end from March 31 to December 31.

	High	Low
Year Ended December 31, 2007
First Quarter	$2.48	$1.86
Second Quarter	$2.52	$1.86
Third Quarter	$2.35	$2.00
Fourth Quarter	$2.35	$1.50
Year Ended December 31, 2008
First Quarter	$2.30	$1.55
Second Quarter	$2.00	$1.10
Third Quarter	$1.38	$1.20
Fourth Quarter	$1.38	$0.50
Year Ending December 31, 2009
First Quarter	$1.19	$0.21

Various factors materially affect the comparability of the stock price information presented in the above table.  These factors relate primarily to the announcement of and the consummation of the Share Exchange Transaction and the closing of the Series A Preferred Stock Financing, both of which occurred during the second quarter of 2007.  See “Business—Company History.”

As of February 28, 2009, we had 14,201,587 shares of common stock outstanding held of record by approximately 154 shareholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On April 6, 2009, the closing sale price of our common stock on the OTC Bulletin Board was $0.40 per share.

Dividends

Although we have declared cash dividends on our common stock in the past, we currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by California law.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Recent Sales of Unregistered Securities

On May 24, 2007, we completed a Share Exchange Transaction, with the shareholders of R. H. Strasbaugh pursuant to which we issued an aggregate of 13,770,366 shares of our common stock to the shareholders of R. H. Strasbaugh and, in exchange, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh.

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we entered into an agreement with 21 accredited investors for the sale by us of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share for total aggregate proceeds of $13 million.  Additionally, in connection with the Series A Preferred Stock Financing, we issued to the investors five-year warrants to purchase an aggregate of 886,363 shares of common stock and we issued to our placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants to purchase an aggregate of 385,434 shares of common stock.

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Report. This Report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	the projected growth or contraction in the industries within which we operate;

●	our business strategy for expanding, maintaining or contracting our presence in these markets;

●
anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2008 as compared to 2007 and an overall net loss for 2008 and 2007; and

●	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in Item 1A, “Risk Factors,” could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

For the year ended December 31, 2008, we reported revenues of $9,554,000 as compared to $19,518,000 for the year ended December 31, 2007, or a decline of 51%.  We reported a net loss for the year ended December 31, 2008 of $4,508,000 as compared to a net loss of $777,000 for the year ended December 31, 2007.  The decline in our financial performance during 2008 is a direct result of a slowdown in the semiconductor industry worldwide.  The decline in revenues commenced during the third quarter of 2007, continued throughout 2008 and we expect that it will continue well into 2009.  Semiconductor industry trade sources are estimating a decline of approximately 29% in 2009, compared to 2008.  As a result, we expect to report losses from operations at least into the first two quarters of 2009 and potentially beyond.  Our priority over the next several months is to find ways to strengthen our balance sheet and conserve cash.  With that in mind, our total headcount has been further reduced to 73 full and part-time employees at February 9, 2009, down from approximately 100 employees at the beginning of 2007.  While additional headcount reductions are not planned at this time, we may need to further reduce our headcount and/or initiate work-stoppages in the form of unpaid time off in order to reduce expenses if the decline in our business continues for a prolonged length of time.

Share Exchange Transaction

On May 24, 2007, we completed the Share Exchange Transaction with the shareholders of R. H. Strasbaugh.  Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh which resulted in a change in control of our company.  In connection with the Share Exchange Transaction, we issued an aggregate of 13,770,366 shares of our common stock to the shareholders of R. H. Strasbaugh.  The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the acquirer for accounting purposes.  As a result, the historical financial statements of R. H. Strasbaugh are now the historical financial statements of the legal acquiror, Strasbaugh.

At the time of the closing of the Share Exchange Transaction, we were not engaged in any active business operations.  Our current business is comprised solely of the business of our wholly-owned operating subsidiary, R. H. Strasbaugh.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  We derive revenues principally from the sale of tools, parts and services.  We recognize revenue pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured.  Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.  We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs.  Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

We have evaluated our arrangements with customers and revenue recognition policies under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and determined that our components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  Our revenue recognition policies for our specific units of accounting are as follows:

●	Tools – We recognize revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

●	Parts – We recognize revenue when the parts are shipped.

●
Service – Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years.  Maintenance contracts are separate components of revenue and not bundled with our tools.  If a customer does not have a maintenance contract, then the customer is billed for time and material and we recognize the revenue after the service has been completed.

●
Upgrades – We offer a suite of products known as “enhancements” which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools.  These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades.  We recognize revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when we complete the installation of the upgrade parts and/or software on the customer’s equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer’s equipment with new or modified parts and/or software. After installation of the upgrade, we have no further obligation on the contracts, other than standard warranty provisions.

We include software in our tools.  Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately.  The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, we have no additional obligations relative to the software.  However, software modifications may be included in tool upgrade contracts. Our software is incidental to the tool contracts as a whole.  The software and physical tool modifications occur and are completed concurrently.  The completed tool is tested by either the customer or us to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized.  The revenue recognition requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectibility is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

Installation of a tool occurs after the tool is completed, tested, formally accepted by the customer and shipped.  We do not charge the customer for installation nor recognize revenue for installation as it is an inconsequential or perfunctory obligation and it is not considered a separate element of the sales contract or unit of accounting. If we do not perform the installation service there is no effect on the price or payment terms, there are no refunds, and the tool may not be rejected by the customer. In addition, installation is not essential to the functionality of the equipment because the equipment is a standard product, installation does not significantly alter the equipment’s capabilities, and other companies are available to perform the installation. Also, the fair value of the installation service has historically been insignificant relative to our tools.

Warranty Costs.  Warranty reserves are provided by management based on historical experience and expected future claims.  Management believes that the current reserves are adequate to meet any foreseeable contingencies with respect to warranty claims.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Management believes that our current allowances for doubtful accounts are adequate to meet any foreseeable contingencies.

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

Valuation of Intangibles. >From time to time, we acquire intangible assets that are beneficial to our product development processes. We use our best judgment based on the current facts and circumstances relating to our business when determining whether any significant impairment factors exist.

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

Litigation.  We account for litigation losses in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could adversely affect our results of operations and cash flows from operating activities.

Series A Preferred Stock and Warrants. We evaluate our Series A Preferred Stock and warrants on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments.  The Series A Preferred Stock conversion feature and warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●
The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as a negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
					Results as a Percentage
					of Net Revenues for the
	Year Ended		Dollar	Percentage	Year Ended
	December 31,		Variance	Variance	December 31,
	2008	2007	Favorable	Favorable
	(In thousands)		(Unfavorable)	(Unfavorable)	2008	2007

Net revenues	$9,554	$19,518	($9,964)	(51%)	100%	100%
Cost of sales	7,108	11,397	$4,289	38%	74%	58%
Gross profit	2,446	8,121	($5,675)	(70%)	26%	42%
Selling, general and administrative expenses	4,429	5,961	$1,532	26%	46%	31%
Research and development expenses	2,954	2,580	($374)	(14%)	31%	13%
Loss from operations	(4,937)	(420)	($4,517)	(1,075%)	(51%)	(2%)
Total other income (expense)	429	(347)	$776	224%	4%	(2%)
Loss from operations before income taxes	(4,508)	(767)	($3,741)	(488%)	(47%)	(4%)
Provision for income taxes	-	10	$10	100%	0%	0%
Net loss	($4,508)	($777)	($3,731)	(480%)	(47%)	(4%)

Net revenues.  The $9,964,000 decrease in net revenues for 2008 was primarily due to a slowdown in the semiconductor industry which commenced during the third quarter of 2007.

Gross Profit.  Gross profit decreased by $5,675,000 for 2008, and gross profit as a percentage of net revenues decreased to 26% for 2008 as compared to 42% for 2007.  The decrease in gross profit margin was primarily due to the lower sales volume for 2008 coupled with excess capacity in the Company’s factory.

Selling, General and Administrative Expenses.  The $1,532,000 decrease in selling, general and administrative expenses for 2008 as compared to 2007 is a result of a lower headcount which was initiated in 2007 and carried into 2008.  In addition, the Company’s management has initiated various cost-cutting measures, including requiring workers to take one week unpaid time off several times during the year as needed.  Management expects these unpaid days off will continue into 2009 depending on business and economic conditions.

Research and Development Expenses. The $374,000 increase in research and development expenses in 2008 over 2007 was primarily due to ongoing and recurring engineering of existing products as well as the development of new technology which the company is expected to release in late 2009 or early 2010.

Other Expense.  The $776,000 improvement in other income and expense in 2008 compared to 2007 was primarily due to lower interest expenses and the benefits of having subleased part of the corporate headquarters facility to unaffiliated third parties in 2008.

Liquidity and Capital Resources

During the year ended December 31, 2008, we funded our operations primarily from available cash reserves and liquidating investments in securities.  As of December 31, 2008, we had working capital of $4,009,000 as compared to $8,271,000 at December 31, 2007.  At December 31, 2008 and 2007 we had an accumulated deficit of $32,186,000 and $27,678,000, respectively, and cash and cash equivalents of $49,000 and $1,864,000, respectively, as well as investments in securities of $239,000 and $1,129,000, respectively.

Our available capital resources at December 31, 2008 consist primarily of approximately $49,000 in cash, $239,000 of investments in securities, and $1,309,000 in accounts receivable.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.  In addition, we have a credit facility with Silicon Valley Bank, as discussed below.

Cash used in operating activities for the years ended December 31, 2008 and 2007 were $1,207,000 and $951,000, respectively, including net losses of $4,508,000 and $777,000 for the years ended December 31, 2008 and 2007, respectively.  Non-cash charges included in the 2008 net loss for costs such as depreciation and amortization, stock-based compensation expense, and reserve provisions for inventory and receivables totaled $2,629,000.  Material changes in asset and liabilities at December 31, 2008 as compared to December 31, 2007 that affected these results include:

●	An increase in inventory (before reserves) of $1,037,000; and

●	a net decrease in accrued expenses of $657,000 which includes commissions payable and vacation and sick pay accruals.

Cash provided by investing activities for the year ended December 31, 2008 was $546,000 while cash used in investing activities was $1,331,000 for 2007.  For the year ended December 31, 2008, the primary activity related to the sale and maturity of investments in securities totaling $823,000.

Cash used in financing activities for the year ended December 31, 2008 was $1,154,000 as a result of dividends and costs associated with the Series A Preferred Stock Financing.  For the year ended December 31, 2007, cash provided by financing activities totaled $2,941,000 primarily as a result of consummating the Series A Preferred Stock Financing.

Prior to May 22, 2007, our Silicon Valley Bank credit facility provided for a $3.5 million revolving line of credit secured by substantially all of our assets.  The amount of available borrowings under the facility was based upon 85% of eligible accounts receivable.  Interest was payable monthly.  The interest rate was variable and is adjusted monthly based on the prime rate plus 3.5% as to $3.0 million of the facility (based on domestic accounts receivable) and the prime rate plus 4% as to $500,000 of the facility (based on foreign accounts receivable).  On May 22, 2007, we entered into an Amendment to Loan and Security Agreement with Silicon Valley Bank to increase the amount of our credit facility to $7.5 million and to extend the term of the facility to August 18, 2007.  On September 6, 2007, we entered into another Amendment to Loan and Security Agreement with Silicon Valley Bank to extend the term of the facility to October 16, 2007.

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

The SVB Credit Facilities are subject to various financial covenants, applicable to us and our subsidiary, R. H. Strasbaugh, on a consolidated basis, including the following: the ratio of certain liquid assets to current liabilities (the “Quick Ratio”), measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0.  At December 31, 2008, the Company was not in compliance with the Quick Ratio covenant.  However, there are no amounts outstanding on the facilities.  The Non-EXIM Facility is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable and 30% of eligible inventory.  The EXIM Facility is also formula-based and provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 90% of eligible accounts receivable and 50% of eligible inventory.

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

We have been in negotiations with SVB as to extension of the SVB Credit Facilities, but we do not anticipate that we will agree on an extension.  If no such extension is agreed, we will attempt to secure an alternative credit facility. However, because of the condition of the credit markets, we cannot be sure that an alternative credit facility will be available to us.

On May 24, 2007, our indebtedness to Agility in the amount of approximately $761,799 was repaid in full.  Additionally, on May 24, 2007, R. H. Strasbaugh repurchased from Agility 771,327 shares of its common stock and a warrant to purchase shares of its common stock for $750,000 and $450,000, respectively.

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued to 21 accredited investors in the Series A Preferred Stock Financing an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000.  The Investor Warrants are initially exercisable 180 days after May 24, 2007.  We paid cash placement agent fees and expenses of approximately $1.1 million and issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering.  Additional costs related to the financing including placement agent, legal, accounting and consulting fees that totaled approximately $2,482,000 through December 31, 2008.

We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007.  Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of commons stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  However, we will not be obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock.  Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million.  The registration statement was declared effective on November 6, 2008 and the Company has accrued approximately $223,000 as liquidated damages and is accruing 10% interest per annum on that amount until such time as the payment is made to the preferred shareholders.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing.  Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

Backlog

As of March 19, 2009, we had a backlog of approximately $4.3 million.  Our backlog includes firm non-cancelable customer commitments for 8 tools and approximately $546,000 in parts and upgrades.  Management believes that products in our backlog will be shipped by the end of July 2009.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

Impacts of New Accounting Pronouncements

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FASB Staff Position ("FSP") clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS No. 154, "Accounting Changes and Error Corrections," paragraph 19). The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this statement has not had a significant impact on the Company's financial condition, cash flows or results of operations.

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

In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150.  Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The adoption of FSP EITF Issue No. 00-19-2 had a material effect on the Company’s financial position, cash flows, and results of operations as the Company accrued costs totaling $223,000 and $208,000 towards this expense as of December 31, 2008 and 2007, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of FSP No. 157-2 may have on the Company’s financial statements.

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be booked as a tax expense in the current year and recognized as:  a liability for unrecognized tax benefits; a reduction of an income tax refund receivable; a reduction of deferred tax asset; an increase in deferred tax liability; or a combination thereof.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 has had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock."  EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF Issue No. 07-5 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.  Paragraph 11(a) of SFAS No. 133 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments.

The Company’s convertible Series A Preferred Stock (Note 10) has been recognized as “temporary equity,” or outside of permanent equity and liabilities, in the Company’s statement of financial position.  The Series A Preferred Stock does not meet the definition of mandatorily redeemable under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with ASR 268 and EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.”  The two embedded features in the Series A Preferred Stock did not require bifurcation under SFAS No. 133 since the conversion feature met the paragraph 11(a) scope exception and the applicable criteria in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the paragraph 12 (a) criteria requiring bifurcation.  Since there was no bifurcation of the embedded features there was no separate accounting for those features.

The Investor Warrants (Note 10) have been recognized as permanent equity in the Company’s statement of financial position.  The Investor Warrants were classified as permanent equity because they met the paragraph 11(a) scope exception in SFAS No. 133 and all of the criteria in EITF Issue No. 00-19.  However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

EITF Issue No. 07-5 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares.

Accordingly, under the provisions of EITF Issue No. 07-5 the embedded conversion feature in the Company’s Series A Preferred Stock (the “Series A Conversion Feature”) and the Investor Warrants are not considered indexed to the Company’s stock because future equity offerings (or sales) of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  As a result of the settlement provisions in the Company’s Series A Conversion Feature and the application of EITF Issue No. 07-5, effective January 1, 2009, the Series A Conversion Feature will no longer qualify for the paragraph 11(a) scope exception in SFAS No. 133, and is required to be bifurcated from its host, in accordance with paragraph 12 of SFAS No. 133, and accounted for as a derivative instrument.  Also, as a result of the settlement provision in the Investor Warrants and the application of EITF Issue No. 07-5, effective January 1, 2009, the Investor Warrants will no longer qualify for the paragraph 11(a) scope exception in FAS 133, and are required to be accounted for as derivatives.  In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in EITF Issue No. 07-5 indicating that an instrument considered indexed to its own stock is evaluated under the provisions of EITF Issue No. 00-19 to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity’s own stock then equity classification is precluded.  Accordingly, effective January 1, 2009 the Company’s Series A Conversion Feature and Investor Warrants will be recognized as liabilities in the Company’s consolidated balance sheet.

In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle will be recognized as an adjustment to the opening balance of the Company’s equity on January 1, 2009.  The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment will be determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued.  The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract Topic D-98.  In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature will be bifurcated from the host instrument and recognized as a liability on the Company’s consolidated balance sheet.  The Investor Warrants will also be recognized at fair value as a liability on the Company’s consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, will be recognized as a discount to the Series A Preferred Stock host.  The discount will be accreted to the Series A Preferred Stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.  In addition, in accordance with SFAS No. 133, the Series A Conversion Feature liability and the Investor Warrant liability will be remeasured at fair value at the end of each period with the changes in fair value reported in earnings.

The implementation of EITF No. 07-5, and the resulting change in accounting principle will have a material impact on the Company’s statement of financial position as the liability position will increase substantially, the temporary equity will be substantially reduced, and the Company’s negative balance in permanent equity will increase.  The future results of operations and earnings per share could be significantly impacted as a result of the gains and losses on the remeasurement of the Series A Conversion Feature and Investor Warrants.  Future earnings per share will also be affected by the additional accretion resulting from a larger discount on the Series A Preferred Stock host.  These changes will not affect the Company’s debt covenants as the Series A Preferred Stock and warrants are defined as equity in the debt agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 9, 2008, we dismissed Windes & McClaughry Accountancy Corporation (“Windes”) as our independent registered public accounting firm.  Effective the same date, we appointed Farber Hass Hurley LLP (“FHH”), as our independent registered public accounting firm.  We have not consulted with FHH in the past regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item. The decision to change our independent registered public accounting firm was approved by our Audit Committee.

The reports issued by Windes on the Company's financial statements as of and for the fiscal years ended December 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with its audits of our financial statements for the years ended December 31, 2007 and 2006, Windes advised management of the following matter that Windes considered to be a material weakness in the area of accounting and financial reporting: the current organization of our accounting department does not provide management with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.  Windes stated that this matter is evidenced by the following issues: (i) a number of material adjusting entries were proposed by Windes and recorded by us for the years ended December 31, 2007 and 2006, (ii) our closing procedures for the years ended December 31, 2007 and 2006 were not adequate and resulted in significant accounting adjustments for both years, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Windes to our financial statements and related disclosures for the years ended December 31, 2007 and 2006. As additional evidence of this material weakness, we restated our 2006 financial statements and restated our financial statements for the three months ended September 30, 2007.

During the fiscal years ended December 31, 2006 and 2007, and through December 9, 2008, there were no disagreements with Windes on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Windes' satisfaction, would have caused Windes to make reference thereto in its reports on the financial statements for the years ended December 31, 2007 and 2006. The Company has authorized Windes to respond fully to the inquiries of the successor accountant concerning the subject matter of each of any disagreements and, if not, describe the nature of any limitation thereon, if any, and the reason therefore. During the period described in the first sentence of this paragraph, there were no "reportable events" (as defined in the Securities and Exchange Commission Regulation S-K, Item 304(a)(1)(v)).

The Company provided Windes with a copy of the above disclosures and requested Windes to furnish a letter addressed to the Securities and Exchange Commission stating whether or not Windes agrees with the above statements.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, management focused efforts to improve internal control over financial reporting.  Weaknesses identified in our disclosure controls and procedures, and internal controls over financial reporting were analyzed and remediation efforts were pursued.  We improved our control procedures primarily through engaging third party experts in compliance, presentation and internal control evaluation, as well as providing additional guidance and training to our present staff.  As a result of these efforts, at December 31, 2008, the material weaknesses identified and reported in prior periods have been successfully remediated and adequate control procedures have been implemented in those areas to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of April 12, 2009 are as follows:

Name	Age	Positions Held
Alan Strasbaugh	60	Chairman of the Board
Chuck Schillings	50	President and Chief Executive Officer
Richard Nance	60	Executive Vice President and Chief Financial Officer
Michael Kirkpatrick	50	Director of Sales and Marketing
Allan Paterson	57	Vice President of Business Development
Wesley Cummins	31	Director
David Porter (1)	66	Director
John Givens (1)	46	Director
Danilo Cacciamatta (1)	63	Director

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Alan Strasbaugh has served as our Chairman of the Board since May 2007 and as Chairman of the Board of our operating subsidiary, R. H. Strasbaugh, since 1978.  Mr. Strasbaugh also served as R. H. Strasbaugh’s Chief Executive Officer from 1988 to 1998.  Prior to that, he served as the Director of Operations of R. H. Strasbaugh for 10 years.  Mr. Strasbaugh has been awarded eight United States patents related to semiconductor manufacturing.  Mr. Strasbaugh is also employed by us as a technical advisor.  Mr. Strasbaugh holds a B.S. degree in Mechanical Engineering from California Polytechnic State University, Pomona.

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

Michael A. Kirkpatrick has served as Director of Sales and Marketing of R. H. Strasbaugh since 2004 and of Strasbaugh since May 2007.  Mr. Kirkpatrick is responsible for the worldwide sales and marketing of all of our products.  During his 15 years of employment at R. H. Strasbaugh, Mr. Kirkpatrick has served as United States Sales Manager and General Manager for R. H. Strasbaugh’s data storage business and has been actively involved in its CMP program.  Mr. Kirkpatrick helped pioneer the application of CMP to the read/write head fabrication process.  During his career at R. H. Strasbaugh, Mr. Kirkpatrick has been personally responsible for over $100 million in semiconductor equipment sales.  He holds a B.S. degree in Business Administration and Marketing from California Polytechnic State University, San Luis Obispo, California.

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

Wesley Cummins has served as a member of our board of directors since May 2007.  Mr. Cummins is President of B. Riley and Co. Inc., an NASD-registered broker-dealer, where he oversees the firm’s investment banking, sales and trading and research.  From July of 2006 through September 10, 2007, Mr. Cummins spearheaded the firm’s initiative to grow the financial advisory and capital raising services to middle publicly traded companies as Director of Capital Markets of B. Riley and Co. Inc.  Mr. Cummins joined B. Riley’s Research Department in February 2002 and was promoted to Director of Research in January 2003. During his tenure, he grew B. Riley’s research coverage to more than 100 companies in the following sectors: retail, semiconductors, technology hardware, software, IT services, communications, media and healthcare. While Director of Research, Mr. Cummins was ranked No. 1 in the 2004 Forbes.com/StarMine-North American Analyst Survey in the Best Stock Picker category for the Communications Equipment sector. Prior to joining B. Riley, Mr. Cummins worked at Needham & Company and at Kennedy Capital Management. He holds a B.S.B.A. degree from Washington University in St. Louis. Mr. Cummins also currently serves as a Director for Flight Safety Technologies (AMEX: FLT) and Davidson Optronics.

David Porter has served as a member of our board of directors since May 2007.  Prior to his retirement on January 1, 2000, Mr. Porter was employed at Ford Motor Company for thirty-six years.  During his retirement, Mr. Porter has served on the Board of Directors of the San Luis Obispo Botanical Gardens and as the chairperson of the Gardens of Exploration Task Force and is a private investor.  Mr. Porter’s education includes an Executive Business Program at the University of Michigan and an A.B. in Chinese History from Stanford University.

John Givens has served as a member of our board of directors since November 2007.  Dr. Givens is President of Innovative Materials Group, Inc. and CMP Solutions, Ltd. which he founded and has worked for since 1999 and 2002, respectively.  Through these businesses, Dr. Givens provides consulting services to companies in the CMP industry.  Dr. Givens has focused his career on the innovation and development of materials and processes necessary to enable integrated circuit fabrication.  Dr. Givens’ experience includes working as the Vice President of Engineering for Thomas West, Inc. and the CMP Section Manager for VLSI Technology.  Dr. Givens has presented, authored and co-authored over 60 publications and holds 52 patents concerning advanced interconnect methodologies.  He is a member of many engineering technical societies.  Dr. Givens received his B.S. in Metallurgical Engineering, M.S. in Metallurgical Engineering and Ph.D. in Materials Science & Engineering from the University of Illinois at Urbana – Champaign.

Danilo Cacciamatta has served as a member of our board of directors since April 2008.  Mr. Cacciamatta has been the Chief Executive Officer of Cacciamatta Accountancy Corporation, a Public Company Accounting Oversight Board registered firm, for more than the past five years. Prior to forming Cacciamatta Accountancy Corporation, Mr. Cacciamatta was employed by KPMG Peat Marwick from 1972 to 1988 in a variety of positions, including audit partner from 1980 to 1988. Mr. Cacciamatta currently serves on the boards of directors and audit committee of California First National Bancorp (NasdaqGM: CFNB).  Mr. Cacciamatta is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.  Mr. Cacciamatta received a B.A. degree from Pomona College and an M.B.A. degree from the University of California at Riverside.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. The reporting persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.  Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2008 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all of the Section 16(a) filing requirements applicable to our reporting persons during 2008 were complied with. During 2008  Alan Strasbaugh, Wesley Cummins, David Porter, John Givens, Chuck Schillings, Richard Nance, Michael Kirkpatrick, Allan Paterson, and Lloyd I. Miller, III, each filed Form 3 they were required to file during 2007.

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

Corporate Governance

Our board of directors believes that good corporate governance is paramount to ensure that Strasbaugh is managed for the long-term benefit of our shareholders.  Our board of directors has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the board of directors and its decision making processes, board of directors meetings and involvement of management, the board of directors’ standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.

We intend to satisfy the disclosure requirements of the federal securities laws relating to amendments to or waivers from provisions of these codes, by describing on our Internet website, located at http://www.strasbaugh.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Information on our Internet website is not a part of this Report or incorporated into any other filings we make with the SEC.

Director Independence

Our corporate governance guidelines provide that a majority of the board of directors and all members of the Audit, Compensation and Nominating and Corporate Governance Committees of the board of directors must be independent.

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Strasbaugh in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Strasbaugh.

Our board of directors has determined that all directors are independent under these standards, except for Mr. Strasbaugh, who serves as our Chairman of the Board, and Mr. Cummins, who is employed by B. Riley and Co. Inc.    See “Certain Relationships and Related Transactions” below.

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

Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC. Our Audit Committee consists of Messrs. Cacciamatta, Givens and Porter.  Mr. Cacciamatta serves as the Chairman of our Audit Committee.  Our board of directors has determined that each of Messrs. Cacciamatta, Givens and Porter is “independent” under our Corporate Governance Guidelines, and the Nasdaq Marketplace Rules and that each satisfies the other requirements under SEC rules regarding audit committee membership. Mr. Cacciamatta qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

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

Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee.  Our Compensation Committee consists of Messrs. Cacciamatta, Givens and Porter.  Mr. Porter acts as Chairman of our Compensation Committee.  Our board of directors has determined that each of Messrs. Porter, Cacciamatta and Givens is “independent” under the current NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee selects nominees for our board of directors.  The Nominating and Corporate Governance Committee will consider candidates for director recommended by any shareholder that is the beneficial owner of shares representing more than 1% of the then-outstanding shares of our common stock and who has beneficially owned those shares for at least one year.  The Nominating and Corporate Governance Committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the Nominating and Corporate Governance Committee’s below-referenced charter.  Shareholders that desire to recommend candidates for the board of directors for evaluation may do so by contacting Strasbaugh in writing, identifying the potential candidate and providing background and other relevant information.  Our Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director.  Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current members of our board of directors, professional search firms and other persons.  In evaluating potential candidates, our Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

●	the candidate’s independence from management;

●	whether the candidate has relevant business experience;

●	judgment, skill, integrity and reputation;

●	existing commitments to other businesses;

●	corporate governance background;

●	financial and accounting background, to enable the committee to determine whether the candidate would be suitable for Audit Committee membership; and

●	the size and composition of our board of directors.

Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of Messrs. Cacciamatta, Givens and Porter.  Mr. Porter acts as chairman of our Nominating and Corporate Governance Committee.  Our board of directors has determined that each of Messrs. Porter, Cacciamatta and Givens is “independent” under the NASDAQ Marketplace Rules.

Compensation Committee Interlocks and Insider Participation

No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Item 11. Executive Compensation.

Summary Compensation Table

The following table also shows for the years ended December 31, 2007 and December 31, 2008, the compensation awarded or paid to, or earned by, our current Chief Executive Officer and two most highly compensated executive officers, or named executive officers.

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Option Awards ($)(1)	All other Compensation ($)		Total ($)
Chuck Schillings	2007	226,603	50,000	38,061	3,318	(4)	317,982
President and Chief Executive Officer of Strasbaugh and R. H. Strasbaugh(2), (3)	2008	217,046	—	62,000	3,958	(4)	283,004
Richard Nance	2007	190,325	30,000	50,621	—		270,946
Chief Financial Officer of Strasbaugh and R. H. Strasbaugh(3)	2008	178,111	—	82,460	—		260,571
Allan Paterson	2007	167,576	—	38,061	1,904	(4)	207,541
Vice President of Business Development of Strasbaugh and R. H. Strasbaugh(3)	2008	167,992	—	62,000	3,346	(4)	233,338

(1)
The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2007 and 2008 under SFAS No. 123(R), excluding estimates of forfeitures related to service based vesting conditions.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model based on assumptions described in Note 9 to our consolidated financial statements.

(2)	Mr. Schillings was appointed our chief executive officer on May 24, 2007.
(3)	Amounts for 2008 represent compensation received for services provided as an executive officer of Strasbaugh and R. H. Strasbaugh.
(4)	Represents our contributions to the employee’s 401(k) plan.

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

Mr. Schillings is employed as our President and Chief Executive Officer and receives an annual base salary of $245,000 during the first 12-month period that his agreement is in effect, after which our Compensation Committee may, in its sole discretion, increase Mr. Schillings’ annual base salary.  Further, Mr. Schillings is eligible for an annual cash bonus, based upon performance criteria to be established by the board, of up to 40% of his annual base salary.  On May 24, 2007, Mr. Schillings was issued options to purchase an aggregate of 200,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

Mr. Nance is employed as our Chief Financial Officer and receives an annual base salary of $200,000 during the first 12-month period that his agreement is in effect, after which our Compensation Committee may, in its sole discretion, increase Mr. Nance’s annual base salary.  Further, Mr. Nance is eligible for an annual cash bonus, based upon performance criteria to be established by the Board, of up to 35% of his annual base salary.  On May 24, 2007, Mr. Nance was issued options to purchase an aggregate of 266,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

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

If the employment relationship with Mr. Schillings or Mr. Nance is terminated (a) by us or the employee upon 90 days’ written notice, (b) by us for due cause, or (c) by the employee upon 30 days’ written notice or by the employee breaching his employment agreement by refusing to continue his employment and failing to give the requisite 90 days’ written notice, all compensation and benefits shall cease as of the date of termination, other than: (i) those benefits that are provided by retirement and benefit plans and programs specifically adopted and approved by us for the employee that are earned and vested by the date of termination; (ii) employee’s pro rata annual salary through the date of termination; (iii) any restricted stock awards which have vested as of the date of termination pursuant to the terms of the agreement granting the awards; and (iv) accrued vacation as required by California law.

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

The term “good reason” is defined in each of the Executive Employment Agreements as (i) a general assignment by us for the benefit of creditors or filing by us of a voluntary bankruptcy petition or the filing against us of any involuntary bankruptcy which remains undismissed for 30 days or more or if a trustee, receiver or liquidator is appointed, (ii) any material changes in the employee’s titles, duties or responsibilities without his express written consent, or (iii) the employee is not paid the compensation and benefits required under the Executive Employment Agreement.

The term “due cause” is defined in each of the Executive Employment Agreements as (i) any intentional misapplication by the employee of Strasbaugh funds or other material assets, or any other act of dishonesty injurious to Strasbaugh committed by the employee; or (ii) the employee’s conviction of (a) a felony or (b) a crime involving moral turpitude; or (iii) the employee’s use or possession of any controlled substance or chronic abuse of alcoholic beverages, which use or possession the board reasonably determines renders the employee unfit to serve in his capacity as a senior executive of Strasbaugh; or (iv) the employee’s breach, nonperformance or nonobservance of any of the terms of his employment agreement with us, including but not limited to the employee’s failure to adequately perform his duties or comply with the reasonable directions of the board; but notwithstanding anything in the foregoing subsections (iii) or (iv) to the contrary, we may not terminate the employee unless our board of directors first provides the employee with a written memorandum describing in detail how his performance thereunder is not satisfactory and the employee is given a reasonable period of time (not less than 30 days) to remedy the unsatisfactory performance related by the board of directors to the employee in that memorandum. A determination of whether the employee has satisfactorily remedied the unsatisfactory performance shall be promptly made by a majority of the disinterested directors of the board (or the entire board, but not including the employee, if there are no disinterested directors) at the end of the period provided to the employee for remedy, and the board’s determination shall be final.

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

The Employment Agreement with Mr. Strasbaugh may only be terminated for “cause,” or upon disability or death.  Upon termination on death, Mr. Strasbaugh’s estate will be entitled to receive a payment equal to 60 days of Mr. Strasbaugh’s base salary.

The term “cause” is defined in the Employment Agreement as (i) any act of personal dishonesty, including, but not limited to, any intentional misapplication of Strasbaugh’s funds or other property, or action resulting in personal gain to the employee at the expense of Strasbaugh; or (ii) employee’s regular neglect of his duties or Employee’s gross negligence or willful misconduct in the performance of his duties; or (iii) disobedience of a lawful and reasonable order or directive given to employee by our board of directors and within the scope of employee’s duties that is not cured within ten (10) days after receiving written notice from us; or (iv) employee’s participation in a criminal activity or in an activity involving moral turpitude that has a material adverse effect (the report in the public media of conduct described in this subparagraph (iv), above, shall be deemed to cause a material adverse effect on Strasbaugh); or (v) employee’s misappropriation or disclosure to others in competition with us any of our confidential information, including investment prospects, analysis or advice, customer lists, plans or other property interests of Strasbaugh.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Chuck Schillings	66,000	(1)	—	134,000	(1)	1.71	5/24/17
Richard Nance	87,780	(1)	—	178,220	(1)	1.71	5/24/17
Allan Paterson	66,000	(1)	—	134,000	(1)	1.71	5/24/17

(1)
The stock option was granted on May 24, 2007 and vests pursuant to a three year vesting schedule, whereby 33% of the option became exercisable on May 24, 2008, 33% of the option becomes exercisable on May 24, 2009 and 34% becomes exercisable on May 24, 2010.

Option Exercises and Stock Vested

None of the named executive officers acquired shares through the exercise of options during the year ended December 31, 2008.

Compensation of Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors.  In setting the compensation of directors, we consider the significant amount of time that members of the board of directors spend in fulfilling their duties to Strasbaugh as well as the experience level we require to serve on our board of directors.  The board of directors, through its Compensation Committee, annually reviews the compensation and compensation policies for members of the board of directors.  In recommending director compensation, the Compensation Committee is guided by three goals:

●	compensation should fairly pay directors for work required in a company of our size and scope;

●	compensation should align directors’ interests with the long-term interests of our shareholders; and

●	the structure of the compensation should be clearly disclosed to our shareholders.

Each of our directors is paid $12,000 per year for serving on the board of directors.  The Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is paid an additional $12,000, $4,000 and $2,000 per year, respectively, for serving in such capacity.  Directors who serve (but do not chair) on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are paid an additional $3,000, $2,000 and $1,000 per year, respectively, for serving in such capacity.  On May 24, 2007, each of our directors (other than Mr. Givens and Mr. Cacciamatta) was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.  On April 25, 2008, each of Mr. Givens and Mr. Cacciamatta was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.  Also, on August 1, 2008, each of Messrs. Cummins, Mr. Porter, and Mr. Strasbaugh was issued options to purchase 10,673 shares of our common stock, and Mr. Cacciamatta and Mr. Givens were issued options to purchase 2,373 and 6,444 shares of our common stock, respectively, pursuant to our 2007 Share Incentive Plan.  In addition, directors are reimbursed for certain reasonable documented expenses in connection with attendance at meetings of our board of directors and its committees.  Employee directors do not receive compensation in connection with their service as directors.

Director Compensation Table

The following table summarizes for the twelve months ended December 31, 2008, the compensation awarded to or paid to, or earned by, our current directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Alan Strasbaugh	—	6,440	(2)	89,538	(3)	95,978
David Porter	27,250	6,440	(2)	—		33,690
Wesley Cummins	16,750	6,440	(2)	—		23,190
John Givens	16,750	3,303	(5)	1,900	(4)	21,953
Danilo Cacciamatta	18,000	2,954	(6)	—		20,954

(1)
The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS No. 123(R), excluding estimates of forfeitures related to service based vesting conditions.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model based on assumptions described in Note 9 to our consolidated financial statements.

(2)
The director was granted options to purchase 18,000 and 10,673 shares of our common stock on May 24, 2007 and August 1, 2008, respectively, which options remained outstanding on December 31, 2008. The stock options vest pursuant to a three year vesting schedule, whereby 33% of the option becomes exercisable on the first annual anniversary date, 33% of the option becomes exercisable on the second annual anniversary date and 34% becomes exercisable on the third annual anniversary date.  The options expire ten years from the date of grant.

(3)	Includes $88,461 of base salary paid to Mr. Alan Strasbaugh pursuant to the terms of his Employment Agreement dated May 24, 2007, and $1,077 of our contributions to his 401(k) plan.
(4)	Represents payments made for consulting services during the year ended December 31, 2008.
(5)
Mr. Givens was granted options to purchase 18,000 and 6,444 shares of our common stock on April 25, 2008 and August 1, 2008, respectively, which options remained outstanding on December 31, 2008. The stock options vest pursuant to a three year vesting schedule, whereby 33% of the option becomes exercisable on the first annual anniversary date, 33% of the option becomes exercisable on the second annual anniversary date and 34% becomes exercisable on the third annual anniversary date.  The options expire ten years from the date of grant.

(6)
Mr. Cacciamatta was granted options to purchase 18,000 and 2,373 shares of our common stock on April 25, 2008 and August 1, 2008, respectively, which options remained outstanding on December 31, 2008. The stock options vest pursuant to a three year vesting schedule, whereby 33% of the option becomes exercisable on the first annual anniversary date, 33% of the option becomes exercisable on the second annual anniversary date and 34% becomes exercisable on the third annual anniversary date.  The options expire ten years from the date of grant.

Indemnification of Directors and Officers

Our articles of incorporation provide that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by or in the right of Strasbaugh for breach of a director’s duties to Strasbaugh or our shareholders except for liability:

●	for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

●	for acts or omissions that a director believes to be contrary to the best interests of Strasbaugh or our shareholders or that involve the absence of good faith on the part of the director;

●	for any transaction for which a director derived an improper personal benefit;

●
for acts or omissions that show a reckless disregard for the director’s duty to Strasbaugh or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to Strasbaugh or our shareholders;

●	for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to Strasbaugh or our shareholders; and

●	for engaging in transactions described in the California Corporations Code or California case law that result in liability, or approving the same kinds of transactions.

Our articles of incorporation also provide that we are authorized to provide indemnification to our agents, as defined in Section 317 of the California Corporations Code, through our bylaws or through agreements with such agents or both, for breach of duty to us and our shareholders, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject to the limits on such excess indemnification set forth in Section 204 of the California Corporations Code.  Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the California Corporations Code.  We have entered and expect to continue to enter into agreements to indemnify our directors and officers as determined by our board of directors.  These agreements provide for indemnification of related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.  We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.  We also maintain directors’ and officers’ liability insurance.

Our bylaws provide for indemnification of our officers, directors, employees, and other agents to the extent and under the circumstances permitted by California law. In all cases where indemnification is permitted by the bylaws, a determination to indemnify such person must be made when ordered by a court and must be made in a specific case upon a determination that indemnification is required or proper in the circumstances. Such determination must be made:

●	by our board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding which is the subject of the request for indemnification; or

●	if such a quorum is not obtainable, or, even if obtainable, a majority vote of a quorum of disinterested directors so directs, by independent legal counsel in a written opinion; or

●	by a majority of our shareholders.

The limitation of liability and indemnification provisions in our articles of incorporation and bylaws may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty.  They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other shareholders.  Furthermore, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.  At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our voting stock as of March 1, 2009, the date of the table, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;

●	each of our directors;

●	each of our current executive officers identified at the beginning of the “Management” section of this; and

●	all of our directors and executive officers as a group.

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

The terms of the Series A Preferred Stock and the Investor Warrants held by the selling security holders prohibit conversion of the Series A Preferred Stock or exercise of the Investor Warrants to the extent that such conversion or exercise would result in a holder, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive these 4.99% beneficial ownership limitations upon 61-days’ prior written notice to us. Also, these beneficial ownership limitations do not preclude a holder from exercising an Investor Warrant, converting Series A Preferred Stock or selling the shares underlying Investor Warrants or Series A Preferred Stock in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the 4.99% limitation amount.

The address of each of the following shareholders, unless otherwise indicated below, is c/o Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401.  Messrs. Schillings, Nance, Kirkpatrick and Paterson are executive officers of Strasbaugh.   Messrs. Alan Strasbaugh, Porter, Cummins and Givens are directors of Strasbaugh.  Larry Strasbaugh is the brother of Alan Strasbaugh.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Alan Strasbaugh	Common	7,524,431	(1)	52.96%
Chuck Schillings	Common	914,508	(2)	6.41%
Richard Nance	Common	87,780	(3)	*
David Porter	Common	5,940	(4)	*
Wesley Cummins	Common	54,138	(5)	*
John Givens	Common	—		—
Danilo Cacciamatta	Common	—		—
Allan Paterson	Common	—		—
Michael A. Kirkpatrick	Common	848,508		5.97%
J. Michael Gullard	Common	2,045		*
Larry Strasbaugh	Common	2,616,712		18.43%
Thomas A. Walsh	Common	1,272,783		8.96%
Lloyd I. Miller, III	Common	2,309,528	(6)	14.00%
	Series A Preferred	2,000,000	(7)	33.85%
Milfam II L.P.	Common	1,155,629	(8)	7.53%
	Series A Preferred	1,000,000		16.92%
Harvey SMidCap Fund LP	Common	745,878	(9)	4.99%
	Series A Preferred	1,186,363		20.08%
James Schwartz	Common	745,878	(10)	4.99%
	Series A Preferred	1,363,636	(11)	23.08%
Jeffrey Moskowitz	Common	745,878	(10)	4.99%
	Series A Preferred	1,363,636	(11)	23.08%
Bryant Riley	Common	735,246	(12)	4.99%
	Series A Preferred	772,727		13.08%
The Robert A Lichtenstein & Annette Lichtenstein Revocable Trust	Common	522,727	(13)	3.55%
	Series A Preferred	454,545		7.69%
Kayne Anderson Capital Income Partners (QP), LP	Common	418,183	(14)	2.86%
	Series A Preferred	363,637		6.15%
Richard A. Kayne	Common	627,274	(15)	4.23%
	Series A Preferred	545,455	(16)	9.23%
John P. Francis	Common	365,910	(17)	2.51%
	Series A Preferred	318,182	(18)	5.38%
All directors and executive officers as a group (9 persons)	Common	9,435,305	(19)	66.44%

*	Less than 1%.
(1)	Includes 5,940 shares underlying options. Also includes 196 shares of common stock held by Mr. Strasbaugh’s wife.
(2)	Includes 66,000 shares underlying options.
(3)	Represents shares underlying options.
(4)	Represents shares underlying options.
(5)	Represents 48,198 shares underlying a Placement Warrant and 5,940 shares underlying options.
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

(18)	Represents 159,091 shares underlying Series A Preferred Stock held by Catalysis Offshore, Ltd. and 159,091 shares underlying Series A Preferred Stock and held by Catalysis Partners, LLC.
(19)	Includes 171,600 shares underlying options and 48,198 shares underlying a Placement Warrant held by Mr. Cummins. Also includes 196 shares of common stock held by Mr. Strasbaugh’s wife.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,327,416 (1)	$1.69	672,584 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,327,416		672,584

(1)
Represents shares of common stock underlying options that are outstanding under our 2007 Share Incentive Plan.  The material features of our 2007 Plan are described in Note 9 to our consolidated financial statements for the year ended December 31, 2008.

(2)	Represents shares of common stock available for issuance under options that may be issued under our 2007 Share Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy Regarding Related Party Transactions

We recognize that related party transactions present a heightened risk of conflicts of interest and in connection with this offering, have adopted a policy to which all related party transactions shall be subject.  Pursuant to the policy, the Audit Committee of our board of directors will review the relevant facts and circumstances of all related party transactions, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.  Pursuant to the policy, no director may participate in any approval of a related party transaction to which he or she is a related party.

The Audit Committee will then, in its sole discretion, either approve or disapprove the transaction.  If advance Audit Committee approval of a transaction is not feasible, the transaction may be preliminarily entered into by management, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting.  If at that meeting the Audit Committee does not ratify the transaction, management shall make all reasonable efforts to cancel or annul such transaction.

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

Share Exchange Transaction

Pursuant to the Share Exchange Transaction we issued to the shareholders of R. H. Strasbaugh an aggregate of 13,770,366 shares of our common stock in exchange for the same number of R. H. Strasbaugh’s common stock.  The 1:1 exchange ratio was determined by arms-length negotiations between Strasbaugh (formerly, CTK Windup Corporation) and R. H. Strasbaugh (formerly, Strasbaugh) and was not based on any particular valuation or other financial data with respect to either company or a comparison of comparable companies or transactions.

In connection with the Share Exchange Transaction we issued to (i) Alan Strasbaugh, the Chairman of our board of directors, 7,518,295 shares of our common stock in exchange for 7,518,295 shares of common stock of R. H. Strasbaugh held by Alan Strasbaugh; (ii) Chuck Schillings, our President and Chief Executive Officer, 848,508 shares of our common stock in exchange for 848,508 shares of common stock of R. H. Strasbaugh held by Mr. Schillings;  (iii) Larry Strasbaugh, the brother of Alan Strasbaugh, 2,616,712 shares of our common stock in exchange for 2,616,712 shares of common stock of R. H. Strasbaugh held by Larry Strasbaugh; (iv)Thomas Walsh 1,272,783 shares of our common stock in exchange for 1,272,783 shares of common stock of R. H. Strasbaugh held by Mr. Walsh; and (v) Michael Kirkpatrick, our Director of Sales and Marketing, 848,508 shares of our common stock in exchange for 848,508 shares of common stock of R. H. Strasbaugh held by Mr. Kirkpatrick.  As a result of the Share Exchange Transaction each of Mr. Alan Strasbaugh, Mr. Schillings, Mr. Larry Strasbaugh, Mr. Walsh and Mr. Kirkpatrick became the beneficial owners of more than 5% of our common stock.  Except for Mr. Walsh, none of the shareholders of R. H. Strasbaugh acquired the shares they exchanged within two years prior to May 24, 2007.  On February 6, 2007, Mr. Walsh acquired 548,865 shares of R. H. Strasbaugh common stock upon exercise of an option to purchase shares of R. H. Strasbaugh’s common stock that was originally granted several years ago and extended on April 10, 2006, at an exercise price of $0.07 per share.

Employment Agreements

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings “Compensation of Executive Officers,” “Employment Agreements” and “Compensation of Directors.”

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by California law.

Facilities Lease

Our corporate headquarters, in San Luis Obispo, is jointly owned by Alan Strasbaugh and his former wife, April Paletsas, with each owning an undivided one-half interest in the property, and leased to R. H. Strasbaugh, on a month-to-month basis, at $84,000 per month.  During the years ended December 31, 2008 and 2007 our total lease costs were approximately $1,000,000 each year.  Alan Strasbaugh is the chairman of our board of directors, the chairman of the board of directors of R. H. Strasbaugh and an employee of Strasbaugh. In connection with certain litigation between Mr. Strasbaugh and Ms. Paletsas, Mr. Strasbaugh has made an offer to acquire Ms. Paletsas’ interest in the property, as more particularly described in Item 3, “Legal Proceedings.”

Repayment of Loans

On May 31, 2007, R. H. Strasbaugh paid $746,776 to Alan Strasbaugh, Chairman of our board of directors, in full discharge of a Promissory Note dated February 12, 2002.  R. H. Strasbaugh issued the Note to Alan Strasbaugh in the original principal amount of $852,262, which amount represented the amount of past due rent, and the note bore interest at the prime interest rate plus 1.0%.

On May 24, 2007, R. H. Strasbaugh paid $761,799 to Agility, then a beneficial owner of 6.9% of the then issued and outstanding shares of common stock of R. H. Strasbaugh, in full discharge of all obligations under a Loan Agreement dated September 23, 2005.

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

In connection with the Series A Preferred Stock Financing, we issued a Placement Warrant to purchase 385,434 shares of our common stock to B. Riley and Co. Inc., as compensation for services rendered as placement agent in the Series A Preferred Stock Financing.  B. Riley and Co. Inc. assigned portions of its Placement Warrant to the following, each of whom is either an employee of B. Riley and Co. Inc. or an affiliate of an employee of B. Riley and Co. Inc:  Bryant Riley, Michael C. Munck, Kenneth W. Tang, The Donnelly Revocable Living Trust, The Guardi Family Trust, Thomas John Kelleher and Mary Meighan Kelleher as trustees of The Kelleher Family Trust Established January 18, 2007, Wesley Cummins, Shane Pavitt, Knut Grevle, Pete Benedict and Wyatt Carr.  B. Riley and Co. Inc. currently holds a Placement Warrant to purchase 138,756 shares of our common stock.

Pursuant to an assignment from B. Riley and Co. Inc. of its Placement Warrant to purchase 385,434 shares of our common stock, we issued a Placement Warrant to purchase 18,345 shares of our common stock to Mr. Bryant Riley, a former member of our board of directors.  Additionally, as an investor in the Series A Preferred Stock Financing, we issued to Mr. Riley 772,727 shares of our Series A Preferred Stock and an Investor Warrant to purchase 115,909 shares of our common stock.  Mr. Riley shares the power to vote or dispose of the shares beneficially owned by B. Riley and Co. Inc. with the management of B. Riley and Co. Inc.

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

Repurchase of Preferred Stock

On May 24, 2007, R. H. Strasbaugh, our wholly-owned subsidiary, repurchased from Lam Research Corporation, then a beneficial owner of 21.2% of the then issued and outstanding shares of common stock of R. H. Strasbaugh, 4,087,980 shares of R. H. Strasbaugh’s convertible preferred stock for $3,000,000.  Prior to the repurchase, Lam Research Corporation held all of the then issued and outstanding shares of Convertible Preferred Stock of R. H. Strasbaugh.

Repurchase of Common Stock and Warrants

On May 24, 2007, R. H. Strasbaugh repurchased from Agility, then a beneficial owner of 6.9% of the outstanding shares of common stock of R. H. Strasbaugh, 771,327 shares of common stock of R. H. Strasbaugh, and a warrant to purchase shares of R. H. Strasbaugh common stock for $750,000 and $450,000, respectively.  Pursuant to the warrant that was repurchased, Agility had the right to purchase 4.1% of R. H. Strasbaugh’s issued stock, on a fully diluted basis, at anytime between September 23, 2005 and September 23, 2015 at an exercise price of $0.01 per share.

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees billed to us for professional audit services rendered by Farber Hass Hurley LLP (“FHH”), for the year ended December 31, 2008.  We appointed FHH as our independent registered public accounting firm on December 9, 2008.

2008
Audit Fees	$5,100
Audit-Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-
Total	$5,100

The following table presents the aggregate fees billed to us for professional audit services rendered by Windes & McClaughry (“Windes”), our former independent accountants, for the year ended December 31, 2007:

Audit Fees	$444,095
Audit-Related Fees	-0-
Tax Fees	13,430
All Other Fees	-0-
Total	$457,525

 Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and our Registration Statement on Form S-1, including amendments thereto.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees.  Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Our Audit Committee has determined that all non-audit services provided by FHH and Windes are and were compatible with maintaining audit independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2008, all services performed by FHH were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations. During 2007, all services performed by Windes were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1), (a)(2) and (c) Financial Statements and Financial Statement Schedules

Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Consolidated Financial Statements contained on page F-1 of this Report.

(a)(3) and (b) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

STRASBAUGH AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Strasbaugh

We have audited the accompanying consolidated balance sheet of Strasbaugh (a California corporation) and subsidiary as of December 31, 2008, and the related statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strasbaugh and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP

Granada Hills, California
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Strasbaugh

We have audited the accompanying consolidated balance sheet of Strasbaugh (a California corporation) and subsidiary as of December 31, 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strasbaugh and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/ WINDES & McCLAUGHRY

Irvine, California
June 9, 2008

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$49	$1,864
Accounts receivable, net of allowance for doubtful accounts of $224 and $55 in 2008 and 2007, respectively	1,309	2,985
Investments in securities	239	244
Inventories	5,659	6,169
Prepaid expenses	264	282
Deposits and other assets	—	69
	7,520	11,613
PROPERTY AND EQUIPMENT, NET	2,150	2,384
OTHER ASSETS
Investments in securities	—	885
Capitalized intellectual property, net of amortization of $54 and $29 in 2008 and 2007, respectively	381	306
Deposits and other assets	36	—
	417	1,191
TOTAL ASSETS	$10,087	$15,188
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable	$100	$100
Accounts payable	1,231	517
Accrued expenses	1,963	2,606
Deferred revenue	217	119
	3,511	3,342
COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 10 and 12)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock (“Series A”), no par value, aggregate preference in liquidation $14,071, 15,000,000 shares authorized, 5,909,089 shares issued and outstanding	11,964	11,542
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 5,769,736 shares authorized, 4,087,980 shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized 14,201,587 issued and outstanding	56	56
Additional paid-in capital	26,803	27,926
Accumulated other comprehensive loss	(61)	—
Accumulated deficit	(32,186)	(27,678)
	(5,388)	304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$10,087	$15,188

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 31,
	2008	2007
REVENUES
Tools	$3,041	$11,703
Parts and service	6,513	7,815

NET REVENUES	9,554	19,518

COST OF SALES
Tools	2,777	7,491
Parts and service	4,331	3,906

TOTAL COST OF SALES	7,108	11,397

GROSS PROFIT	2,446	8,121

OPERATING EXPENSES
Selling, general and administrative expenses	4,429	5,961
Research and development	2,954	2,580
	7,383	8,541
LOSS FROM OPERATIONS	(4,937)	(420)

OTHER INCOME (EXPENSE)
Rental income	321	2
Interest income	35	86
Interest expense	(14)	(311)
Other (expense) income, net	87	(124)
	429	(347)
LOSS BEFORE PROVISION FOR INCOME TAXES	(4,508)	(767)

PROVISION FOR INCOME TAXES	—	10

NET LOSS	$(4,508)	$(777)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.43)	$0.28
Diluted	$(0.43)	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,202	14,281
Diluted	14,202	19,758

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

										Total
										Shareholders’
								Accumulated		Equity and
	Redeemable							Other		Redeemable
	Convertible						Additional	Comprehensive		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Stock

BALANCE, JANUARY 1, 2007	—	—	4,087,980	$8,595	13,992,828	$17	$23,409	$—	$(26,901)	$5,120
Comprehensive loss:
Net loss									(777)	(777)
Other comprehensive loss:										—
Unrealized loss on investments, net of tax of $0										—
Total comprehensive loss										(777)
Repurchase of participating preferred stock for $3,000	—	—	(4,087,980)	(8,595)	—	—	5,595	—	—	(3,000)
Issuance of common stock to CTK, net of issuance costs of $312	—	—	—	—	431,221	1	62	—	—	63
Sale of Series A redeemable convertible preferred stock, net of issuance costs of $2,311	5,909,089	10,689	—	—	—	—	—	—	—	10,689
Fair value of warrants issued (Note 11)	—	—	—	—	—	—	350	—	—	350
Repurchase of common stock	—	—	—	—	(771,327)	—	(751)	—	—	(751)
Issuance of common stock from exercise of options	—	—	—	—	548,865	38	—	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	114	—	—	114
Accretion of redeemable convertible preferred stock	—	220	—	—	—	—	(220)	—	—	—
Preferred stock dividend	—	633	—	—	—	—	(633)	—	—	—
BALANCE, DECEMBER 31, 2007	5,909,089	$11,542	—	$—	14,201,587	$56	$27,926	$—	$(27,678)	$11,846

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands, except share data)

										Total
										Shareholders’
								Accumulated		Equity and
	Redeemable							Other		Redeemable
	Convertible						Additional	Comprehensive		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Stock

BALANCE, JANUARY 1, 2008	5,909,089	$11,542	—	$—	14,201,587	$56	$27,926	$—	$(27,678)	$11,846
Comprehensive loss:
Net loss									(4,508)	(4,508)
Other comprehensive loss:
Unrealized loss on investments net of tax of $0								(61)		(61)
Total comprehensive loss										(4,569)

Series A issuance costs	—	(521)	—	—	—	—	—	—	—	(521)
Stock-based compensation expense	—	—	—	—	—	—	453	—	—	453
Accretion of redeemable convertible preferred stock	—	505	—	—	—	—	(505)	—	—	—
Preferred stock dividend accumulated	—	1,071	—	—	—	—	(1,071)	—	—	—
Preferred stock dividend paid	—	(633)	—	—	—	—	—	—	—	(633)
BALANCE, DECEMBER 31, 2008	5,909,089	$11,964	—	$—	14,201,587	$56	$26,803	$(61)	$(32,186)	$6,576

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,508)	$(777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	313
Change in allowance for doubtful accounts	169	(15)
Change in inventory reserves	1,629	(1,100)
Noncash interest expense	14	113
Stock-based compensation	453	114
Losses on sales of investment securities	6	—
Changes in assets and liabilities:
Accounts receivable	1,507	1,281
Inventories	(1,037)	1,385
Prepaid expenses	18	56
Deposits and other assets	29	67
Accounts payable	714	(521)
Accrued expenses	(657)	(335)
Deferred revenue	98	(1,082)
Accrued warrant	—	(450)
Net Cash Used in Operating Activities	(1,207)	(951)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities	—	(1,129)
Proceeds from the sale of investment securities	590	—
Proceeds from the maturity of investment securities	233	—
Purchase of property and equipment	(177)	(70)
Capitalized cost of intellectual property	(100)	(132)
Net Cash Provided by (Used in) Investing Activities	546	(1,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	—	(2,650)
Repayment of notes payable	—	(1,798)
Repurchase of participating preferred stock	—	(3,000)
Issuance of redeemable convertible preferred stock	—	12,650
Issuance cost of redeemable convertible preferred stock	(521)	(1,961)
Issuance of warrants	—	350
Proceeds from stock options exercised	—	38
Proceeds from issuance of shares in share exchange transaction	—	63
Preferred dividends paid	(633)	—
Repurchase of common stock	—	(751)
Net Cash (Used in) Provided By Financing Activities	(1,154)	2,941
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,815)	659
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,864	1,205
CASH AND CASH EQUIVALENTS, END OF YEAR	$49	$1,864
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$204
Income taxes	$—	$73
Noncash investing and financing activities:
Fair value accretion on conditionally redeemable convertible preferred stock	$505	$220
Preferred stock dividend	$1,071	$633
Unrealized loss on investments in securities	$61	$—

The accompanying notes are an integral part of these statements.

NOTE 1 – Summary of Significant Accounting Policies

The following significant accounting policies are in conformity with accounting principles generally accepted in the United States of America.  Such policies are consistently followed by Strasbaugh, a California corporation (the “Company”), in preparation of its consolidated financial statements.

Organization and Description of Business

The consolidated financial statements include the accounts of Strasbaugh, a California corporation formerly known as CTK Windup Corporation (“Strasbaugh”), and its wholly-owned subsidiary, R. H. Strasbaugh, a California corporation (“R. H. Strasbaugh,” and together with Strasbaugh, the “Company”). All material inter-company accounts and transactions have been eliminated in the consolidation.

The Company designs and manufactures precision surfacing systems and solutions for the global semiconductor, electronics, precision optics, and aerospace industries. Products are sold to customers throughout the United States, Europe, and Asia and Pacific Rim countries.

Share Exchange Transaction

On May 24, 2007, Strasbaugh completed a share exchange transaction (the “Share Exchange Transaction”) with R. H. Strasbaugh, a California corporation formerly known as Strasbaugh. Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R. H. Strasbaugh’s capital stock. In connection with the Share Exchange Transaction, Strasbaugh issued an aggregate of 13,770,366 shares of its common stock to R. H. Strasbaugh’s shareholders. The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh will be the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

Immediately prior to the consummation of the Share Exchange Transaction, CTK Windup Corporation amended and restated its articles of incorporation to effectuate a 1-for-31 reverse split of its common stock, to change its name from CTK Windup Corporation to Strasbaugh, to increase its authorized common stock from 50,000,000 shares to 100,000,000 shares, to increase its authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares have been designated Series A Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”)) and to eliminate its Series A Participating Preferred Stock. On May 17, 2007, prior to the filing of CTK Windup Corporation’s amended and restated articles of incorporation, the Company’s subsidiary, R. H. Strasbaugh (then known as Strasbaugh), amended its articles of incorporation to change its name from Strasbaugh to R. H. Strasbaugh.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company's common stock and the fair value of options and warrants to purchase common stock, inventory obsolescence, and depreciation and amortization. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable.  Throughout 2007 and most of 2008, the Company maintained cash balances in excess of federally insured limits.  With regard to cash and cash equivalents, the Company maintains its excess cash balances in checking and money market accounts at high-credit quality financial institution(s).  The Company has not experienced any significant losses in any of the short-term investment instruments we have used for excess cash balances.  The Company does not require collateral on its trade receivables.  Historically, the Company has not suffered significant losses with respect to trade accounts receivable. However, recent developments in the global economy and credit markets have caused unusual fluctuations in the values of various investment instruments. Additionally, these developments have, in some cases, limited the availability of credit funds that borrowers such as the Company normally utilize in day-to-day operations which could impact the timing or ultimate recovery of trade accounts. No assurances can be given that these recent developments will not negatively impact the Company's operations as a result of concentrations of these investments.

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses.  During the years ended December 31, 2008 and 2007, the Company’s top 10 customers accounted for 57% and 68% of net revenues, respectively.  Sales to major customers (over 10%) as a percentage of net revenues were 26% and 36% for the years ended December 31, 2008 and 2007, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company’s inability to collect receivables from these customers, could have a material adverse effect on the Company’s financial condition and results of operations.  As of December 31, 2008 and 2007, the amount due from the major customers (over 10%) discussed above represented 5% and 21% of total accounts receivable, respectively.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Product Warranties

The Company provides limited warranty for the replacement or repair of defective products at no cost to its customers within a specified time period after the sale.  The Company makes no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing.  The Company estimates the costs that may be incurred under its limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date.  Warranty claims costs are not material given the nature of the Company’s products and services which normally result in repairs and returns in the same accounting period.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate their fair values.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments.  The carrying values of the notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

The Company's investments are comprised of available for sale securities with a carrying amount of $239,000 at December 31, 2008.  The Company's financial assets that are measured at fair value on a recurring basis are comprised of fixed income available for sale securities at December 31, 2008.  The fair value of these financial assets was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income available-for-sale securities	239,000	—	239,000	—
Total	$239,000	$—	$239,000	$—

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

NOTE 1 – Summary of Significant Accounting Policies (continued)

Segment Information

The Company’s results of operations for the years ended December 31, 2008 and 2007 represent a single segment referred to as global semiconductor, and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries.  Export sales represent approximately 29% and 42% of sales for the years ended December 31, 2008 and 2007, respectively.

The geographic breakdown of the Company’s sales was as follows:
	For the Year Ended
	December 31,
	2008	2007

United States	71%	58%
Europe	19%	23%
Asia and Pacific Rim countries	10%	19%

The geographic breakdown of the Company’s accounts receivable was as follows:

	December 31,
	2008	2007
United States	43%	50%
Europe	21%	42%
Asia and Pacific Rim countries	36%	8%

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are due from companies operating primarily in the global semiconductor, electronics, precision optics, and aerospace industries located throughout the United States, Europe, and Asia and Pacific Rim countries.  Credit is extended to both domestic and international customers based on an evaluation of the customer’s financial condition and, generally collateral is usually not required.  For international customers, additional evaluation steps are performed, where required, and more stringent terms, such as letters of credit, are used as necessary.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

The Company estimates an allowance for uncollectible accounts receivable.  The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors.  These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected.  Management believes that the allowance for doubtful accounts at December 31, 2008 is reasonably stated.

Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity.  Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Consolidated Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity (deficit).

At December 31, 2007, the short-term investments held to maturity included certificates of deposits maturing in over 90 days and less than one year. The Company’s other investments have maturity dates generally from 2 to 10 years, are classified as available for sale and are included in current assets at December 31, 2008 because the investments will likely be sold prior to maturity and within one year from the balance sheet date. The Company had realized losses on the sales of securities of $6,000 during the year ended December 31, 2008, and no realized gains or losses on sales of securities in 2007.  The Company’s unrealized losses on investments in securities at December 31, 2008 and 2007 were $61,000 and $0, respectively.  Investments in securities, by major security type, were as follows:

	December 31, 2008
	Aggregate Fair Value	Cost Basis	Unrealized Gain (Loss)
Corporate debt securities	$118,000	$125,000	$(7,000)
Municipal and State debt securities	121,000	175,000	(54,000)
	$239,000	$300,000	$(61,000)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Investments in Securities (continued)

	December 31, 2007
	Aggregate Fair Value	Cost Basis	Unrealized Gain (Loss)
Certificates of deposit	$244,000	$244,000	$—
U.S. government debt securities	437,000	436,000	1,000
Corporate debt securities	49,000	49,000	—
Municipal and State debt securities	399,000	400,000	(1,000)
	1,129,000	1,129,000	—
Investments, current	244,000	244,000	—
Investments, noncurrent	$885,000	$885,000	$—

Inventories

Inventories are maintained on the first-in, first-out method and are stated at the lower of cost or market based on the lower of replacement cost or net realizable value.  Costs include material, labor and overhead required in the warehousing and production of the Company’s products.  Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of estimated future production needs.

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

NOTE 1 – Summary of Significant Accounting Policies (continued)

Intellectual Property

During 2006, the Company changed its policy of expensing direct legal costs associated with the application and successful defense of patents as incurred, and began capitalizing and expensing these costs over the life of the patents, not to exceed 15 years.  Approximately $100,000 and $132,000 of such costs were capitalized during the years ended December 31, 2008 and 2007, respectively. Amortization expense for these patent costs totaled $25,000 and $18,000 during the years ended December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management has evaluated its long-lived assets and has not identified any impairment at December 31, 2008 and 2007.

Deferred Revenue

Deferred revenue represents service contract revenue which is deferred and recognized ratably over the life of the service contract, which is generally one year.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that, under GAAP are excluded from net income (loss).  For the years ended December 31, 2008 and 2007, the Company’s accumulated other comprehensive losses consisted of unrealized losses on investments in securities totaling $61,000 and $0, respectively.

Revenue Recognition

The Company derives revenues principally from the sale of tools, parts and services.  The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured.  Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.  The Company recognizes revenue upon shipment of products or performance of services and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs.  Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Generally, the Company obtains a non-refundable down-payment from the customer.  These fees are deferred and recognized as the tool is shipped.  All sales contract fees are payable no later than 60 days after delivery and payment is not contingent upon installation.  In addition, the Company’s tool sales have no right of return, or cancellation rights.  Tools are typically modified to some degree to fit the needs of the customer and, therefore, once a purchase order has been accepted by the Company and the manufacturing process has begun, there is no right to cancel, return or refuse the order.

The Company has evaluated its arrangements with customers and revenue recognition policies under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and determined that its components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  The Company’s revenue recognition policies for its specific units of accounting are as follows:

Tools – The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

Parts – The Company recognizes revenue when the parts are shipped.

Service – Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years.  Maintenance contracts are separate components of revenue and not bundled with our tools.  If a customer does not have a maintenance contract, then the customer is billed for time and material and the Company recognizes revenue after the service has been completed.

Upgrades – The Company offers a suite of products known as “enhancements” which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools.  These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades.  The Company recognizes revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when the Company completes the installation of the upgrade parts and/or software on the customer’s equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer’s equipment with new or modified parts and/or software. After installation of the upgrade, the Company has no further obligation on the contracts, other than standard warranty provisions.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company includes software in its tools.  Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately.  The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, the Company has no additional obligations relative to the software.  However, software modifications may be included in tool upgrade contracts. The Company’s software is incidental to the tool contracts as a whole.  The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or the Company to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized.  The revenue recognition requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectability is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

Installation of a tool occurs after the tool is completed, tested, formally accepted by the customer and shipped.  The Company does not charge the customer for installation nor recognize revenue for installation as it is an inconsequential or perfunctory obligation and it is not considered a separate element of the sales contract or unit of accounting. If the Company does not perform the installation service there is no effect on the price or payment terms, there are no refunds, and the tool may not be rejected by the customer. In addition, installation is not essential to the functionality of the equipment because the equipment is a standard product, installation does not significantly alter the equipment’s capabilities, and other companies are available to perform the installation. Also, the fair value of the installation service has historically been insignificant relative to the Company’s tools.

Research and Development

Costs related to designing and developing new products are expensed as research and product development expenses as incurred.  Research and development expenses totaled approximately $2,954,000 and $2,580,000 for the years ended December 31, 2008 and 2007, respectively.

Shipping Costs

During the years ended December 31, 2008 and 2007, freight and handling amounts incurred by the Company totaled approximately $63,000 and $68,000, respectively, and are included in the cost of sales.  Freight and handling fees billed to customers of approximately $7,000 and $6,000 are included in revenues for the years ended December 31, 2008 and 2007, respectively.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) also established accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  One such change was the elimination of the minimum-value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations.  Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company’s stock, implied volatilities from traded options on the company’s stock and other factors.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature.

The provisions of SFAS No. 123(R) were effective for and adopted by the Company as of January 1, 2006. Prior to the adoption, the Company was using the intrinsic-value method of accounting for stock based compensation pursuant to APB Opinion No. 25. Required pro-forma information was presented under the fair value method using a Black-Scholes option-pricing model pursuant to SFAS No. 123. The adoption of SFAS No. 123(R) was made using the prospective transition method. Under this method, the statement applies to new awards and awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of effective date is recognized as the requisite service is rendered.  The adoption of SFAS No. 123(R) did not have a significant impact on the Company’s results of operations, income taxes or earnings per share.

Foreign Currency Transactions

The accounts of the Company are maintained in U.S. dollars.  Transactions denominated in foreign currencies are recorded at the rate of exchange in effect on the dates of the transactions.  Balances payable in foreign currencies are translated at the current rate of exchange when settled.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of outstanding common shares for the period.  Diluted net income per share is computed by using the treasury stock method and dividing net income available to common stockholders, plus the effect of assumed conversions (if applicable), by the weighted-average number of outstanding common shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase, and convertible preferred stock, if any.

NOTE 1 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

For the year ended December 31, 2007, in accordance with EITF Topic D-53: “Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” the computation of net income available to common shareholders includes the excess of the carrying value of the Company’s preferred stock repurchased during the period over its carrying value.

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share are as follows:

	For the Year Ended
	December 31,
	2008	2007
Numerator:
Net loss	$(4,508,000)	$(777,000)
Preferred stock accretion	(505,000)	(220,000)
Preferred stock dividend	(1,071,000)	(633,000)
Excess of carrying value of preferred stock over cash paid upon redemption	—	5,595,000
Net (loss) income available to common shareholders – basic	(6,084,000)	3,965,000
Adjustment to net (loss) income for assumed conversions	—	853,000
Net (loss) income available to common shareholders – diluted	$(6,084,000)	$4,818,000
Denominator:
Shares outstanding, beginning	14,201,587	13,992,828
Weighted-average shares issued	—	287,871
Weighted-average shares outstanding – basic	14,201,587	14,280,699
Effect of dilutive securities
Weighted-average preferred stock outstanding	—	5,195,613
Weighted-average warrants outstanding (Notes 6 and 9)	—	227,918
Weighted-average options outstanding	—	53,833
	—	5,477,364
Weighted-average shares outstanding—diluted	14,201,587	19,758,063

NOTE 1 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

For the year ended December 31, 2008, the Company has excluded from the computation of diluted loss per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,327,416 shares issuable upon exercise of outstanding stock options because the Company had a loss from continuing operations for the periods and to include the representative share increments would be anti-dilutive. Accordingly, for the year ended December 31, 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2007, the 1,271,797 shares issuable pursuant to outstanding warrants and 1,452,205 shares issuable upon the exercise of outstanding stock options were not included in the computation of diluted earnings per common share for the period because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on dilutive earnings per common share would have been anti-dilutive.

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

Series A Preferred Stock and Warrants

The Company evaluates its Series A Preferred Stock and Warrants (as defined in Note 10) on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Supplemental Disclosure of Cash Flow Information

Additional information to the statements of cash flows with regard to certain noncash investing and financing transactions includes inventory transferred from property and equipment of $82,000 for the year ended December 31, 2008, inventory transferred to property and equipment of $660,000 in 2007.  Inventory is transferred at the lower of cost, market or net book value and is depreciated over its useful life once transferred to property, plant and equipment.  These items are typically tools used for testing, demonstrations and on-going engineering and are sometimes sold as used tools to customers in the future as needed.

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FASB Staff Position ("FSP") clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS No. 154, "Accounting Changes and Error Corrections," paragraph 19). The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this statement has not had a significant impact on the Company's financial condition, cash flows or results of operations.

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

In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150.  Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

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

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The adoption of FSP EITF Issue No. 00-19-2 had a material effect on the Company’s financial position, cash flows, and results of operations as the Company accrued costs totaling $223,000 and $208,000 towards this expense as of December 31, 2008 and 2007, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of FSP No. 157-2 may have on the Company’s financial statements.

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be booked as a tax expense in the current year and recognized as:  a liability for unrecognized tax benefits; a reduction of an income tax refund receivable; a reduction of deferred tax asset; an increase in deferred tax liability; or a combination thereof.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 has had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock."  EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF Issue No. 07-5 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.  Paragraph 11(a) of SFAS No. 133 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments.

The Company’s convertible Series A Preferred Stock (Note 10) has been recognized as “temporary equity,” or outside of permanent equity and liabilities, in the Company’s statement of financial position.  The Series A Preferred Stock does not meet the definition of mandatorily redeemable under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with ASR 268 and EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.”  The two embedded features in the Series A Preferred Stock did not require bifurcation under SFAS No. 133 since the conversion feature met the paragraph 11(a) scope exception and the applicable criteria in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the paragraph 12 (a) criteria requiring bifurcation.  Since there was no bifurcation of the embedded features there was no separate accounting for those features.

The Investor Warrants (Note 10) have been recognized as permanent equity in the Company’s statement of financial position.  The Investor Warrants were classified as permanent equity because they met the paragraph 11(a) scope exception in SFAS No. 133 and all of the criteria in EITF Issue No. 00-19.  However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

EITF Issue No. 07-5 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares.

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

Accordingly, under the provisions of EITF Issue No. 07-5 the embedded conversion feature in the Company’s Series A Preferred Stock (the “Series A Conversion Feature”) and the Investor Warrants are not considered indexed to the Company’s stock because future equity offerings (or sales) of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  As a result of the settlement provisions in the Company’s Series A Conversion Feature and the application of EITF Issue No. 07-5, effective January 1, 2009, the Series A Conversion Feature will no longer qualify for the paragraph 11(a) scope exception in SFAS No. 133, and is required to be bifurcated from its host, in accordance with paragraph 12 of SFAS No. 133, and accounted for as a derivative instrument.  Also, as a result of the settlement provision in the Investor Warrants and the application of EITF Issue No. 07-5, effective January 1, 2009, the Investor Warrants will no longer qualify for the paragraph 11(a) scope exception in FAS 133, and are required to be accounted for as derivatives.  In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in EITF Issue No. 07-5 indicating that an instrument considered indexed to its own stock is evaluated under the provisions of EITF Issue No. 00-19 to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity’s own stock then equity classification is precluded.  Accordingly, effective January 1, 2009 the Company’s Series A Conversion Feature and Investor Warrants will be recognized as liabilities in the Company’s consolidated balance sheet.

In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle will be recognized as an adjustment to the opening balance of the Company’s equity on January 1, 2009.  The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment will be determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued.  The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract Topic D-98.  In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature will be bifurcated from the host instrument and recognized as a liability on the Company’s consolidated balance sheet.  The Investor Warrants will also be recognized at fair value as a liability on the Company’s consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, will be recognized as a discount to the Series A Preferred Stock host.  The discount will be accreted to the Series A Preferred Stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.  In addition, in accordance with SFAS No. 133, the Series A Conversion Feature liability and the Investor Warrant liability will be remeasured at fair value at the end of each period with the changes in fair value reported in earnings.

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

The implementation of EITF No. 07-5, and the resulting change in accounting principle will have a material impact on the Company’s statement of financial position as the liability position will increase substantially, the temporary equity will be substantially reduced, and the Company’s negative balance in permanent equity will increase.  The future results of operations and earnings per share could be significantly impacted as a result of the gains and losses on the remeasurement of the Series A Conversion Feature and Investor Warrants.  Future earnings per share will also be affected by the additional accretion resulting from a larger discount on the Series A Preferred Stock host.  These changes will not affect the Company’s debt covenants as the Series A Preferred Stock and warrants are defined as equity in the debt agreements.

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early application is not permitted.

NOTE 2 – Management’s Plans

For the year ended December 31, 2008, the Company had a net loss of approximately $4,508,000 and as of December 31, 2008, the Company had an accumulated deficit of approximately $32,186,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses.  Additionally, the decline in the semiconductor industry during 2007 and 2008 has added to those losses as revenues declined.

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

The Company has a $7.5 million line of credit with Silicon Valley Bank (“SVB”) that expires on December 4, 2009. The Company was not in compliance with all of the covenants in the agreements as of December 31, 2008.  At December 31, 2008 and at certain times during 2008 the Company was not in compliance with the Quick Ratio covenant (Note 5). There are no amounts outstanding under the credit facility, and management believes that, barring unforeseen events, there will be no need to utilize the credit facility in the foreseeable future.

The Company has been in negotiations with SVB as to extension of the SVB Credit Facilities, but we do not anticipate that we will agree on an extension.  If no such extension is agreed, we will attempt to secure an alternative credit facility. However, because of the condition of the credit markets, we cannot be sure that an alternative credit facility will be available to us.

NOTE 3 – Inventories

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$5,562,000	$5,876,000
Work-in-process	2,156,000	2,212,000
Finished goods	1,537,000	48,000
	9,255,000	8,136,000
Inventory Reserves	(3,596,000)	(1,967,000)
	$5,659,000	$6,169,000

At December 31, 2008, finished goods inventory includes two tools shipped prior to year end which were in-transit at year end and had not been accepted by the customer.

NOTE 4 – Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2008	2007
Buildings and improvements	$2,283,000	$2,198,000
Shop and lab equipment	6,012,000	6,399,000
Transportation equipment	166,000	166,000
Furniture and fixtures	1,113,000	1,106,000
Computer equipment	2,326,000	2,326,000
	11,900,000	12,195,000
Less: accumulated depreciation and amortization	(9,750,000)	(9,811,000)
	$2,150,000	$2,384,000

Depreciation expense totaled approximately $335,000 and $295,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 – Line of Credit

The Company had a line of credit agreement (“Loan Agreement”) and guaranty agreement (“Exim Agreement”) with a bank through February 2007. The agreements were secured by substantially all of the Company’s assets. The borrowing amounts under the agreements were based on eligible accounts receivable. The agreements allowed the Company to borrow up to $3 million at the prime rate plus 3.5% under the Loan Agreement and $500,000 at the prime rate plus 4% under the Exim Agreement. In addition, the Company paid an administrative fee of 0.5% of the face amount of each receivable when first financed under both of the agreements. Both agreements included affirmative, negative and financial covenants. The notes payable to the majority stockholder were subordinated to these agreements (See Note 5). These agreements were amended and renewed at various times during 2007 to increase the Company’s credit line from $3.5 million to $7.5 million and to extend the term of the credit facility to October 16, 2007. Upon expiration, all amounts due under these agreements were paid in full.

NOTE 5 – Line of Credit (continued)

On December 4, 2007, the Company entered into two Loan and Security Agreements with Silicon Valley Bank providing for a credit facility in the aggregate amount of $7.5 million (the “SVB Credit Facilities”). The first component, the “EXIM Facility” provides for a two-year $2.5 million revolving line of credit, secured by substantially all of the Company’s assets, that requires the Company to obtain a guarantee from the Export Import Bank of the United States of the credit extensions under the agreement before a credit extension will be made. The second component of the SVB Credit Facility (the “Non-EXIM Facility”) is a two-year, revolving line of credit secured by substantially all of the Company’s assets pursuant to which the Company can borrow up to $7.5 million less the principal balance borrowed under the EXIM Facility. The guarantee from Export Import Bank of the United States must be in full force and effect throughout the term of the EXIM Facility and so long as any credit extensions under the EXIM Facility are outstanding. The Company will be in default under the EXIM Facility if the EXIM guaranty ceases to be in full force and effect as required by the Loan and Security Agreement applicable to the EXIM Facility. Events of default under either of the SVB Credit Facilities will constitute an event of default on the other SVB Credit Facility.

The SVB Credit Facilities are subject to various financial covenants, applicable to the Company and its subsidiary, R.H. Strasbaugh, on a consolidated basis, including the following: the ratio of certain assets to current liabilities (the “Quick Ratio”), measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0.  The facilities define the Company’s equity position to include the Series A Redeemable Convertible Preferred stock regardless of its classification on the balance sheet.

At December 31, 2008 and at certain times during 2008 the Company was not in compliance with the Quick Ratio covenant.  However, there are no amounts outstanding under the credit facility.   The Company has been in negotiations with SVB as to extension of the SVB Credit Facilities, but we do not anticipate that we will agree on an extension.  If no such extension is agreed, we will attempt to secure an alternative credit facility. However, because of the condition of the credit markets, we cannot be sure that an alternative credit facility will be available to us.

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

NOTE 6 – Notes Payable

The Company had a note payable to Agility Capital, LLC (“Agility”) which was secured by substantially all of the Company’s assets. The note was payable in monthly installments of $55,000 including interest at 12%, with the balance due in September 2007. The note was paid in full for $762,000 in May 2007.

NOTE 6 – Notes Payable (continued)

In addition, the Company had a subordinated unsecured note payable to a majority Stockholder which was payable in monthly interest-only payments at the prime rate plus 1%. The note was originally due in February 2007 and was subsequently extended until June 2007. The outstanding balance on the note and the unpaid accrued interest totaling approximately $747,000 was paid in full in May 2007.

The Company had unsecured notes payable totaling $100,000 at December 31, 2008 and 2007.

NOTE 7 – Agility Warrant

During 2005, the Company issued a warrant to Agility (the “Agility Warrant”), in connection with a financing transaction (Note 6). Pursuant to APB No. 14, the fair value of the warrant was allocated as a discount to the new debt. The values for each security were determined separately, based on their values at the time of issuance, and the debt discount was computed by comparing the value attributed to the debt securities with the face value of the debt.

The Agility Warrant allowed the holder to purchase up to 4.1% of the Company’s equity on a fully-diluted basis at $0.01 per share. The warrant also contained a provision that could have required the Company to cash settle the warrant for $450,000 if the Company did not receive at least $5 million of net proceeds from the sale or issuance of its equity securities on or before September 16, 2007. The shares underlying the warrant vested upon issuance and the warrant was to expire in September 2017.  The warrant was repurchased by the Company in May 2007 for its carrying value of $450,000.

NOTE 8 – Commitments and Contingencies

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

NOTE 8 – Commitments and Contingencies (continued)

Lease Commitments (continued)

The Company leases a postal mailing system under a noncancelable operating lease, which expired in December 2008.  The Company also leased a sales facility in Tokyo, Japan, under an agreement which expired in April 2007.  The Company extended the lease on a month-to-month basis and then terminated the lease in June 2007.  There are no leases with a term in excess of one year as of December 31, 2008.

Rent expense under the Company’s operating leases totaled approximately $1,014,000 and $1,020,000 for the years ended December 31, 2008 and 2007, respectively, of which approximately $1,000,000 was related to the shareholder lease for each year.

Sublease Agreement

The Company entered into two sublease agreements with unaffiliated third parties during 2008.  The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010 and the second agreement provides for monthly rent of approximately $11,000 and expires July 31, 2011.  Rental income totaled approximately $321,000 for year ended December 31, 2008.

Litigation

The Company is a party to an action filed by April Paletsas, former wife of Alan Strasbaugh, Chairman and a significant shareholder of the Company, requesting a declaration by the court that its subsidiary, R. H. Strasbaugh, is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering its corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious.

The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. Mr. Strasbaugh has until May 5, 2009 in which to complete his purchase of the property.

The Company does not have a lease for its premises, except for a holdover month-to-month tenancy at this time. Although, management believes that purchase of the property by Mr. Strasbaugh, if consummated, may resolve the claim relating to roof maintenance, that claim remains pending.

On or about August 15, 2006, John Rzezuski filed a complaint in the Commonwealth of Massachusetts Superior Court against R. H. Strasbaugh alleging negligence and breach of implied warranty.  Mr. Rzezuski alleges that he was injured while using a product we designed, manufactured and sold to Mr. Rzezuski’s employer.  Mr. Rzezuski demands a judgment in an amount sufficient to compensate him for his losses and damages but does not allege with specificity his injuries or the relief sought. The Company’s insurance carrier assumed the defense of this action, and settled it within the policy limits.

NOTE 8 – Commitments and Contingencies (continued)

Litigation (continued)

The Company is subject to various lawsuits and claims with respect to such matters as product liabilities, employment matters and other actions arising out of the normal course of business. While the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of Company management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial condition or results of operations.

NOTE 9 – Stock Compensation Plans

2000 Stock Option Agreement —R. H. Strasbaugh

During 2000, the board of directors of R. H. Strasbaugh granted options to purchase 1,646,557 shares of R. H. Strasbaugh common stock at an exercise price of $.07 per share to four vice presidents.  The options were subject to a number of restrictions as defined in the agreement, including a buy-sell provision with R. H. Strasbaugh.  The options expire ten years from the date of issuance and automatically cancel 30 days after termination, as defined in the agreements.  At January 1, 2007, there were 548,866 options outstanding under the plan with an expiration date of December 31, 2007, which were exercised on February 6, 2007.  There was no compensation expense related to the Company’s 2000 Stock Option Agreement in 2008 or 2007.

The status of the options under this plan is summarized below:

	Shares	Average Price	Intrinsic Value
Outstanding at January 1, 2007	548,866
Exercises on February 6, 2007	(548,866)	$0.07	$0.00
Outstanding at December 31, 2007	—

2007 Share Incentive Plan

In February 2007, the Company established the 2007 Share Incentive Plan (the “2007 Plan”), under which 2,000,000 shares of the Company’s common stock are available for issuance. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors.

The 2007 Plan provides for the granting of options, restricted stock awards, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards, or equity awards, made to executive officers and non-employee board members, as well as to all other eligible individuals.

NOTE 9 – Stock Compensation Plans (continued)

2007 Share Incentive Plan (continued)

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

On May 24, 2007, the Compensation Committee granted stock options to purchase an aggregate of 1,375,000 shares of common stock with an exercise price of $1.71 per share.  On April 25, 2008, options to purchase 36,000 shares of common stock with an exercise price of $1.50 per share, and on August 1, 2008, options to purchase 40,836 shares of common stock with an exercise price of $1.38 per share, were granted to certain members of the Company's board of directors under the 2007 Plan.  In addition, on October 10, 2008, options to purchase 5,000 shares of common stock with an exercise price of $1.20 per share, were granted to new employees under the 2007 Plan.  The options expire ten years from the date of issuance and vest over a period of three years. The fair values of options granted were calculated using the Black-Scholes option pricing model and the following:

	December 31,
	2008	2007
Options granted	81,836	1,375,000
Weighted-average stock price	$1.42	$1.71
Weighted-average exercise prices of stock options	$1.42	$1.71
Assumptions:
Weighted-average expected volatility	49%	48%
Weighted-average expected term (in years)	6.5 years	6.5 years
Risk-free interest rate	3.41%	4.81%
Expected dividend yield 0%	0%	0%

The $1.71 exercise price of the May 24, 2007 option grants was determined based on the market price of the Company’s stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company’s common stock at the close of regular hours trading on the Pink Sheets(R) on that date, as the price was reported by the National Association of Securities Dealers, multiplied by 31 to reflect the 1-for-31 reverse stock split that occurred on the same date. The volatility for options granted in 2007 has been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected life of the options has been determined utilizing the “simplified” method as prescribed by SAB No. 110, “Share-Based Payment.”

NOTE 9 – Stock Compensation Plans (continued)

2007 Share Incentive Plan (continued)

The exercise prices of the options granted in 2008 were determined based on the market price of the Company's stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company's common stock at the close of regular hours trading on the Pink OTC Markets on that date, as the price was reported by the National Association of Securities Dealers.  The volatility and expected life for the options granted in 2008 have been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms.  The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

The risk-free interest rate for all option grants is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield for all option grants is assumed to be zero.  In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company uses estimated annual forfeiture rates ranges from 0% to 29% based on classifications such as director grants and grants to different categories of employees.  We revise those estimates based on actual results taking into account cancellations related to terminations, as applicable to each classification. The estimation of actual forfeiture experience within each classification requires judgment. When our revised estimates result in a change to the number of options expected to vest, we record an adjustment in the current period.

The status of the options under the 2007 Plan is summarized below:

	Shares	Weighted-Average Price	Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	—	—	$—
Granted	1,375,000	$1.71
Forfeited	(37,000)	$1.71
Outstanding at December 31, 2007	1,338,000	$1.71		$—
Granted	81,836	$1.42
Forfeited	(92,420)	$1.71
Outstanding at December 31, 2008	1,327,416	$1.69		$—
Vested and expected to vest at December 31, 2008	1,194,606	$1.69		$—
Exercisable at December 31, 2008	415,193	$1.71	8.6	$—

NOTE 9 – Stock Compensation Plans (continued)

2007 Share Incentive Plan (continued)

The weighted average grant-date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.63 and $0.93, respectively.  As of December 31, 2008 there were 691,456 shares vested under the 2007 Plan.

As of December 31, 2008, a total of 672,584 common shares were available for future grants under the Company’s 2007 Plan.

The share based compensation expense was $453,000 and $114,000 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, share-based compensation expense totaling approximately $342,000 was included in selling, general and administrative expenses, approximately $64,000 was included in research and development expenses and approximately $47,000 was included in cost of sales.  Stock-based compensation costs capitalized as part of the cost of inventory was insignificant in 2008 and 2007.  Compensation cost on non-vested awards that has not yet been recognized through December 31, 2008 and is expected to be recognized is as follows:

Year Ending December 31,
2009	$362,000
2010	153,000
2011	7,000
$522,000

NOTE 10 - Redeemable Convertible Series A Preferred Stock

Series A Preferred Stock Financing

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13 million.

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of our common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of December 31, 2008, the shares of Series A Preferred Stock have not been subject to forced conversion.  The holders of Series A Preferred Stock vote together as a single class with the holders of the Company’s other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in our articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

The carrying amount of the Series A Preferred Stock is its fair value of approximately $10,168,000. The fair value at the issuance date was the gross proceeds from the sale of the securities less issuance costs of approximately $2,832,000. The issuance costs included approximately $2,482,000 of direct incremental costs of the issuance including legal, investment banking commissions, registration fees, as well as the fair value of warrants issued in connection with the financing totaling approximately $350,000.

The changes in the redemption value of the Series A Preferred Stock are accreted over the period from the date of issuance to the earliest redemption date (May 24, 2012) using the interest method. The accretion of unpaid dividends and issuance costs for the year ended December 31, 2008 and 2007 was approximately $1,576,000 and $853,000, respectively.

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): A financial instrument issued in the form of shares that is mandatorily redeemable--that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Management of the Company has determined the redemption feature of the Series A Preferred Stock has a “condition” to redemption which means it is not mandatorily redeemable and is not within the scope of SFAS No. 150 for the first 5 years, and should be treated as “temporary equity,” outside of permanent equity and below liabilities and in accordance with EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.” Under the terms of the Series A Preferred Stock, the holders have the right, but not the obligation to convert their shares into common stock, whether or not registered, and because the redemption is conditional, contingent upon the holder’s not exercising its option to convert into common shares, the Series A Preferred Stock does not meet the definition of mandatorily redeemable in accordance with SFAS No. 150. Recent guidance from the Commission states the staff will no longer accept liability classification for financial instruments (or host contracts) that meet the conditions for temporary equity classification under ASR 268 and Topic D-98.  Consistent with Commission Regulation S-X, Articles 5-02, 7-03, and 9-03, these financial instruments should be classified on the balance sheet between captions for liabilities and shareholder’s equity.

The Company also evaluated the conversion and redemption features for potential embedded derivatives in accordance with SFAS No. 133 and determined that accounting for potential embedded derivatives is not required with respect to its Series A Preferred Stock. The redemption feature is considered clearly and closely related to the host contract, and the conversion feature is considered to be (i) indexed to the Company’s stock and (ii) classified in shareholders equity in its statement of financial position. In each case SFAS No. 133 does not require separation of the feature as an embedded derivative. SFAS No. 133 defines derivative instruments as a financial instrument or other contract with all three of the following characteristics:

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

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

SFAS No. 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments. The Statement requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met. The Statement also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

The Company has evaluated the redemption feature and determined that the economic characteristics and risks are clearly and closely related to the host primarily because the host contract contains no residual equity interest and is therefore considered more akin to debt.

The Company believes that the conversion feature in its Series A Preferred Stock meets the conditions specified in paragraphs 6-10 of SFAS No. 133 to be considered a potential embedded derivative instrument. However, the Company believes the conversion feature should not be considered a derivative instrument based on the guidance in paragraph 11 of SFAS No. 133 regarding contracts that should not be considered and accounted for as derivative instruments including contracts issued or held by that reporting entity that are both (i) indexed to its own stock and (ii) classified in stockholders’ equity in its statement of financial position.

EITF Issue No. 00-19 provides guidance in determining whether an embedded derivative would be classified in stockholders’ equity in accordance with SFAS No. 133 if it were freestanding. In analyzing the conditions necessary for equity classification in paragraphs 12-32 of EITF Issue No. 00-19, the Company considered that there are no provisions in the Series A Preferred Stock that could require net-cash settlement, the Company may settle the contract in unregistered shares, the number of shares issuable under the conversion option are fixed, and there are sufficient authorized and unissued shares available to settle the contract after consideration of all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding, there are no provisions in the conversion option indicating rights that rank higher than those of the common stockholders, and there is no requirement to post collateral.

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

The Company also considered that the Series A Preferred Stock contains standard antidilution provisions and provisions that are solely within the control of the Company. EITF Issue No. 00-19, states that instruments that contain “standard” antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option. The Series A Preferred Stock also contains a provision that if the Company makes certain equity offerings in the future at a price lower than the conversion price, the conversion ratio would also be adjusted for dilution. However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect conversion of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings. The Series A Preferred also contains a buy-in provision that in the event the Company fails to deliver to the holder the required number of shares upon exercise the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price. This provision is similar to giving the Company the option to settle in shares or in cash, as the Company may settle the conversion shares at any time with authorized and unregistered shares and delivery is solely in the control of the Company.

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

Warrants

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants (“Investor Warrants”) to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants (“Placement Warrants”) to purchase an aggregate of 385,434 shares of common stock. The Investor Warrants and the Placement Warrants are collectively referred to as the “Warrants.” The Investor Warrants and the Placement Warrants have an exercise price of $2.42 per share. The Investor Warrants are exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007. The Company determined the $350,000 fair value of the Warrants, using the Black-Scholes option-pricing model, utilizing a volatility factor of 48%, risk-free interest rate of 4.81%, an expected life of five years and a fair value per share of the Company’s common stock of $1.71 on the date issued.

The Warrants contain cashless exercise features which could require the Company to issue fewer shares to the holder, but without cash payment, under a net-share settlement formula. The number of shares issuable under the cashless exercise feature is based on a formula that considers the excess of the market value of the Company’s common stock on the exercise date over the stated exercise price, as defined in the Warrant.

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Warrants (continued)

The exercise price and number of Warrant Shares issuable upon exercise of the Warrants are subject to adjustment from time to time for (i) stock dividends and splits, and (ii) “fundamental transactions” including a merger or consolidation, any sale of all or substantially all of the Company’s assets, any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is effectively converted into or exchanged for other securities, cash or property. In the case of a fundamental transaction, the Warrant holders will be entitled to rights equivalent to the common shareholders as if the Warrant Shares were issued immediately prior to the fundamental transaction. The Investor Warrants also provide that if the Company offers or sells stock in subsequent equity sales at a price below the Warrant exercise price then in effect, then the number of Warrant Shares issuable will be increased such that the aggregate exercise price of the Warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (the “Reset Provisions”).

The Placement Warrants include “piggyback” registration rights. In addition, each holder of the Placement Warrants is either an “accredited investor” as defined in Rule 501(a) under the Securities Act or a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act. The Warrants may be transferred by the original holder to any other Person provided such Person is an “accredited investor” as defined in Rule 501(a).

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

In order to assess the accounting treatment of the Warrants, management analyzed the terms of the Warrants and considered the provisions of paragraphs 10 through 32 of EITF Issue No. 00-19 which discuss the conditions necessary for a derivative indexed to, and potentially settled in, a company’s own stock to be classified in shareholders’ equity. Management’s determination that the Warrants are appropriately classified as shareholders’ equity included the following principal considerations:

●
The Company can settle the Warrants in unregistered shares (although under the registration rights agreement, commercially reasonable efforts are to be made to register the shares and maintain the effectiveness of the registration statement for a stated period of time);

●
The Company has sufficient authorized but unissued shares of common stock available to settle the Warrants after considering all other commitments that may require the issuance of shares of common stock during the period the Warrants could remain outstanding;

●	There is no requirement in the Warrants to post collateral at any point or for any reason;

●	There are no required cash payments to the Warrant holders;

NOTE 10 - Redeemable Convertible Series A Preferred Stock (continued)

Warrants (continued)

●	There are no provisions in the Warrants that indicate the Warrant holders have rights that rank higher than those of the shareholders of the common stock underlying the Warrants; and

●
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

Management also considered that the Warrants contain standard antidilution provisions and provisions that are solely within the control of the Company. EITF Issue No. 00-19 states that instruments that contain “standard” antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option. The Investor Warrant Reset Provision could increase the number of shares issuable in the event of certain equity offerings in the future. However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect the exercise of its convertible securities and warrants and must control the number of shares issuable on conversion.  Additionally, the Company has no plans to make such future equity offerings. The Warrants also contain a buy-in provision that in the event the Company fails to deliver to the Warrant holder the required number of shares upon exercise, the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price. This provision is similar to giving the Company the option to settle in shares or in cash, as the Company may settle the warrant shares at any time with authorized and unregistered shares and delivery is solely in the control of the Company.

Accordingly, management believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the Warrants and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19.

Management determined there is no beneficial conversion feature related to the Series A Preferred Stock. Consistent with guidance in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF Issue No. 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” management determined there is no beneficial conversion feature as the fair value of the underlying common stock was less than the conversion price.

NOTE 11 - Stockholders’ Equity

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

Registration Rights Agreement

The Company is obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the Commission, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations required, among other things, that a registration statement be declared effective by the Commission on or before October 6, 2007. As the Company was unable to meet this obligation in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, the Company is required to pay to each investor liquidated damages equal to 1% per month of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company’s Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million.  However, the Company is not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”

NOTE 11 - Stockholders’ Equity (continued)

Registration Rights Agreement (continued)

In accordance with FSP EITF Issue No. 00-19-2, on the date of the private offering the Company reviewed the terms of the registration rights agreements, and as of that date, management believed that the Company would meet all of the required deadlines under the agreement. However, as of December 31, 2007, management believed it is probable that penalties under the agreement would be incurred and accrued $208,000 of expense related to the Company’s registration rights agreement calculated based on the terms of the agreement and the number of shares included in the latest registration statement filing as of that date. The agreement also includes a provision for interest to accrue at a rate of 10% per annum on the unpaid amount of liquidated damages.  The Company’s registration statement was declared effective by the SEC on November 6, 2008.  Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement are estimated to be $223,000, which is accrued at December 31, 2008.  Accordingly, in 2008 additional expenses totaling $15,000 related to the Company’s registration rights agreement were recorded.

NOTE 12 – Income Taxes

The provision for income taxes consists of the following:

	For the Year Ended
	December 31,
	2008	2007
Current:
Federal	$—	$—
State	—	4,000
Foreign	—	6,000
Deferred:	—	10,000
Federal	—	—
State	—	—
Foreign	—	—
	$—	$10,000

The reconciliation of the Company’s expected tax rate to the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2008	2007
Statutory federal rate	$(1,533,000)	$(264,000)
State income taxes, net of federal benefit	(179,000)	(38,000)
Nondeductible expenses	5,000	43,000
Change in valuation allowance	1,869,000	188,000
Other	(163,000)	81,000
	$—	$10,000

NOTE 12 – Income Taxes (continued)

Deferred taxes consist of the following:
	December 31,
	2008	2007
Deferred tax assets
Accrued vacation	$112,000	$124,000
Allowance for doubtful accounts	86,000	22,000
Accrued warranty	52,000	160,000
Inventory reserve	1,361,000	947,000
Additional inventory costs	129,000	161,000
Other accruals	84,000	14,000
Stock based compensation	221,000	45,000
Federal net operating losses	9,458,000	8,255,000
State deferred income taxes	152,000	152,000
State net operating losses	858,000	738,000
Federal tax credits	311,000	311,000
Total deferred tax assets	12,824,000	10,929,000

Deferred tax liabilities
Patent costs	(149,000)	(123,000)
Total deferred tax liabilities	(149,000)	(123,000)
Net deferred tax assets before valuation allowance	12,675,000	10,806,000
Valuation allowance	$(12,675,000)	$(10,806,000)
	None	None

The Company had federal and state net operating losses of approximately $27,541,000 and $9,901,000, respectively, at December 31, 2008, which begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss may be limited for federal tax purposes as a result of Internal Revenue Code Section 382 change of ownership rules.  The state net operating losses expire at various dates through 2028.

The Company has a foreign tax credit and alternative minimum tax credit carryforwards of approximately $311,000 as of December 31, 2008.  The valuation allowance increased by approximately $1,869,000 during the year ended December 31, 2008.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.  The amount of unrecognized tax benefits was $0 as of January 1, 2007, and December 31, 2008 and 2007.

Included in the balance at January 1, 2007 are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period.  Also included in the balance at January 1, 2007 are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The Company made no adjustment to its amount of unrecognized tax benefits during 2008 or 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company had no amount accrued for the payment of interest and penalties at December 31, 2008.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and between the Registrant and R. H. Strasbaugh dated January 31, 2007 (1)
2.2	Amendment No. 1 to Share Exchange Agreement between the Registrant and R. H. Strasbaugh dated April 30, 2007 (1)
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (1)
4.1	Securities Purchase Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
4.2	Registration Rights Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
4.3	Specimen Common Stock Certificate (1)
4.4	Specimen Preferred Stock Certificate (1)
4.5	Form of Warrant dated May 24, 2007 issued by the Registrant to certain investors pursuant to the Securities Purchase Agreement filed as Exhibit 4.1 hereto (1)
4.6	Form of Placement Agent Warrant dated effective May 24, 2007 issued by the Registrant to B. Riley and Co. Inc. Inc. and its assignees (1)
4.7	Article IV of Amended and Restated Articles of Incorporation of Registrant (contained in Exhibit 3.1 to this Registration Statement) (1)
10.1	Strasbaugh 2007 Share Incentive Plan (#)(1)
10.2	Form of the Strasbaugh 2007 Share Incentive Plan Stock Option Grant Notice and Stock Option Agreement (#)(1)
10.3	Form of Indemnification Agreement for officers and directors (#)(1)
10.4	Executive Employment Agreement by and between the Registrant and Chuck Schillings (#)(1)
10.5	Executive Employment Agreement by and between the Registrant and Richard Nance (#)(1)
10.6	Employment Agreement by and between the Registrant and Alan Strasbaugh (#)(1)
10.7	License Agreement by and between Lam Research Corporation and R. H. Strasbaugh dated December 20, 2000 (1)
10.8	Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated August 23, 2004 (1)
10.9	Amendment to Loan Documents by and between Silicon Valley Bank and R. H. Strasbaugh dated February 28, 2007 (1)
10.10	Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated May 22, 2007 (1)
10.11	Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated September 6, 2007 (2)
10.12	Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of May 1, 1990 (1)
10.13
Assignment dated April 14, 1995 by Larry Strasbaugh of his interest in the Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of May 1, 1990 to Alan and April Strasbaugh (1)

10.14	Agreement dated October 18, 2007 by and between B. Riley and Co. Inc. and R. H. Strasbaugh (2)
10.15	Assignment and Assumption Agreement dated May 24, 2007 by and among the Registrant, R. H. Strasbaugh and B. Riley and Co. Inc. (2)
10.16	Loan and Security Agreement dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (3)
10.17	Loan and Security Agreement (EXIM Facility) dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (3)
10.18	Memorandum of Understanding dated December 1, 2006 by and between the Registrant and the 45th Research Institute the People’s Republic of China Electronic Technology Corporation (3)
14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (1)
31.1	Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.3	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

*	Filed herewith.
(#)	This exhibit is a management contract or a compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s registration statement on Form SB-2 (Registration Statement No.: 333-144787).
(2)	Incorporated by reference to Registrant’s registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on September 17, 2007.
(3)	Incorporated by reference to Registrant’s registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on December 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2009.

STRASBAUGH
By:	/s/ CHUCK SHILLINGS
Chuck Shillings
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHUCK SCHILLINGS Chuck Schillings	President and Chief Executive Officer (principal executive officer)	April 15, 2009

/s/ RICHARD NANCE Richard Nance	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2009

/s/ ALAN STRASBAUGH Alan Strasbaugh	Chairman of the Board and Director	April 15, 2009

/s/ WESLEY CUMMINS Wesley Cummins	Director	April 15, 2009

/s/ DAVID PORTER David Porter	Director	April 15, 2009

/s/ JOHN GIVENS John Givens	Director	April 15, 2009

/s/ DANILO CACCIAMATTA Danilo Cacciamatta	Director	April 15, 2009

EXHIBITS FILED WITH THIS REPORT
Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002