Form 10-Q
period 2009-03-31
Strasbaugh
filed 2009-05-19
CIK 919583

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                    Accelerated filer  |_|
Non-accelerated filer  |_|                      Smaller reporting company  |X|
    (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

         As of April 30, 2009, there were 14,201,587 shares of the issuer's common stock issued and outstanding.


================================================================================

                              CAUTIONARY STATEMENT

         All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.


                                                  TABLE OF CONTENTS

                                                       PART I
                                                FINANCIAL INFORMATION

                                                                                                               PAGE

Item 1.    Financial Statements...................................................................................1

           Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
              December 31, 2008 (audited).........................................................................1

           Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2009 and 2008 (unaudited).................................................................2

           Condensed Consolidated Statement of Redeemable Convertible Preferred Stock
              and Shareholders' Equity (Deficit) for the Three Months Ended March 31, 2009 (unaudited)............3

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2009 and 2008 (unaudited).................................................................4

           Notes to Condensed Consolidated Financial Statements for the Three Months Ended
              March 31, 2009 (unaudited)..........................................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........................................36

Item 4.    Controls and Procedures ..............................................................................38

Item 4T.   Controls and Procedures ..............................................................................38

                                                       PART II
                                                  OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................................................38

Item 1A.   Risk Factors .........................................................................................39

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..........................................39

Item 3.    Defaults Upon Senior Securities ......................................................................39

Item 4.    Submission of Matters to a Vote of Security Holders ..................................................39

Item 5.    Other Information ....................................................................................39

Item 6.    Exhibits .............................................................................................40

Signatures ......................................................................................................41

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

The accompanying notes are an integral part of these condensed consolidated financial statements.


ITEM 1.       FINANCIAL STATEMENTS

                                        STRASBAUGH AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                                 ASSETS
                                                                                   MARCH 31,  DECEMBER 31,
                                                                                     2009        2008
                                                                                   --------    --------
CURRENT ASSETS                                                                    (unaudited)

   Cash and cash equivalents                                                       $    975    $     49
   Accounts receivable, net of allowance for doubtful accounts of $224 at March
     31, 2009 and December 31, 2008                                                     722       1,309
   Investments in securities                                                            109         239
   Inventories                                                                        5,669       5,659
   Prepaid expenses                                                                     150         264
                                                                                   --------    --------
                                                                                      7,625       7,520
                                                                                   --------    --------
PROPERTY, PLANT, AND EQUIPMENT                                                        2,181       2,150
                                                                                   --------    --------
OTHER ASSETS
   Capitalized intellectual property, net of accumulated amortization
     of $59 at March 31, 2009 and $54 at December 31, 2008                              386         381
    Other assets                                                                         34          36
                                                                                   --------    --------
                                                                                        420         417
                                                                                   --------    --------
   TOTAL ASSETS                                                                    $ 10,226    $ 10,087
                                                                                   ========    ========
               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable, current portion                                                  $    100    $    100
   Accounts payable                                                                     788       1,231
   Accrued expenses                                                                   2,061       1,963
   Customer deposits                                                                  1,802         147
   Deferred revenue                                                                      62          70
                                                                                   --------    --------
                                                                                      4,813       3,511
                                                                                   --------    --------
OTHER LIABILITIES
   Preferred stock related embedded derivative                                           75          --
    Warrants                                                                              9          --
                                                                                   --------    --------
                                                                                         84          --
                                                                                   --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value, $14,352 aggregate preference in liquidation at March 31, 2009, 15,000,000 shares
     authorized, 5,909,089 shares issued and outstanding                              9,354      11,964
SHAREHOLDERS' DEFICIT
   Preferred stock ("Participating"), no par value, 5,769,736 shares authorized,
     zero shares issued and outstanding                                                  --          --
   Common stock, no par value, 100,000,000 shares authorized, 14,201,587 issued
     and outstanding                                                                     56          56
   Additional paid-in capital                                                        25,175      26,803
   Accumulated other comprehensive loss                                                 (16)        (61)
   Accumulated deficit                                                              (29,240)    (32,186)
                                                                                   --------    --------
                                                                                     (4,025)     (5,388)
                                                                                   --------    --------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
DEFICIT                                                                            $ 10,226    $ 10,087
                                                                                   ========    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.



                                       STRASBAUGH AND SUBSIDIARY


                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2009                2008
                                                                       -------------    -------------
                                                                        (unaudited)
REVENUES
Tools                                                                  $         497    $         103
Parts and Service                                                              1,010            1,449
                                                                       -------------    -------------
NET REVENUES                                                                   1,507            1,552
                                                                       -------------    -------------
COST OF SALES

Tools                                                                            314              257
Parts and Service                                                                706              692
                                                                       -------------    -------------
TOTAL COST OF SALES                                                            1,020              949
                                                                       -------------    -------------
GROSS PROFIT                                                                     487              603
                                                                       -------------    -------------
OPERATING EXPENSES
Selling, general and administrative expenses                                     960            1,025
Research and development                                                         960              910
                                                                       -------------    -------------
                                                                               1,920            1,935
                                                                       -------------    -------------
LOSS FROM OPERATIONS                                                          (1,433)          (1,332)
                                                                       -------------    -------------
OTHER INCOME (EXPENSE)
Rental income                                                                    148               31
Interest income                                                                    4                9
Interest expense                                                                  (5)              --
Gain on change in value of embedded derivative and warrants (Note 2)           1,608               --
Other income (expense), net                                                      (12)              28
                                                                       -------------    -------------
                                                                               1,743               68
                                                                       -------------    -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                  310           (1,264)

PROVISION FOR INCOME TAXES                                                         1               --

NET INCOME (LOSS)                                                      $         309    $      (1,264)
                                                                       =============    =============
NET LOSS PER COMMON SHARE
Basic                                                                  $       (0.02)   $       (0.12)
                                                                       =============    =============
Diluted                                                                $       (0.02)   $       (0.12)
                                                                       =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                         14,202           14,202
                                                                       =============    =============
Diluted                                                                       14,202           14,202
                                                                       =============    =============
The accompanying notes are an integral part of these condensed consolidated financial statements.





                                                     STRASBAUGH AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                          AND SHAREHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                           TOTAL
                                                                                                  ACCUMULATED          SHAREHOLDERS'
                                 REDEEMABLE                                                         OTHER                DEFICIT AND
                                CONVERTIBLE                                                         COMPRE-              REDEEMABLE
                              PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK     ADDITIONAL  HENSIVE              CONVERTIBLE
                           --------------------- ----------------  -------------------   PAID-IN     INCOME ACCUMULATED   PREFERRED
                            SHARES      AMOUNT   SHARES   AMOUNT     SHARES    AMOUNT    CAPITAL     (LOSS)   DEFICIT       STOCK
                           ---------  ---------- -------  -------  ----------  -------  ----------  -------  ----------  ----------

Balance, December
  31, 2008                 5,909,089  $   11,964      --  $    --  14,201,587  $    56  $   26,803  $   (61) $  (32,186) $    6,576
Cumulative effect of
  change in accounting
  principle (Note 2)              --      (3,191)     --       --          --       --      (1,138)      --       2,637      (1,692)
Comprehensive income:
  Net income                                                                                             --         309         309
Other comprehensive loss:
  Unrealized gain on
    (loss) on investment,
    net of tax of $0                                                                                     45         --           45
                                                                                                                         ----------
Total comprehensive income                                                                                                      354
                                                                                                                         ----------
Stock-based compensation
  expenses                        --          --      --       --          --       --          91       --          --          91
Accretion of redeemable
  convertible preferred
  stock                           --         301      --       --          --       --        (301)      --          --          --
Preferred stock dividend
  accumulated                     --         280      --       --          --       --        (280)      --          --          --
                           ---------  ---------- -------  -------  ----------  -------  ----------  -------  ----------  ----------
Balance, March 31, 2009    5,909,089  $    9,354      --  $    --  14,201,587  $    56  $   25,175  $   (16) $  (29,240) $    5,329
                           =========  ========== =======  =======  ==========  =======  ==========  =======  ==========  ==========


                 The accompanying notes are an integral part of these condensed consolidated financial statements.




                            STRASBAUGH AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                 (IN THOUSANDS)
                               THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2009         2008
                                                                 -------      -------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   309      $(1,264)
   Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation and amortization                                    90           93
     Change in inventory reserve                                     (67)          93
     Noncash interest expense                                          5           --
     Stock-based compensation                                         91           46
     Gain on embedded derivative (Note 2)                         (1,418)          --
     Gain on warrant (Note 2)                                       (190)          --
     Changes in assets and liabilities:
       Accounts receivable                                           587        1,492
       Inventories                                                    57         (219)
       Prepaid expenses                                              114         (105)
       Deposits and other assets                                      --          (21)
       Accounts payable                                             (443)          40
       Accrued expenses                                               93         (389)
       Deferred revenue                                               (8)          (1)
       Customer deposits                                           1,655           --
                                                                 -------      -------
         Net Cash Provided By (Used In) Operating Activities         875         (235)
                                                                 -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of investment securities                   175          327
   Proceeds from maturity of investment securities                    --          234
   Purchase of property and equipment                               (114)          --
   Capitalized cost for intellectual property                        (10)         (13)
                                                                 -------      -------
         Net Cash Provided By Investing Activities                    51          548
                                                                 -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance cost of redeemable convertible preferred stock            --         (188)
   Preferred dividends paid                                           --         (633)
                                                                 -------      -------
         Net Cash Used In Financing Activities                        --         (821)
                                                                 -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              926         (508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        49        1,864
                                                                 -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   975      $ 1,356
                                                                 =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the related interim periods ended March 31, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of increases and decreases in revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company's common stock and the fair value of options, preferred stock related embedded derivatives and warrants to purchase common stock, inventory obsolescence, and depreciation and amortization. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2009         2008
                                                          --------     --------
Cash paid for interest                                    $  5,000     $     --
                                                          ========     ========
Cash paid for income taxes                                $  1,000     $ 21,000
                                                          ========     ========
Fair value accretion on redeemable
   convertible preferred stock                            $301,000     $113,000
                                                          ========     ========
Preferred stock dividend                                  $280,000     $263,000
                                                          ========     ========
Property and equipment transferred to/from inventory,
   net                                                    $     --     $ 11,000
                                                          ========     ========

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)


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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three months ended March 31, 2009 and 2008, the Company's top 10 customers accounted for 72% and 54% of net revenues, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 11% and 13%, for the three months ended March 31, 2009 and 2008, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of March 31, 2009, the amount due from the major customers (over 10%) discussed above represented 24% of the Company's total accounts receivable.

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

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The carrying value of financial instruments approximates their fair values. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying values of notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (CONTINUED)

The Company's assets and liabilities measured at fair value on a recurring basis were determined using the following inputs at March 31, 2009:


                                                           FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                                                    --------------------------------------------------------------
                                                                        QUOTED
                                                                      PRICES IN
                                                                        ACTIVE      SIGNIFICANT
                                                                      MARKETS FOR      OTHER           SIGNIFICANT
                                                                       IDENTICAL      OBSERVABLE       UNOBSERVABLE
                                                                        ASSETS          INPUTS             INPUTS
                                                       TOTAL           (LEVEL 1)       (LEVEL 2)         (LEVEL 3)

Fixed income available-for-sale securities           $109,000          $   --          $109,000          $     --

Preferred stock related embedded derivative          $ 75,000          $   --          $     --          $ 75,000

Warrants                                             $  9,000          $   --          $     --          $  9,000


The Company's investments are comprised of available-for-sale securities with carrying amounts totaling $109,000 at March 31, 2009. The Company's financial assets that are measured at fair value on a recurring basis are comprised of fixed income available for sale securities at March 31, 2009.

The Company's fixed income available-for-sale securities include corporate bonds and notes. Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices for securities that are traded less frequently than exchange-traded instruments or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Beginning January 1, 2009, the Company carried its preferred stock related embedded derivative and investor warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black Scholes valuation model. As of March 31, 2009, the assumptions used in the valuation of the preferred stock related embedded derivative included the Series A Preferred Stock conversion price of $2.20 and in the valuation of the investor warrants the conversion price of $2.42, as well as the Company's stock price of $0.40, discount rate of 1.2%, and volatility of 53%.

There are no assets or liabilities measured at fair value on a nonrecurring basis.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company's results of operations for the three months ended March 31, 2009 and 2008 represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 16% and 21% of sales for the three months ended March 31, 2009 and 2008, respectively.

The geographic breakdown of the Company's sales was as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
                                                    2009               2008
                                                   ------            ------
     United States                                  84%                 79%
     Europe                                         11%                  9%
     Asia and Pacific Rim countries                  5%                 12%

The geographic breakdown of the Company's accounts receivable was as follows:


                                                   MARCH 31,       DECEMBER 31,
                                                      2009             2008
                                                   ---------       -----------
     United States                                    61%               43%
     Europe                                            7%               21%
     Asia and Pacific Rim countries                   32%               36%

ACCOUNTS RECEIVABLE

Accounts receivable are due from companies operating primarily in the global semiconductor, electronics, precision optics, and aerospace industries located throughout the United States, Europe, Asia and the Pacific Rim countries. Credit is extended to both domestic and international customers based on an evaluation of the customer's financial condition and generally collateral is usually not required. For international customers, additional evaluation steps are performed, where required, and more stringent terms, such as letters of credit, are used as necessary.

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at March 31, 2009 is reasonably stated.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS IN SECURITIES

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings
(loss). Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, are included in the determination of comprehensive income (loss) and reported in shareholders' equity (deficit).

At March 31, 2009, the Company's investments in corporate debt securities have maturity dates ranging from approximately 2 to 5 years, are classified as available-for-sale and are included in current assets because the investments will likely be sold prior to maturity and within one year from the balance sheet date. The Company had no material realized gains or losses on the sales of securities in 2008 or 2007. Investments in securities at March 31, 2009 were as follows:

                                     AGGREGATE FAIR                            UNREALIZED GAIN
                                         VALUE             COST BASIS               (LOSS)
                                         -----             ----------               ------
Corporate debt securities           $   109,000          $     125,000         $    (16,000)


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity (deficit) that, under generally accepted accounting principles are excluded from net income (loss). For the three months ended March 31, 2009 and 2008, the Company's accumulated other comprehensive losses of $16,000 and $23,000, respectively, consisted of unrealized losses on investments.

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

                           STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



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

                           STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company includes software in its tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and the Company has no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. The Company's software is incidental to the tool contracts as a whole. The software and physical tool modifications occur and are completed concurrently. The completed tool is tested either by the customer or by the Company to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized. The revenue recognition requirements of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectability is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

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

DERIVATIVE INCOME

In accordance with Emerging Issues Task Force ("EITF") Issue No. 07-5 (Note 2), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the value of the warrants is affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the value of the embedded derivative and investor warrants will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

                           STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

During the three months ended March 31, 2009 and 2008, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $3,000 and $2,000, respectively. Freight and handling fees incurred by the Company of approximately $12,000 and $17,000 are included in cost of sales for the three months ended March 31, 2009 and 2008, respectively.

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

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:


                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2009            2008
                                                                  -----------     -----------
Numerator:
  Net income (loss)                                               $   309,000     $(1,264,000)
  Preferred stock accretion                                          (301,000)       (113,000)
  Preferred stock dividend                                           (280,000)       (263,000)
                                                                  -----------     -----------
     Net loss available to common shareholders - basic               (272,000)     (1,640,000)
     Adjustment to net loss for assumed conversions                        --              --
                                                                  -----------     -----------
     Net loss available to common shareholders - diluted          $  (272,000)    $(1,640,000)
                                                                  ===========     ===========

                           STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2009          2008
                                                   ----------     ----------

Denominator:
  Shares outstanding, beginning                    14,201,587     14,201,587
  Weighted-average shares issued                           --             --
                                                   ----------     ----------
  Weighted-average shares outstanding--basic       14,201,587     14,201,587
                                                   ----------     ----------
  Effect of dilutive securities                            --             --
                                                   ----------     ----------

  Weighted-average shares outstanding--diluted     14,201,587     14,201,587
                                                   ==========     ==========

For the three months ended March 31, 2009, the Company has excluded from the computation of diluted income (loss) per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,399,166 shares issuable upon exercise of outstanding stock options for the period because the exercise prices were greater than the average market price of the common stock, and therefore, the effects on diluted earnings per common share would have been anti-dilutive. For the three months ended March 31, 2008, the 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,339,000 shares issuable upon the exercise of outstanding stock options were excluded from the computation of diluted earnings per share because the Company had a loss from continuing operations for the period and to include the representative share increments would have been anti-dilutive. Accordingly, for the three months ended March 31, 2009 and 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

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

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 7) on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock"

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements". This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board
(APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.


In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock." EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. Implementation of this EITF has had a significant impact on the Company's financial condition and results of operations (See Note 2).

In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150. Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 are effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. Implementation of this EITF has had no impact on the Company's financial condition or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Implementation of this EITF has had no impact on the Company's financial condition or results of operations.

NOTE 2 - IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK"

In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Paragraph 11(a) of SFAS No. 133 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments.

The Company's convertible Series A Preferred Stock (Note 8) has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet. The Series A Preferred Stock does not meet the definition of mandatorily redeemable under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with ASR 268 and EITF Abstracts, Topic D-98, "Classification and Measurement of Redeemable Securities." The two embedded features in the Series A Preferred Stock did not require bifurcation under SFAS No. 133 since, prior to the implementation of EITF Issue No. 07-5, the conversion feature met the paragraph 11(a) scope exception and the applicable criteria in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the paragraph 12 (a) criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

The Investor Warrants (Note 8) have previously been recognized as permanent equity in the Company's statement of financial position. Prior to the implementation of EITF Issue No. 07-5, the Investor Warrants were classified as permanent equity because they met the paragraph 11(a) scope exception in SFAS No. 133 and all of the criteria in EITF Issue No. 00-19. However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

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

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
\

NOTE 2 - IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK" (CONTINUED)

Accordingly, under the provisions of EITF Issue No. 07-5 the embedded conversion feature in the Company's Series A Preferred Stock (the "Series A Conversion Feature") and the Investor Warrants are not considered indexed to the Company's stock because future equity offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. As a result of the settlement provisions in the Company's Series A Conversion Feature and the application of EITF Issue No. 07-5, effective January 1, 2009, the Series A Conversion Feature no longer qualified for the paragraph 11(a) scope exception in SFAS No. 133, and was required to be bifurcated from its host, in accordance with paragraph 12 of SFAS No. 133, and accounted for as a derivative instrument. Also, as a result of the settlement provision in the Investor Warrants and the application of EITF Issue No. 07-5, effective January 1, 2009, the Investor Warrants no longer qualified for the paragraph 11(a) scope exception in FAS 133, and were required to be accounted for as derivatives. In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in EITF Issue No. 07-5 indicating that an instrument considered indexed to its own stock is evaluated under the provisions of EITF Issue No. 00-19 to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity's own stock then equity classification is precluded. Accordingly, effective January 1, 2009 the Company's Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company's consolidated balance sheet.

In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment is determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract Topic D-98. In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 2 - IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK" (CONTINUED)

The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of EITF Issue No. 07-5 effective January 1, 2009:


                                                        BALANCE          CUMULATIVE        BALANCE
                                                     DECEMBER 31,          EFFECT         JANUARY 1,
                                                         2008            ADJUSTMENT         2009
                                                     ------------      ------------      ------------


     Preferred stock related embedded derivative     $         --      $  1,493,000      $  1,493,000
      Warrants                                       $         --      $    199,000      $    199,000
     Series A preferred stock                        $ 11,964,000      $ (3,191,000)     $  8,733,000
     Additional paid-in capital                      $ 26,803,000      $ (1,138,000)     $ 25,665,000
     Accumulated deficit                             $(32,186,000)     $  2,637,000      $(29,549,000)


The fair value of the Series A Conversion Feature at the issuance date of the Series A Preferred Stock (May 24, 2007) was estimated to be $4,085,000 using the Black Scholes model. The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company's stock price of $1.71, discount rate of 4.8%, and volatility of 48%. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series A Conversion Feature totaled $894,000 through January 1, 2009. The cumulative effect of these adjustments on January 1, 2009 was a reduction of the Series A Preferred Stock balance of $3,191,000.

The fair value of the Investor Warrants of $244,000 was included in additional paid in capital on the issuance date of the warrants (May 24, 2007). As a result of reclassifying these warrants from equity to liabilities, and the additional preferred stock accretion noted above, the cumulative effect of these adjustments on January 1, 2009 was a reduction of additional paid in capital of $1,138,000.

The fair value of the Series A Conversion Feature, included in "Preferred stock related embedded derivative" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $1,493,000 using the Black Scholes model. The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%. The fair value of the Investor Warrants, included in "Warrants" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $199,000 using the Black Scholes model. The assumptions used in the model included the Investor Warrants conversion prices of $2.42, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%.

The Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and investor warrants had declined as of January 1, 2009. Accordingly, the Company recorded as a cumulative effect adjustment, the reduction of the fair value of these derivative liabilities totaling $2,637,000 as a reduction of the Company's accumulated deficit.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 2 - IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK" (CONTINUED)

As of March 31, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined. Accordingly, the Company recorded a "Gain on change in value of embedded derivative and warrants" and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liabilities of $1,418,000, and $190,000, respectively, for the period from January 1, 2009 to March 31, 2009. The effect of the income from these derivatives on income from continuing operations and net income was to change a net loss of $1,299,000 to net income of $309,000, and to reduce the net loss per common share from $0.13 to a net loss per common share of $0.02.

NOTE 3 - MANAGEMENT'S PLANS

For the three months ended March 31, 2009, the Company had net income of approximately $309,000; however, excluding the non-cash gains from the preferred stock related embedded derivative and warrants, the loss from operations was approximately $1,299,000, and as of March 31, 2009, the Company had an accumulated deficit of approximately $29,240,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007, 2008 and into 2009 has added to those losses as revenues declined.

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

The Company has a $7.5 million line of credit with Silicon Valley Bank ("SVB") that expired on December 4, 2009. The Company was not in compliance with all of the covenants in the agreements as of March 31, 2009. There are no amounts outstanding under the credit facility, and management believes that, barring unforeseen events, there will be no need to utilize the credit facility in the foreseeable future.

The Company has been in negotiations with SVB as to extension of the SVB Credit Facilities, but we do not anticipate that we will agree on an extension. If no such extension is agreed, we will attempt to secure an alternative credit facility. However, because of the condition of the credit markets, we cannot be sure that an alternative credit facility will be available to us.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 4 - INVENTORIES

Inventories consist of the following:

                                  MARCH 31,       DECEMBER 31,
                                    2009             2008
                                 -----------      -----------
                                (unaudited)

     Parts and raw materials     $ 5,291,000      $ 5,562,000
     Work-in-process               2,312,000        2,156,000
     Finished goods                1,595,000        1,537,000
                                 -----------      -----------
                                   9,198,000        9,255,000
     Inventory reserves           (3,529,000)      (3,596,000)
                                 -----------      -----------
                                 $ 5,669,000      $ 5,659,000
                                 ===========      ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                          MARCH 31,         DECEMBER 31,
                                                            2009               2008
                                                         ------------      ------------
                                                          (unaudited)

     Buildings and improvements                          $  2,282,000      $  2,283,000
     Shop and lab equipment                                 6,126,000         6,012,000
     Transportation equipment                                 166,000           166,000
     Furniture and fixtures                                 1,113,000         1,113,000
     Computer equipment                                     2,326,000         2,326,000
                                                         ------------      ------------
                                                           12,013,000        11,900,000
     Less: accumulated depreciation and amortization       (9,832,000)       (9,750,000)
                                                         ------------      ------------
                                                         $  2,181,000      $  2,150,000
                                                         ============      ============

Depreciation expense totaled approximately $83,000 and $88,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6 - STOCK COMPENSATION PLANS

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees requisite service period. The share based compensation expense for the three months ended March 31, 2009 and 2008 was $91,000 and $46,000, respectively. For the three months ended March 31, 2009 and 2008, share-based compensation expense totaling $69,000 and $33,000 was included in selling, general and administrative expenses, respectively, $13,000 and $7,000 was included in research and development expenses, respectively, and $9,000 and $6,000 was included in cost of sales, respectively. As of March 31, 2009, there was $431,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 0.9 years.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a party to an action filed by April Paletsas, former wife of Alan Strasbaugh, Chairman and a significant shareholder of the Company. The action seeks a declaration by the court that our subsidiary, R. H. Strasbaugh, is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering its corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. The court imposed a deadline of May 5, 2009 for Mr. Strasbaugh to complete his purchase of the property, or it would again be placed on the open market for sale. He was unable to complete the purchase by the deadline, but he has advised the Company that he plans to make another offer in the near future and seek the necessary financing.

Although management believes that purchase of the property by Mr. Strasbaugh, if consummated, may resolve the claim relating to roof maintenance, that action remains pending. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious.

The Company does not currently have a lease for its premises, but occupies them under a holdover month-to-month tenancy at this time.

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

SUBLEASE AGREEMENT

The Company entered into two sublease agreements with unaffiliated third parties during 2008. The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010 and the second agreement provides for monthly rent of approximately $11,000 and expires on July 31, 2011. Rental income totaled approximately $144,000 and $31,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 8 - REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

SERIES A PREFERRED STOCK FINANCING

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13,000,000.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 8 - REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company's 2007 Plan with exercise prices lower than the conversion price of the Series A Preferred Stock. In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company's common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of March 31, 2009, the shares of Series A Preferred Stock have not been subject to forced conversion. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of common stock, such number of shares of common stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company's articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. As of March 31, 2009, the Investor Warrants and the Placement Warrants remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 9 - EQUITY

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

The Company's registration statement was declared effective by the SEC on November 6, 2008. Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement were estimated and accrued at March 31, 2009 and December 31, 2008, in the amounts of $228,000 and $223,000, respectively.

NOTE 10 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. Tax expense for the three months ended March 31, 2009 resulted from minimum tax payments as any taxable income is offset by net operating loss carryforwards. There was no provision for the three months ended March 31, 2008 as a result of the net operating loss. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

                          STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)



NOTE 10 - INCOME TAXES (CONTINUED)

The Company has federal and state net operating loss carryforwards of approximately $28,750,000 and $11,030,000, respectively, at March 31, 2009, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforward may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2029. Included in the balance at March 31, 2009, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at March 31, 2009, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three month period ended March 31, 2009.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the industries within which we operate;

         o our business strategy for expanding, maintaining or contracting our presence in these markets;

         o anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2008 as compared to 2007 and an overall net loss for the years ended December 31, 2008 and 2007; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         Any of the factors described above or in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

         Our net revenues decreased by $45,000, or 3%, to $1,507,000 for the three months ended March 31, 2009 as compared to $1,552,000 for the three months ended March 31, 2008. We reported net income of $309,000 for the three months ended March 31, 2009 as compared to a net loss of $1,264,000 for the three months ended March 31, 2008. Excluding the non-cash gains totaling $1,608,000 on our preferred stock related embedded derivative and warrants during the three months ended March 31, 2009, our net income decreased by $35,000. Our financial performance during the first three months of 2009 and 2008 has been negatively affected by a slowdown in the semiconductor industry. As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions and we expect this slowdown to continue well into 2009. Our priority over the next several months is to continue to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been reduced to 70 full and part-time employees at March 31, 2009. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK"

         In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Paragraph 11(a) of SFAS No. 133 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments.

         The Company's convertible Series A Preferred Stock (Note 8) has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet. The Series A Preferred Stock does not meet the definition of mandatorily redeemable under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with ASR 268 and EITF Abstracts, Topic D-98, "Classification and Measurement of Redeemable Securities." The two embedded features in the Series A Preferred Stock did not require bifurcation under SFAS No. 133 since, prior to the implementation of EITF Issue No. 07-5, the conversion feature met the paragraph 11(a) scope exception and the applicable criteria in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the paragraph 12 (a) criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

         The Investor Warrants (Note 8) have previously been recognized as permanent equity in the Company's statement of financial position. Prior to the implementation of EITF Issue No. 07-5, the Investor Warrants were classified as permanent equity because they met the paragraph 11(a) scope exception in SFAS No. 133 and all of the criteria in EITF Issue No. 00-19. However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

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

         Accordingly, under the provisions of EITF Issue No. 07-5 the embedded conversion feature in the Company's Series A Preferred Stock (the "Series A Conversion Feature") and the Investor Warrants are not considered indexed to the Company's stock because future equity offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. As a result of the settlement provisions in the Company's Series A Conversion Feature and the application of EITF Issue No. 07-5, effective January 1, 2009, the Series A Conversion Feature no longer qualified for the paragraph 11(a) scope exception in SFAS No. 133, and was required to be bifurcated from its host, in accordance with paragraph 12 of SFAS No. 133, and accounted for as a derivative instrument. Also, as a result of the settlement provision in the Investor Warrants and the application of EITF Issue No. 07-5, effective January 1, 2009, the Investor Warrants no longer qualified for the paragraph 11(a) scope exception in FAS 133, and were required to be accounted for as derivatives. In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in EITF Issue No. 07-5 indicating that an instrument considered indexed to its own stock is evaluated under the provisions of EITF Issue No. 00-19 to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity's own stock then equity classification is precluded. Accordingly, effective January 1, 2009 the Company's Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company's consolidated balance sheet.

         In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment is determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract Topic D-98. In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

            The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of EITF Issue No. 07-5 effective January 1, 2009:

                                                        BALANCE        CUMULATIVE
                                                      DECEMBER 31,        EFFECT         JANUARY 1,
                                                          2008           ADJUSTMENT          2009
                                                     ------------      ------------      ------------
     Preferred stock related embedded derivative     $         --      $  1,493,000      $  1,493,000
      Warrants                                       $         --      $    199,000      $    199,000
     Series A preferred stock                        $ 11,964,000      $ (3,191,000)     $  8,733,000
     Additional paid-in capital                      $ 26,803,000      $ (1,138,000)     $ 25,665,000
     Accumulated deficit                             $(32,186,000)     $  2,637,000      $(29,549,000)

         The fair value of the Series A Conversion Feature at the issuance date of the Series A Preferred Stock (May 24, 2007) was estimated to be

$4,085,000 using the Black Scholes model. The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company's stock price of $1.71, discount rate of 4.8%, and volatility of 48%. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series A Conversion Feature totaled $894,000 through January 1, 2009. The cumulative effect of these adjustments on January 1, 2009 was a reduction of the Series A Preferred Stock balance of $3,191,000.

         The fair value of the Investor Warrants of $244,000 was included in additional paid in capital on the issuance date of the warrants (May 24, 2007). As a result of reclassifying these warrants from equity to liabilities, and the additional preferred stock accretion noted above, the cumulative effect of these adjustments on January 1, 2009 was a reduction of additional paid in capital of $1,138,000. The fair value of the Series A Conversion Feature, included in "Preferred stock related embedded derivative" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $1,493,000 using the Black Scholes model. The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%. The fair value of the Investor Warrants, included in "Warrants" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $199,000 using the Black Scholes model. The assumptions used in the model included the Investor Warrants conversion prices of $2.42, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%.

         The Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and investor warrants had declined as of January 1, 2009. Accordingly, the Company recorded as a cumulative effect adjustment, the reduction of the fair value of these derivative liabilities totaling $2,637,000 as a reduction of the Company's accumulated deficit.

         As of March 31, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined. Accordingly, the Company recorded a "Gain on change in value of embedded derivative and warrants" and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liabilities of $1,418,000, and $190,000, respectively, for the period from January 1, 2009 to March 31, 2009. The effect of the income from these derivatives on income from continuing operations and net income was to change a net loss of $1,299,000 to net income of $309,000, and to reduce the net loss per common share from $0.13 to a net loss per common share of $0.02.

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


         DERIVATIVE INCOME. In accordance with Emerging Issues Task Force ("EITF") Issue No. 07-5 (see "Accounting Change"), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the value of the warrants is affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the value of the embedded derivative and investor warrants will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

         SERIES A PREFERRED STOCK AND WARRANTS. We evaluate our Series A Preferred Stock and warrants on an ongoing basis considering the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock"

RESULTS OF OPERATIONS

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

                        THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
                                                                                                                    RESULTS AS A
                                                                                                                    PERCENTAGE
                                                                                                             OF NET REVENUES FOR THE
                                                     THREE MONTHS ENDED            DOLLAR    PERCENTAGE        THREE MONTHS ENDED
                                                           MARCH 31,              VARIANCE     VARIANCE            MARCH 31,
                                                     -----------------------   -----------   ------------    -----------------------
                                                                                 FAVORABLE    FAVORABLE
                                                                               -----------   ------------
                                                       2009          2008     (UNFAVORABLE)  (UNFAVORABLE)    2009            2008
                                                       (IN THOUSANDS)
     Net revenues                                   $ 1,507        $ 1,552       $   (45)           (3%)      100%            100%
     Cost of sales                                    1,020            949           (71)           (7%)       68%             61%
     Gross profit                                       487            603          (116)          (19%)       32%             39%
     Selling, general and administrative expenses       960          1,025            65             6%        64%             66%
     Research and development expenses                  960            910           (50)           (5%)       64%             59%
     Loss from operations                            (1,433)        (1,332)         (101)           (8%)      (96%)           (86%)
     Total other income (expense)                     1,743             68         1,675         2,463%       117%              5%
     Loss from operations before income taxes           310         (1,264)        1,574           125%        21%            (81%)
     Provision for income taxes                           1             --            (1)           --         --              --
     Net loss                                       $   309        $(1,264)      $ 1,573           124%        21%            (81%)

         NET REVENUES. The net revenues decreased by $45,000 to $1,507,000 in the first quarter of 2009 compared to the same period in 2008. Sales of tool systems increased by $394,000 to $497,000, in the first quarter of 2009 compared to $103,000 for the same period in 2008. Revenue from parts and services declined by $439,000 to $1,010,000, in the first quarter of 2009, compared to $1,449,000 for the same period in 2008.

         GROSS PROFIT. The $116,000 decrease in gross profit was primarily due to lower sales and an increased mix of lower-margin product shipments. The gross margin as a percentage of sales was higher for the first three months of 2008 compared to the same period in 2009 primarily as a result of a higher volume of higher-margin parts sales. We anticipate that our gross profit margin will be approximately 40% of net revenues for the remainder of 2009.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $65,000 decrease in selling, general and administrative expenses is a result of cost cutting measures, including a lower headcount of employees, initiated during 2008.

         RESEARCH AND DEVELOPMENT EXPENSES. The $50,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years, as well as efforts to develop new technology for our future. We expect that research and development spending will continue to increase during the remainder of 2009.

         OTHER INCOME (EXPENSE). The $1,675,000 increase in other income was primarily due to non-cash gains totaling $1,608,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2009, we had working capital of $2,812,000 as compared to $4,009,000 at December 31, 2008 as cash from collections of receivables and customer deposits on tool contracts were used to support operations. At March 31, 2009 and December 31, 2008 we had an accumulated deficit of $29,240,000 and $32,186,000, respectively, and cash and cash equivalents of $975,000 and $49,000, respectively, as well as investments in securities of $109,000 and $239,000, respectively.

         Our available capital resources at March 31, 2009 consisted primarily of approximately $975,000 in cash and cash equivalents, $722,000 in accounts receivable, and $109,000 of investments in securities. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

         Cash provided by operating activities for the three months ended March 31, 2009 was $875,000 as compared to $235,000 of cash used in operating activities for the three months ended March 31, 2008, and included net income of $309,000 and a net loss of $1,264,000 for the three months ended March 31, 2009 and 2008, respectively. Non-cash gains of $1,608,000 from derivative liabilities were included in the first quarter of 2009 net income as well as non-cash charges for depreciation and amortization of $90,000 and stock-based compensation of $91,000. Material changes in asset and liabilities at March 31, 2009 as compared to December 31, 2008 that affected these results include:

         o        a decrease in accounts receivable before reserves of $587,000;

         o        a decrease in inventory before reserves of $57,000;

         o        a decrease in accounts payable of $443,000; and

         o        an increase in customer deposits of $1,655,000

         Cash provided by investing activities totaled $51,000 for the three months ended March 31, 2009 as compared to $548,000 of cash provided by investing activities for the three months ended March 31, 2008. Included in the results for the three months ended March 31, 2009 are the sale of $175,000 of investments in securities, $114,000 of purchased equipment and $10,000 representing the capitalized cost for intellectual property.

         There were no cash flows from financing activities in the first quarter of 2009 compared to net cash used in financing activities totaling $821,000 for the three months ended March 31, 2008. The dividend payment and issuance costs related to the Series A Preferred Stock resulted in the cash used in financing activities in the first quarter of 2008.

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

         The SVB Credit Facility is subject to various financial covenants, applicable to us and our subsidiary, R. H. Strasbaugh, on a consolidated basis, including the following: the ratio of certain assets to current liabilities (the "Quick Ratio"), measured on a monthly basis, must not be less than 1.0:1.0; and the ratio of total liabilities less subordinated debt to tangible net worth plus subordinated debt, measured on a monthly basis, must be not more than 0.60:1.0. At March 31, 2009, the Company was not in compliance with the Quick Ratio covenant. However, there are no amounts outstanding on the facilities. The Non-EXIM Facility is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable and 30% of eligible inventory. The EXIM Facility is also formula-based and provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 90% of eligible accounts receivable and 50% of eligible inventory.

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

         We have been in negotiations with SVB for an amendment of the SVB Credit Facilities, but we do not anticipate that we will agree on an amendment with acceptable terms and conditions. If no such amendment is secured, we will attempt to secure an alternative credit facility. However, because of the condition of the credit markets, we cannot be sure that an alternative credit facility will be available to us.

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

         We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007. Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. However, we are not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. The registration statement was declared effective on November 6, 2008 and the Company has accrued approximately $228,000 as liquidated damages and is accruing 10% interest per annum on that amount until such time as the payment is made to the preferred shareholders.

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

BACKLOG

         As of April 30, 2009, we had a backlog of approximately $4.3 million. Our backlog includes firm non-cancelable customer commitments for 8 tools and approximately $687,000 in parts and upgrades. Management believes that all products currently in our backlog will be shipped by June 30, 2009.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements". This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

         In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock." EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. Implementation of this EITF has had a significant impact on the Company's financial condition and results of operations (See "Accounting Change" above).

            In June 2008, the FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes" to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This issue applies to the conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150. Conforming changes made to EITF Issue No. 98-5 that resulted from EITF Issue No. 00-27 and SFAS No. 150 are effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The impact, if any, of applying the conforming changes, if any, shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. Implementation of this EITF has had no impact on the Company's financial condition or results of operations.

            In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations," and other GAAP. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Implementation of this EITF has had no impact on the Company's financial condition or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of March 31, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

          There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to an action filed by April Paletsas, former wife of Alan Strasbaugh, Chairman and a significant shareholder of the Company. The action seeks a declaration by the court that our subsidiary, R. H. Strasbaugh, is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering its corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. The court imposed a deadline of May 5, 2009 for Mr. Strasbaugh to complete his purchase of the property, or it would again be placed on the open market for sale. He was unable to complete the purchase by the deadline, but he has advised the Company that he plans to make another offer in the near future and seek the necessary financing.

         Although management believes that purchase of the property by Mr. Strasbaugh, if consummated, may resolve the claim relating to roof maintenance, that action remains pending. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious.

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

ITEM 1A.   RISK FACTORS

           In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS

Exhibit
Number    Description
------    -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

-------------------
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STRASBAUGH


Dated:  May 19, 2009                     By:  /S/ RICHARD NANCE
                                              ----------------------------------
                                                Richard Nance, Chief Financial
                                                Officer (principal financial
                                                and accounting officer)

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