Form 10-Q
period 2009-06-30
Strasbaugh
filed 2009-08-13
CIK 919583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

         As of July 31, 2009, there were 14,201,587 shares of the issuer's common stock issued and outstanding.

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


                                                 TABLE OF CONTENTS

                                                      PART I
                                               FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----

Item 1.    Financial Statements..............................................................................1

           Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
              December 31, 2008 (audited)....................................................................1

           Condensed Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 2009 and 2008 (unaudited).............................................................2

           Condensed Consolidated Statement of Redeemable Convertible Preferred Stock
              and Shareholders' Deficit for the Six Months Ended June 30, 2009 (unaudited)...................3

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2009 and 2008 (unaudited).............................................................4

           Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended
              June 30, 2009 (unaudited)......................................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................37

Item 4.    Controls and Procedures .........................................................................37

                                                      PART II
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................................................39

Item 1A.   Risk Factors ....................................................................................40

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....................................40

Item 3.    Defaults Upon Senior Securities .................................................................40

Item 4.    Submission of Matters to a Vote of Security Holders .............................................40

Item 5.    Other Information ...............................................................................40

Item 6.    Exhibits ........................................................................................41

Signatures .................................................................................................42

Exhibits Filed with this Report




ITEM 1. FINANCIAL STATEMENTS

                                             STRASBAUGH AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                      ASSETS
                                                                                                     JUNE 30,     DECEMBER 31,
                                                                                                       2009           2008
                                                                                                   -----------    -----------
CURRENT ASSETS                                                                                     (unaudited)
   Cash and cash equivalents                                                                       $       642    $        49
   Accounts receivable, net of allowance for doubtful accounts of $224 at June 30, 2009 and
     December 31, 2008                                                                                     665          1,309
   Investments in securities                                                                                --            239
   Inventories                                                                                           5,473          5,659
   Prepaid expenses                                                                                        209            264
                                                                                                   -----------    -----------
                                                                                                         6,989          7,520
                                                                                                   -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT                                                                           2,097          2,150
                                                                                                   -----------    -----------
OTHER ASSETS
   Capitalized intellectual property, net of accumulated amortization
     of $67 at June 30, 2009 and $54 at December 31, 2008                                                  398            381
    Other assets                                                                                            32             36
                                                                                                   -----------    -----------
                                                                                                           430            417
                                                                                                   -----------    -----------
   TOTAL ASSETS                                                                                    $     9,516    $    10,087
                                                                                                   ===========    ===========


                                             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                          AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable, current portion                                                                  $       100    $       100
   Accounts payable                                                                                        633          1,231
   Accrued expenses                                                                                      1,955          1,963
   Customer deposits                                                                                     2,241            147
   Deferred revenue                                                                                         50             70
                                                                                                   -----------    -----------
                                                                                                         4,979          3,511
                                                                                                   -----------    -----------
OTHER LIABILITIES
   Preferred stock related embedded derivative                                                             119             --
    Warrants                                                                                                14             --
                                                                                                   -----------    -----------
                                                                                                           133             --
                                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value, $14,639 aggregate preference in liquidation at June 30, 2009, 15,000,000 shares authorized, 5,909,089 shares issued and
     outstanding                                                                                         9,952         11,964
SHAREHOLDERS' DEFICIT
   Preferred stock ("Participating"), no par value, 5,769,736 shares authorized, zero shares
     issued and outstanding                                                                                 --             --
   Common stock, no par value, 100,000,000 shares authorized, 14,201,587 issued and outstanding             56             56
   Additional paid-in capital                                                                           24,667         26,803
   Accumulated other comprehensive loss                                                                     --            (61)
   Accumulated deficit                                                                                 (30,271)       (32,186)
                                                                                                   -----------    -----------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND                                           (5,548)        (5,388)
                                                                                                   -----------    -----------
     SHAREHOLDERS' DEFICIT                                                                         $     9,516    $    10,087
                                                                                                   ===========    ===========



                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                 ------------------------------    ------------------------------
                                                                     2009             2008             2009             2008
                                                                 -------------    -------------    -------------    -------------
                                                                          (unaudited)                      (unaudited)
REVENUES
Tools                                                            $         589    $       1,719    $       1,086    $       1,822
Parts and Service                                                        1,206            2,080            2,216            3,529
                                                                 -------------    -------------    -------------    -------------
NET REVENUES                                                             1,795            3,799            3,302            5,351
                                                                 -------------    -------------    -------------    -------------

COST OF SALES

Tools                                                                      458            1,292              772            1,549
Parts and Service                                                          608              968            1,314            1,660
                                                                 -------------    -------------    -------------    -------------

TOTAL COST OF SALES                                                      1,066            2,260            2,086            3,209
                                                                 -------------    -------------    -------------    -------------

GROSS PROFIT                                                               729            1,539            1,216            2,142
                                                                 -------------    -------------    -------------    -------------

OPERATING EXPENSES
Selling, general and administrative expenses                               820            1,186            1,780            2,211
Research and development                                                 1,026              732            1,986            1,642
                                                                 -------------    -------------    -------------    -------------
                                                                         1,846            1,918            3,766            3,853
                                                                 -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                    (1,117)            (379)          (2,550)          (1,711)
                                                                 -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
Rental income                                                              144               74              292              105
Interest income                                                              2               15                6               24
Interest expense                                                            (6)              --              (11)              --
(Loss) gain on change in value of embedded derivative
    and warrants (Note 2)                                                  (49)              --            1,559               --
Other (expense) income, net                                                (19)              21              (31)              49
                                                                 -------------    -------------    -------------    -------------
                                                                            72              110            1,815              178
                                                                 -------------    -------------    -------------    -------------

LOSS BEFORE BENEFIT FROM INCOME TAXES                                   (1,045)            (269)            (735)          (1,533)

BENEFIT FROM INCOME TAXES                                                   14               --               13               --
                                                                 -------------    -------------    -------------    -------------

NET LOSS                                                         $      (1,031)   $        (269)   $        (722)   $      (1,533)
                                                                 =============    =============    =============    =============
NET LOSS PER COMMON SHARE
Basic                                                            $       (0.11)   $       (0.05)   $       (0.13)   $       (0.16)
                                                                 =============    =============    =============    =============
Diluted                                                          $       (0.11)   $       (0.05)   $       (0.13)   $       (0.16)
                                                                 =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                   14,202           14,202           14,202           14,202
                                                                 =============    =============    =============    =============
Diluted                                                                 14,202           14,202           14,202           14,202
                                                                 =============    =============    =============    =============





                    CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                   AND SHAREHOLDERS' DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                           TOTAL
                                                                                                                       SHAREHOLDERS'
                                                                                                                        DEFICIT AND
                                                                                                                        REDEEMABLE
                                                                                                                        CONVERTIBLE
                                                                                                                         PREFERRED
                                     SHARES     AMOUNT     SHARES  AMOUNT   SHARES   AMOUNT                                STOCK
                                    ---------  -------  -------  ------- ----------- ------ --------- ------  --------- ------------

Balance, December 31, 2008          5,909,089  $11,964       --  $    --  14,201,587 $   56 $ 26,803  $  (61) $(32,186) $     6,576
Cumulative effect of change in
  accounting principle (Note 2)            --   (3,191)      --       --          --     --   (1,138)     --     2,637       (1,692)

Comprehensive income (loss):
  Net loss                                                                                                --      (722)        (722)
Other comprehensive income (loss):
  Unrealized gains on investments,
    net of tax of $0                                                                                      61        --           61
                                                                                                                        ------------
Total comprehensive loss                                                                                                       (661)
                                                                                                                        ------------
Stock-based compensation expenses          --       --       --       --          --     --      181      --        --          181
Accretion of redeemable convertible
  preferred stock                          --      613       --       --          --     --     (613)     --        --           --
Preferred stock dividend
  accumulated                              --      566       --       --          --     --     (566)     --        --           --
                                    ---------  -------  -------  ------- ----------- ------ --------- ------  --------- ------------
Balance, June 30, 2009              5,909,089  $ 9,952       --  $    --  14,201,587 $   56 $ 24,667  $   --  $(30,271) $     4,404
                                    =========  =======  =======  ======= =========== ====== ========= ======  ========= ============





                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
                                      (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  2009          2008
                                                                -------       -------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $  (722)      $(1,533)
   Adjustments to reconcile net loss
    to net cash from operating activities:
     Depreciation and amortization                                  187           185
     Change in allowance for doubtful accounts                       --           164
     Change in inventory reserve                                     51           106
     Non-cash interest expense                                       11            --
     Stock-based compensation                                       181            94
     Gain on embedded derivative (Note 2)                        (1,374)           --
     Gain on warrants (Note 2)                                     (185)           --
     Losses on sales of investment securities                         6            --
     Changes in assets and liabilities:
       Accounts receivable                                          644           927
       Inventories                                                  135           307
       Prepaid expenses                                              55           (53)
       Deposits and other assets                                     --           (25)
       Accounts payable                                            (598)          161
       Accrued expenses                                             (19)         (183)
       Deferred revenue                                             (20)          (42)
       Customer deposits                                          2,094            --
                                                                -------       -------
         Net Cash Provided By Operating Activities                  446           108
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of investment securities                  294           387
   Proceeds from maturity of investment securities                   --           233
   Purchase of property and equipment                              (114)          (11)
   Capitalized cost for intellectual property                       (33)          (39)
                                                                -------       -------
         Net Cash Provided By Investing Activities                  147           570
                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance cost of redeemable convertible preferred stock           --          (311)
   Preferred dividends paid                                          --          (633)
                                                                -------       -------
         Net Cash Used In Financing Activities                       --          (944)
                                                                -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             593          (266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       49         1,864
                                                                -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   642       $ 1,598
                                                                =======       =======

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

SHARE EXCHANGE TRANSACTION

On May 24, 2007, Strasbaugh (formerly known as CTK Windup Corporation) completed a share exchange transaction (the "Share Exchange Transaction") with R. H. Strasbaugh (formerly known as Strasbaugh). Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R.
H. Strasbaugh's capital stock in exchange for an aggregate of 13,770,366 shares of Strasbaugh's common stock. The Share Exchange Transaction was accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror. As a result, the historical financial statements of R. H. Strasbaugh are the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

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

BASIS OF PRESENTATION (CONTINUED)

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the related interim periods ended June 30, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have evaluated subsequent events through August 13, 2009, which is the date these financial statements were issued.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                             2009            2008            2009             2008
                                                        ------------    -------------   ------------     ------------
Cash paid for income taxes...........................   $      1,000    $          --   $      1,000     $         --
                                                        ============    =============   ============     ============
Fair value accretion on redeemable
   convertible preferred stock.......................   $    312,000    $    122,000    $    613,000     $    235,000
                                                        ============    =============   ============     ============
Preferred stock dividend.............................   $    286,000    $    264,000    $    566,000     $    527,000
                                                        ============    =============   ============     ============

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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three and six month periods ended June 30, 2009, the Company's top 10 customers accounted for 65% and 59% of net revenues, respectively, and 70% and 66% for the three and six month periods ended June 30, 2008, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 31% and 23%, for the three and six months ended June 30, 2009, respectively, and 47% and 39%, for the three and six month periods ended June 30, 2008, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of June 30, 2009, the amount due from the major customers (over 10%) discussed above represented 1% of the Company's total accounts receivable.

PRODUCT WARRANTIES

The Company provides limited warranty for the replacement or repair of defective products at no cost to its customers within a specified time period after the sale. The Company makes no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose of non-infringement of patent or the like unless agreed upon in writing. The Company estimates the costs that may be incurred under its limited warranty and maintains reserves based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Warranty claims costs are not material given the nature of the Company's products and services which normally result in repairs and returns in the same accounting period.

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

The Company's assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

                                                              FAIR VALUE MEASUREMENTS AT JUNE 30, 2009
                                                 ---------------------------------------------------------------
                                                                     QUOTED
                                                                   PRICES IN
                                                                     ACTIVE        SIGNIFICANT
                                                                  MARKETS FOR          OTHER         SIGNIFICANT
                                                                   IDENTICAL        OBSERVABLE      UNOBSERVABLE
                                                                 ------------      ------------      ---------
                                                                     ASSETS           INPUTS           INPUTS
                                                    TOTAL          (LEVEL 1)         (LEVEL 2)        (LEVEL 3)
                                                 ---------       ------------      ------------      ---------
Preferred stock related embedded derivative      $(119,000)      $         --      $         --      $(119,000)

Warrants                                           (14,000)                --                --        (14,000)
                                                 ---------       ------------      ------------      ---------
Total                                            $(133,000)      $         --      $         --      $(133,000)
                                                 =========       ============      ============      =========



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (CONTINUED)


                                                            FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2008
                                                 ---------------------------------------------------------------
                                                                   QUOTED
                                                                 PRICES IN
                                                                   ACTIVE          SIGNIFICANT
                                                                 MARKETS FOR          OTHER         SIGNIFICANT
                                                                  IDENTICAL        OBSERVABLE       UNOBSERVABLE
                                                                    ASSETS           INPUTS            INPUTS
                                                                 ------------      ------------      ---------
                                                   TOTAL          (LEVEL 1)         (LEVEL 2)        (LEVEL 3)
                                                 ---------       ------------      ------------      ---------
Fixed income available-for-sale securities       $ 239,000       $         --      $    239,000      $      --
                                                 =========       ============      ============      =========


The Company's investments were comprised of available-for-sale securities with carrying amounts totaling $239,000 at December 31, 2008. The Company has no assets measured at fair value on a recurring basis at June 30, 2009. The Company's financial assets that were measured at fair value on a recurring basis were comprised of fixed income available for sale securities at December 31, 2008.

At December 31, 2008, fixed income available-for-sale securities generally included U.S. government agency securities, state and municipal bonds, and corporate bonds and notes. Valuations were based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices for securities that were traded less frequently than exchange-traded instruments or quoted prices in markets that were not active; or other inputs that were observable or could have been corroborated by observable market data.

Beginning January 1, 2009, the Company carried its preferred stock related embedded derivative and investor warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black Scholes valuation model. As of June 30, 2009, the assumptions used in the valuation of the preferred stock related embedded derivative included the Series A Preferred Stock conversion price of $2.20 and in the valuation of the investor warrants the conversion price of $2.42, as well as the Company's stock price of $0.50, discount rate of 1.6%, and volatility of 52.4%.

There are no assets or liabilities measured at fair value on a nonrecurring basis.

SEGMENT INFORMATION

The Company's results of operations for the six months ended June 30, 2009 and 2008 represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 29% and 23% of sales for the three and six months ended June 30, 2009, and approximately 14% and 17% of sales for the three and six months ended June 30, 2008, respectively.

The geographic breakdown of the Company's sales was as follows:


                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                        ---------------------             ---------------------
                                                        2009             2008             2009             2008
                                                        ----             ----             ----             ----
     United States                                       71%               86%              77%              83%
     Europe                                              22%                8%               8%               8%
     Asia and Pacific Rim countries                       7%                6%              15%               9%

The geographic breakdown of the Company's accounts receivable was as follows:

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  2009                2008
                                                                                  ----                ----
     United States                                                                56%                   43%
     Europe                                                                        6%                   21%
     Asia and Pacific Rim countries                                               38%                   36%

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

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at June 30, 2009 is reasonably stated.

INVESTMENTS IN SECURITIES

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short term or long term on the balance sheet based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings (loss). Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders' equity (deficit).

At December 31, 2008, the Company's investments were classified as available-for-sale and were included in current assets because the investments were likely to be sold prior to maturity and within one year from the balance sheet date. The Company's investments in corporate debt securities had maturity dates ranging from 2 to 10 years at December 31, 2008. The Company had realized losses on the sales of securities of $6,000, for the three and six months ended June 30, 2009, and had no realized gains or losses from sales of investments in 2008. Total other than temporary impairment recognized in accumulated other comprehensive income was $0, at June 30, 2009 and December 31, 2008. Total gains for securities with net gains in accumulated other comprehensive income was $0, at June 30, 2009 and December 31, 2008.

There were no investments in securities at June 30, 2009. Investments in securities at December 31, 2008 were as follows:

                                                      AGGREGATE          AMORTIZED COST          UNREALIZED GAIN
                                                     FAIR VALUE              BASIS                   (LOSS)
                                                 ----------------       ----------------        -----------------
Corporate debt securities                        $        118,000       $        125,000        $         (7,000)
Municipal and State debt securities                       121,000                175,000                 (54,000)
                                                 ----------------       ----------------        -----------------
                                                 $        239,000       $        300,000        $        (61,000)
                                                 ================       ================        =================

At December 31, 2008 all investments with unrealized losses were in loss positions for less than 12 months. The breakdown of investments with unrealized losses at December 31, 2008 was as follows:

                                                 AGGREGATE FAIR VALUE OF
                                               INVESTMENTS WITH UNREALIZED             AGGREGATE AMOUNT OF
                                                         LOSSES                         UNREALIZED LOSSES
                                                 ----------------------              ----------------------
Corporate debt securities                        $              118,000              $              (7,000)
Municipal and State debt securities                             121,000                            (54,000)
                                                 ----------------------              ----------------------
                                                 $              239,000              $             (61,000)
                                                 ======================              =======================

OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity (deficit) that, under generally accepted accounting principles are excluded from net income (loss). The Company's other comprehensive gains and losses (net of taxes of $0) consisted of unrealized gains on investments of $16,000 and $61,000 for the three and six month periods ended June 30, 2009, respectively, and unrealized losses on investments of $23,000 and $38,000 for the three and six month periods ended June 30, 2008, respectively.

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

         1 Tools - The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

         2 Parts - The Company recognizes revenue when the parts are shipped.

         3 Service - Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years. Maintenance contracts are separate components of revenue and not bundled with our tools. If a customer does not have a maintenance contract, then the customer is billed for time and material and the Company recognizes revenue after the service has been completed.

         4 Upgrades - The Company offers a suite of products known as "enhancements" which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools. These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades. The Company recognizes revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when the Company completes the installation of the upgrade parts and/or software on the customer's equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer's equipment with new or modified parts and/or software. After installation of the upgrade, the Company has no further obligation on the contracts, other than standard warranty provisions.

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

DERIVATIVE INCOME

In accordance with EITF Issue No. 07-5 (Note 2), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the values will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

SHIPPING COSTS

During the three and six month periods ended June 30, 2009, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $3,000 and $8,000, respectively, and $2,000 and $7,000 for the three and six month periods ended June 30, 2008, respectively. Freight and handling fees incurred by the Company of approximately $17,000 and $29,000 are included in cost of sales for the three and six month periods ended June 30, 2009, respectively, and $17,000 and $34,000 for the three and six month periods ended June 30, 2008, respectively.

FOREIGN CURRENCY TRANSACTIONS

The accounts of the Company are maintained in U.S. dollars. Transactions denominated in foreign currencies are recorded at the rate of exchange in effect on the dates of the transactions. Balances payable in foreign currencies are translated at the current rate of exchange when settled.

EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period. Diluted net income (loss) per share is computed by using the treasury stock method and dividing net income available to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding common shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:


                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                            -------------------------------   ---------------------------------
                                                                 2009              2008             2009              2008
                                                            --------------   --------------   --------------   ----------------
Numerator:
  Net loss                                                  $  (1,031,000)   $    (269,000)   $    (722,000)   $    (1,533,000)
  Preferred stock accretion                                      (312,000)        (122,000)        (613,000)          (235,000)
  Preferred stock dividend                                       (286,000)        (264,000)        (566,000)          (527,000)
                                                            --------------   --------------   --------------   ----------------
     Net loss available to common shareholders - basic         (1,629,000)        (655,000)      (1,901,000)        (2,295,000)
     Adjustment to net loss for assumed conversions                    --               --               --                 --
                                                            --------------   --------------   --------------   ----------------
     Net loss available to common shareholders - diluted    $  (1,629,000)   $    (655,000)   $  (1,901,000)   $    (2,295,000)
                                                            ==============   ==============   ==============   ================


                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                            -------------------------------   --------------------------------
                                                                 2009              2008             2009              2008
                                                            --------------   --------------   --------------   ---------------

Denominator:
  Shares outstanding, beginning                                 14,201,587       14,201,587       14,201,587       14,201,587
  Weighted-average shares issued                                        --               --               --               --
                                                            --------------   --------------   --------------   ---------------
  Weighted-average shares outstanding--basic                    14,201,587       14,201,587       14,201,587       14,201,587
                                                            --------------   --------------   --------------   ---------------
  Effect of dilutive securities                                         --               --               --                --
                                                            --------------   --------------   --------------   ---------------

  Weighted-average shares outstanding--diluted                  14,201,587       14,201,587       14,201,587       14,201,587
                                                            ==============   ==============   ==============   ===============

For the three and six months ended June 30, 2009, the Company has excluded from the computation of diluted earnings per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,327,416 shares issuable upon exercise of outstanding stock options because the Company had a loss from continuing operations for the period and to include the representative share increments would have been anti-dilutive. For the three and six months ended June 30, 2008, the 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,299,330 shares issuable upon the exercise of outstanding stock options were excluded from the computation of diluted earnings per share because the Company had a loss from continuing operations for the period and to include the representative share increments would have been anti-dilutive. Accordingly, for the three and six months ended June 30, 2009 and 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

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


SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 8) on an ongoing basis considering the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock."

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157 "Fair Value Measurements". This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this FSP during the quarter ending June 30, 2009 had no impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this FSP during the quarter ending June 30, 2009 had no impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board
(APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in these condensed consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise's involvement in a variable interest entity. We do not expect the adoption of SFAS 166 or SFAS 167 to have a material impact on the Company's financial condition or results of operations. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS 168 provides for the FASB Accounting Standards CodificationTM (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

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

In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract, Topic D-98. In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

NOTE 2 - IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK" (CONTINUED)

The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of EITF Issue No. 07-5 effective January 1, 2009:

                                                              BALANCE          CUMULATIVE EFFECT          BALANCE
                                                         DECEMBER 31, 2008        ADJUSTMENT         JANUARY 1, 2009
                                                         -----------------        ----------         ---------------
   Preferred stock related embedded derivative           $              --     $       1,493,000    $       1,493,000
    Warrants                                             $              --     $         199,000    $         199,000
   Series A preferred stock                              $      11,964,000     $      (3,191,000)   $       8,733,000
   Additional paid-in capital                            $      26,803,000     $      (1,138,000)   $      25,665,000
   Accumulated deficit                                   $     (32,186,000)    $       2,637,000    $     (29,549,000)

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

The fair value of the Investor Warrants of $244,000 was included in additional paid in capital on the issuance date of the warrants (May 24, 2007). As a result of reclassifying these warrants from equity to liabilities, and the additional preferred stock accretion noted above, the cumulative effect of these adjustments on January 1, 2009 was a reduction of additional paid in capital of $1,138,000. The fair value of the Series A Conversion Feature, included in the "Preferred stock related embedded derivative" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $1,493,000 using the Black Scholes model. The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%. The fair value of the Investor Warrants, included in the "Warrants" liability on the Company's consolidated balance sheet, on January 1, 2009 was estimated to be $199,000 using the Black Scholes model. The assumptions used in the model included the Investor Warrants conversion prices of $2.42, the Company's stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%.

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

As of June 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined since January 1, 2009. Accordingly, the Company has recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liability of $1,374,000, and $185,000, respectively, for the period from January 1, 2009 to June 30, 2009. The effect of the income from these derivatives on the loss from continuing operations and net loss for the six months ended June 30, 2009 was to reduce the net loss of $2,281,000 to a net loss of $722,000, and to reduce the net loss per common share from $0.24 to a net loss per common share of $0.13. For the three months ended June 30, 2009, the Company recorded a loss on the change in fair value of the embedded derivative and warrants and recorded a corresponding increase in the "Preferred stock related embedded derivative" and "Warrant" liability of $44,000 and $5,000, respectively. The effect of the expense from these derivatives on the loss from continuing operations and net loss for the three months ended June 30, 2009 was to increase the net loss of $982,000 to a net loss of $1,031,000, however, the expense had no effect on the net loss per common share.

NOTE 3 - MANAGEMENT'S PLANS

For the six months ended June 30, 2009, the Company had a net loss of approximately $1,031,000; however, excluding the non-cash gains from the preferred stock related embedded derivative and warrants the loss from operations was approximately $2,281,000, and as of June 30, 2009, the Company had an accumulated deficit of approximately $30,271,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007, 2008 and into 2009 has added to those losses as revenues declined.

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

On December 4, 2007, the Company entered into two Loan and Security Agreements with Silicon Valley Bank ("SVB") providing for a credit facility in the aggregate amount of $7.5 million, under which the Company had no borrowings or amounts outstanding. The Company was not in compliance with all of the covenants in the agreements, and was unable to negotiate suitable amendments to the agreements; accordingly, the line of credit with SVB is no longer available to the Company, and in the quarter ended June 30, 2009 management determined to allow the line of credit to expire. Management believes that, barring unforeseen events, there will be no need to seek additional credit in the foreseeable future, and given the high cost of credit under the current market conditions, management is not seeking alternative credit facilities at this time.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2009               2008
                                                                                ---------------    ---------------
                                                                                  (unaudited)
         Parts and raw materials                                                $     5,249,000    $     5,562,000
         Work-in-process                                                              2,108,000          2,156,000
         Finished goods                                                               1,763,000          1,537,000
                                                                                ---------------    ---------------
                                                                                      9,120,000          9,255,000
         Inventory reserves                                                          (3,647,000)        (3,596,000)
                                                                                ---------------    ---------------
                                                                                $     5,473,000    $     5,659,000
                                                                                ===============    ===============
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2009               2008
                                                                                ---------------    ---------------
                                                                                  (unaudited)

        Buildings and improvements                                              $     2,282,000    $     2,283,000
        Shop and lab equipment                                                        6,126,000          6,012,000
        Transportation equipment                                                        166,000            166,000
        Furniture and fixtures                                                        1,113,000          1,113,000
        Computer equipment                                                            2,326,000          2,326,000
                                                                                ---------------    ---------------
                                                                                     12,013,000         11,900,000
        Less: accumulated depreciation and amortization                              (9,916,000)        (9,750,000)
                                                                                ---------------    ---------------
                                                                                $     2,097,000    $     2,150,000
                                                                                ===============    ===============

Depreciation expense totaled approximately $84,000 and $85,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $167,000 and $173,000 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 6 - STOCK COMPENSATION PLANS

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees requisite service period. The share based compensation expense for the three month periods ended
June 30, 2009 and 2008 was $90,000 and $48,000, respectively, and $181,000 and
$94,000 for the six month periods ended June 30, 2009 and 2008, respectively.



NOTE 6 - STOCK COMPENSATION PLANS (CONTINUED)

The breakdown of share-based compensation charges by category of expense is as follows:


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                   -------------------------------   ----------------------------------
                                                         2009             2008            2009                 2008
                                                   ---------------   -------------   -------------        -------------
     Selling, general and administrative           $        68,000   $      35,000   $     137,000        $      68,000
     Research and development                      $        13,000   $       7,000   $      25,000        $      14,000
     Cost of goods sold                            $         9,000   $       6,000   $      19,000        $      12,000

As of June 30, 2009, there was $341,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 0.7 years.

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

The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. Mr. Strasbaugh had until May 5, 2009 in which to complete his purchase of the property or it would again be placed on the open market for sale. Mr. Strasbaugh was unable to complete the purchase, but has advised the Company that he plans to continue with his efforts to acquire the property.

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

SUBLEASE AGREEMENT

The Company entered into two sublease agreements with unaffiliated third parties during 2008. The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010 and the second agreement provides for monthly rent of approximately $11,000 and expires July 31, 2011. Rental income totaled approximately $144,000 and $74,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $292,000 and $105,000 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 8 - REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

SERIES A PREFERRED STOCK FINANCING

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share, for gross proceeds of $13,000,000.

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company's 2007 Plan with exercise prices lower than the conversion price of the Series A Preferred Stock. In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company's common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of June 30, 2009, the shares of Series A Preferred Stock have not been subject to forced conversion. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of common stock, such number of shares of common stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company's articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. As of June 30, 2009, the Investor Warrants and the Placement Warrants remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

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

The Company's registration statement was declared effective by the SEC on November 6, 2008. Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement were estimated and accrued at June 30, 2009 and December 31, 2008, in the amounts of $233,000 and $223,000, respectively.

NOTE 10 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. The tax benefit recognized for the six months ended June 30, 2009 resulted from refunds received during the period of taxes paid in prior years. There was no provision for the three or six months ended June 30, 2008 as a result of the net operating losses. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $29,650,000 and $11,870,000, respectively, at June 30, 2009, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforward may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2029. Included in the balance at June 30, 2009, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at June 30, 2009, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three month period ended June 30, 2009.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at June 30, 2009.


NOTE 11 - SUBSEQUENT EVENTS

TENDER OFFER STATEMENT

Subsequent to the period ended June 30, 2009 the Company filed, with the Securities and Exchange Commission ("SEC"), a Tender Offer Statement on Schedule TO relating to an offer by Strasbaugh to all its employees and Directors to exchange (the "Exchange Offer") up to 663,708 shares of Common Stock for options to purchase an aggregate of 1,327,416 shares of Common Stock of the Company. The Exchange Offer covers both vested and unvested options that were granted under the Company's 2007 Share Incentive Plan (the "Eligible Options"). Making the election to exchange the options for stock on a 2 for 1 basis (two options for one share of common stock) is completely voluntary on the part of each employee and Director. For compensation expense purposes, the transaction will be valued at the average trading price of the stock five business days prior to the exercise date, which is scheduled for August 19, 2009 unless extended by the Company. The Company has the right to extend or cancel the offer prior to August 19, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         1 the projected growth or contraction in the industries within which we operate;

         2 our business strategy for expanding, maintaining or contracting our presence in these markets;

         3 anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2008 as compared to 2007 and an overall net loss for the year ended December 31, 2008 and 2007; and

         4 our ability to distinguish ourselves from our current and future competitors.

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

         Our net revenues decreased by $2,004,000, or 53%, to $1,795,000 for the three months ended June 30, 2009 as compared to $3,779,000 for the three months ended June 30, 2008 and decreased by $2,049,000, or 38%, to $3,302,000 for the six months ended June 30, 2009 as compared to $5,351,000 for the six months ended June 30, 2008. We reported a net loss of $1,031,000 for the three months ended June 30, 2009 as compared to a net loss of $269,000 for the three months ended June 30, 2008, and a net loss of $722,000 for the six months ended June 30, 2009 as compared to a net loss of $1,533,000 for the six months ended June 30, 2008. Excluding the non-cash gains totaling $1,559,000 on our preferred stock related embedded derivative and warrants, our net loss increased by $748,000 during the six months ended June 30, 2009 compared to the same period in 2008. Our financial performance during the first six months of 2009 and 2008 has been negatively affected by a slowdown in the semiconductor industry. As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions and we expect this slowdown to continue well into 2009. Our priority over the next several months is to continue to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been reduced to 73 full and part-time employees at June 30, 2009. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

IMPLEMENTATION OF EITF ISSUE NO. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK"

         In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Paragraph 11(a) of SFAS No. 133 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments.

         The Company's convertible Series A Preferred Stock has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet. The Series A Preferred Stock does not meet the definition of mandatorily redeemable under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with ASR 268 and EITF Abstracts, Topic D-98, "Classification and Measurement of Redeemable Securities." The two embedded features in the Series A Preferred Stock did not require bifurcation under SFAS No. 133 since, prior to the implementation of EITF Issue No. 07-5, the conversion feature met the paragraph 11(a) scope exception and the applicable criteria in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the paragraph 12 (a) criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

         The Investor Warrants have previously been recognized as permanent equity in the Company's statement of financial position. Prior to the implementation of EITF Issue No. 07-5, the Investor Warrants were classified as permanent equity because they met the paragraph 11(a) scope exception in SFAS No. 133 and all of the criteria in EITF Issue No. 00-19. However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

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

         In accordance with EITF Issue No. 07-5, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in EITF Issue No. 07-5 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable GAAP including ASR 268 and EITF Abstract Topic D-98. In accordance with SFAS No. 133, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

         The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of EITF Issue No. 07-5 effective January 1, 2009:

                                                              BALANCE          CUMULATIVE EFFECT         BALANCE
                                                         DECEMBER 31, 2008        ADJUSTMENT         JANUARY 1, 2009
                                                         -----------------     -----------------    -----------------
   Preferred stock related embedded derivative           $              --     $       1,493,000    $       1,493,000
    Warrants                                             $              --     $         199,000    $         199,000
   Series A preferred stock                              $      11,964,000     $      (3,191,000)   $       8,733,000
   Additional paid-in capital                            $      26,803,000     $      (1,138,000)   $      25,665,000
   Accumulated deficit                                   $     (32,186,000)    $       2,637,000    $     (29,549,000)

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

         As of June 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined since January 1, 2009. Accordingly, the Company has recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liability of $1,374,000, and $185,000, respectively, for the period from January 1, 2009 to June 30, 2009. The effect of the income from these derivatives on the loss from continuing operations and net loss for the six months ended June 30, 2009 was to reduce the net loss of $2,281,000 to a net loss of $722,000, and to reduce the net loss per common share from $0.24 to a net loss per common share of $0.13. For the three months ended June 30, 2009, the Company recorded a loss on the change in fair value of the embedded derivative and warrants and recorded a corresponding increase in the "Preferred stock related embedded derivative" and "Warrant" liability of $44,000 and $5,000, respectively, for the three months ending June 30, 2009. The effect of the expense from these derivatives on the loss from continuing operations and net loss for the three months ended June 30, 2009 was to increase the net loss of $982,000 to a net loss of $1,031,000, however, the expense had no effect on the net loss per common share.

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

         We have evaluated our arrangements with customers and revenue recognition policies under EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and determined that our components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. Our revenue recognition policies for our specific units of accounting are as follows:

         1 Tools - We recognize revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

         2        Parts - We recognize revenue when the parts are shipped.

         3 Service - Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years. Maintenance contracts are separate components of revenue and not bundled with our tools. If a customer does not have a maintenance contract, then the customer is billed for time and material and we recognize revenue after the service has been completed.

         4 Upgrades - We offer a suite of products known as "enhancements" which are generally comprised of one-time parts and/or software upgrades to existing Strasbaugh and non-Strasbaugh tools. These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades. We recognize revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when we complete the installation of the upgrade parts and/or software on the customer's equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer's equipment with new or modified parts and/or software. After installation of the upgrade, we have no further obligation on the contracts, other than standard warranty provisions.

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

         DERIVATIVE INCOME. In accordance with EITF Issue No. 07-5 (see "Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock" "), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the values will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

         1 The first two data columns in each table show the absolute results for each period presented.

         2 The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

         3 The last two columns in each table show the results for each period as a percentage of net revenues.

                         THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

                                                                                  DOLLAR        PERCENTAGE
                                                                                 VARIANCE        VARIANCE
                                               -----------------------------   -------------   -------------  ----------------------
                                                                                 FAVORABLE      FAVORABLE
                                                   2009            2008        (UNFAVORABLE)   (UNFAVORABLE)      2009        2008
                                               -------------   -------------   -------------   -------------   ---------   ---------
                                                              (IN THOUSANDS)
Net revenues.................................  $       1,795   $       3,799   $      (2,004)          (53%)       100%        100%
Cost of sales................................          1,066           2,260           1,194            53%         59%         59%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Gross profit.................................            729           1,539            (810)          (53%)        41%         41%
Selling, general and administrative expenses.            820           1,186             366            31%         46%         31%
Research and development expenses............          1,026             732            (294)          (40%)        57%         19%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Loss from operations.........................         (1,117)           (379)           (738)         (195%)       (62%)       (10%)
Total other income (expense).................             72             110             (38)          (35%)         4%          3%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Loss from operations before income taxes.....         (1,045)           (269)           (776)         (288%)       (58%)        (7%)
Benefit from income taxes....................             14              --              14             --          1%         --
                                               -------------   -------------   -------------   -------------   ---------   ---------
Net loss.....................................  $      (1,031)  $        (269)  $        (762)         (283%)       (57%)        (7%)
                                               =============   =============   =============   =============   =========   =========

         NET REVENUES. Net revenues decreased by $2,004,000, to $1,795,000 in the second quarter of 2009 compared to the same period in 2008. Sales of tool systems decreased by $1,130,000, to $589,000, in the second quarter of 2009 compared to $1,719,000 for the same period in 2008. Revenue from parts and services declined by $874,000, to $1,206,000 in the second quarter of 2009, compared to $2,080,000 for the same period in 2008.

         GROSS PROFIT. The $810,000 decrease in gross profit was primarily due to the lower volume of product shipments. The gross margin as a percentage of sales was held constant in the second quarter of 2009 compared to the same period in 2008 primarily as a result of a favorable mix of higher-margin parts sales in the second quarter of 2009 compared to the sales mix in the prior year. We anticipate that our gross profit margin will be approximately 40% of net revenues for the remainder of 2009.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $366,000 decrease in selling, general and administrative expenses is a result of cost cutting measures, including lower head-count of employees, initiated during 2008.

         RESEARCH AND DEVELOPMENT EXPENSES. The $294,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years, as well as efforts to develop new technology for our future. We expect that research and development spending will continue to increase during the remainder of 2009.

         OTHER INCOME (EXPENSE). The $38,000 decrease in other income was primarily due to non-cash expenses totaling $49,000 resulting from the increase in the fair value of our preferred stock related embedded derivative and warrant liabilities during the three months ended June 30, 2009.

                              SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008


                                                                                  DOLLAR        PERCENTAGE
                                                                                 VARIANCE        VARIANCE
                                               -----------------------------   -------------   -------------  ----------------------
                                                                                 FAVORABLE      FAVORABLE
                                                   2009            2008        (UNFAVORABLE)   (UNFAVORABLE)      2009        2008
                                               -------------   -------------   -------------   -------------   ---------   ---------
                                                              (IN THOUSANDS)
Net revenues.................................  $       3,302   $       5,351   $      (2,049)          (38%)       100%       100%
Cost of sales................................          2,086           3,209           1,123            35%         63%        60%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Gross profit.................................          1,216           2,142            (926)          (43%)        37%        40%
Selling, general and administrative expenses.          1,780           2,211             431            19%         54%        41%
Research and development expenses............          1,986           1,642            (344)          (21%)        60%        31%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Loss from operations.........................         (2,550)         (1,711)           (839)          (49%)       (77%)      (32%)
Total other income (expense).................          1,815             178           1,637           920%         55%         3%
                                               -------------   -------------   -------------   -------------   ---------   ---------
Loss from operations before income taxes.....           (735)         (1,533)            798            52%        (22%)      (29%)
Benefit from income taxes....................             13              --              13            --          --         --
                                               -------------   -------------   -------------   -------------   ---------   ---------
Net loss.....................................  $        (722)  $      (1,533)  $         811            53%        (22%)      (29%)
                                               =============   =============   =============   =============   =========   =========

         NET REVENUES. Net revenues decreased by $2,049,000, to $3,302,000 in the first half of 2009 compared to the same period in 2008. Sales of tool systems decreased by $736,000 to $1,086,000, in the first half of 2009 compared to $1,822,000 for the same period in 2008. Revenue from parts sales and services declined by $1,313,000 to $2,216,000, in the first half of 2009, compared to $3,529,000 for the same period in 2008.

         GROSS PROFIT. The $926,000 decrease in gross profit was primarily due to the lower volume of product shipments. The gross margin as a percentage of sales was lower for the first six months of 2009 compared to the same period in 2008 primarily as a result of spreading fixed factory overhead costs over fewer product shipments in the first half of 2009 compared to the higher level of product shipments and revenue base in 2008.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $431,000 decrease in selling, general and administrative expenses is a result of cost cutting measures, including lower head-count of employees, initiated during 2008.

         RESEARCH AND DEVELOPMENT EXPENSES. The $344,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years, as well as efforts to develop new technology for our future. We expect that research and development spending will continue to increase during the remainder of 2009.

         OTHER INCOME (EXPENSE). The $1,637,000 increase in other income was primarily due to non-cash gains totaling $1,559,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2009, we had working capital of $2,010,000, as compared to $4,009,000 at December 31, 2008, as cash from collections of receivables, customer deposits on tool contracts and proceeds from sales of investment securities were used to support operations during the first half of 2009. At June 30, 2009 and December 31, 2008 we had an accumulated deficit of $30,271,000 and $32,186,000, respectively, and cash and cash equivalents of $642,000 and $49,000, respectively.

         Our available capital resources at June 30, 2009 consisted primarily of approximately $642,000 in cash and cash equivalents and $665,000 in accounts receivable. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

         Cash provided by operating activities for the six months ended June 30, 2009 was $446,000, as compared to $108,000 of cash provided by operating activities for the six months ended June 30, 2008, and included net losses of $722,000 and $1,533,000 for the six months ended June 30, 2009 and 2008, respectively. Included in the results for the first half of 2009 were non-cash gains of $1,559,000 from derivative liabilities, as well as non-cash charges for depreciation and amortization of $187,000 and stock-based compensation of $181,000. Material changes in assets and liabilities at June 30, 2009 occurring since December 31, 2008 that affected these results include:

         1        a decrease in accounts receivable before reserves of $644,000;

         2        a decrease in inventory before reserves of $135,000;

         3        a decrease in accounts payable of $598,000; and

         4        an increase in customer deposits of $2,094,000.

         Cash provided by investing activities totaled $147,000 for the six months ended June 30, 2009 as compared to $570,000 of cash provided by investing activities for the six months ended June 30, 2008. Included in the results for the six months ended June 30, 2009 are proceeds of $294,000 from sales of investment securities, $114,000 of equipment purchases and $33,000 representing the capitalized cost of intellectual property.

         There were no cash flows from financing activities in the first half of 2009 compared to net cash used in financing activities totaling $944,000 for the six months ended June 30, 2008. The cash used in financing activities in the first half of 2008 was attributable to the dividend payment and issuance costs related to the Series A Preferred Stock.

         On December 4, 2007, we entered into two Loan and Security Agreements with Silicon Valley Bank ("SVB") providing for a credit facility in the aggregate amount of $7.5 million, under which the Company had no borrowings or amounts outstanding. The Company was not in compliance with all of the covenants in the agreements, and was unable to negotiate suitable amendments to the agreements; accordingly, the line of credit with SVB is no longer available to the Company, and in the quarter ended June 30, 2009 management determined to allow the line of credit to expire. Management believes that, barring unforeseen events, there will be no need to seek additional credit in the foreseeable future, and given the high cost of credit under the current market conditions, management is not seeking alternative credit facilities at this time.

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

         We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007. Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. However, we are not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. The registration statement was declared effective on November 6, 2008 and the Company has accrued approximately $233,000 as liquidated damages and is accruing 10% interest per annum on that amount until such time as the payment is made to the preferred shareholders.

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

BACKLOG

         As of August 3, 2009, we had a backlog of approximately $11.1 million. Our backlog includes firm non-cancelable customer commitments for 13 tools and approximately $680,000 in parts and upgrades. Management believes that all products currently in our backlog will be shipped by January 31, 2010.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement SFAS No. 157 "Fair Value Measurements". This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this FSP during the quarter ending June 30, 2009 had no impact on the Company's financial condition or results of operations.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this FSP during the quarter ending June 30, 2009 had no impact on the Company's financial condition or results of operations.

         In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in the accompanying condensed consolidated financial statements.

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

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

         In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise's involvement in a variable interest entity. We do not expect the adoption of SFAS 166 or SFAS 167 to have a material impact on the Company's financial condition or results of operations. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009.

         In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS 168 provides for the FASB Accounting Standards CodificationTM (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

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

TENDER OFFER STATEMENT

         Subsequent to the period ended June 30, 2009 the Company filed, with the Securities and Exchange Commission ("SEC"), a Tender Offer Statement on Schedule TO relating to an offer by Strasbaugh to all its employees and Directors to exchange (the "Exchange Offer") up to 663,708 shares of Common Stock for options to purchase an aggregate of 1,327,416 shares of Common Stock of the Company. The Exchange Offer covers both vested and unvested options that were granted under the Company's 2007 Share Incentive Plan (the "Eligible Options"). Making the election to exchange the options for stock on a 2 for 1 basis (two options for one share of common stock) is completely voluntary on the part of each employee and Director. For compensation expense purposes, the transaction will be valued at the average trading price of the stock five business days prior to the exercise date, which is scheduled for August 19, 2009 unless extended by the Company. The Company has the right to extend or cancel the offer prior to August 19, 2009.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of June 30, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company is a party to an action filed by April Paletsas, former wife of Alan Strasbaugh, Chairman and a significant shareholder of the Company, requesting a declaration by the court that its subsidiary, R. H. Strasbaugh, is required to install a new roof on the leased facilities in San Luis Obispo under the repair and maintenance covenants of the lease covering its corporate facilities, between Alan Strasbaugh and Ms. Paletsas, as co-landlords, and R. H. Strasbaugh, as lessee. The Company is presently unable to evaluate the likelihood of an unfavorable result in this dispute or the range of potential loss. However, management intends to vigorously defend against this case and believes that all of its defenses are meritorious. The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009. Mr. Strasbaugh had until May 5, 2009 in which to complete his purchase of the property. Mr. Strasbaugh was unable to complete the purchase, but has advised the Company that he plans to continue with his efforts to acquire the property.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         On August 7, 2009, Danilo Cacciamatta, David Porter and John Givens resigned from the Board of Directors. On that date the remaining directors appointed Tom Walsh, Daniel J. O'Hare, and Dr. Marin Kulawski to fill the vacancies created by the resignations.

         Mr. Walsh, age 67, was employed by the Company between 1959 and 2005, most recently as Vice President-Engineering, but remains a consultant to the Company. Mr. Walsh is responsible for the design and engineering direction of over one hundred products and over twelve thousand machine tools manufactured during the past forty years by the Company. While directing the Engineering Department at the Company, Mr. Walsh studied mechanical engineering at California State University at Long Beach.

         Mr. O'Hare, age 45, is Managing Principal of Glenn, Burdette, Phillips and Bryson, Certified Public Accountants, where he has been employed since 1989. He specializes in tax planning and business consulting. Prior to that time he held positions at Arthur Young and Ernst and Whinney. He has also served board and officer positions at the California Society of Certified Public Accountants. He currently serves on the Board of Directors of Heritage Oaks Bank. Mr. O'Hare earned a Bachelor of Business Administration Degree in 1985 from Notre Dame University.

         Dr. Kulawski, age 38, is president of Advaplan, a CMP foundry and consulting service. From 2000 to 2007 he was Project Manager at the Government Technical Institute of Finland. From 1998 to 2000 he was a team leader for CMP tool installation and process integration at customer sites for Peter Wolters Company. Dr. Kulawski is a member of CMP user groups in the United States and Europe and has been a speaker and lecturer at semiconductor conferences in the United States, Europe and Asia. He has authored more than 15 papers published in scientific journals. Dr. Kulawski was awarded a Master of Science Degree in Electrical Engineering with a Solid State Electronics minor in 1998 from Christian Albrecht University and a Ph.D. with a CMP thesis from the Technical University of Helsinki.

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

                                      STRASBAUGH


Dated: August 13, 2009                By: /s/ RICHARD NANCE
                                          --------------------------------------
                                          Richard Nance, Chief Financial Officer
                                          (principal financial and accounting
                                          officer)


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