Form 10-Q/A
period 2009-06-30
Strasbaugh
filed 2009-08-14
CIK 919583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

(Mark One)

|X| AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                                                                                                           TOTAL
                                                                                                                           SHARE-
                                                                                                    ACCUMULATED           HOLDERS'
                                         REDEEMABLE                                                   OTHER              DEFICIT AND
                                        CONVERTIBLE                                                   COMPRE-            REDEEMABLE
                                      PREFERRED STOCK   PREFERRED STOCK     COMMON STOCK   ADDITIONAL HENSIVE            CONVERTIBLE
                                    ------------------  ---------------- ------------------  PAID-IN  INCOME ACCUMULATED  PREFERRED
                                     SHARES     AMOUNT   SHARES  AMOUNT   SHARES     AMOUNT  CAPITAL  (LOSS)   DEFICIT     STOCK
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


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

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