Form 10-Q
period 2009-09-30
Strasbaugh
filed 2009-11-16
CIK 919583

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2009

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes | | No | |

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                  Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)      Smaller reporting company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of October 31, 2009, there were 14,705,587 shares of the issuer's common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements..................................................1

         Condensed Consolidated Balance Sheets as of September 30, 2009
            (unaudited) and December 31, 2008 (audited)........................1

         Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 2009 and 2008 (unaudited)......2

         Condensed Consolidated Statement of Redeemable Convertible
            Preferred Stock and Shareholders' Deficit for the Nine
            Months Ended September 30, 2009 (unaudited)........................3

         Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2009 and 2008 (unaudited)...............4

         Notes to Condensed Consolidated Financial Statements for the
            Three and Nine Months Ended September 30, 2009 (unaudited).........5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........43

Item 4.  Controls and Procedures .............................................44

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................44

Item 1A. Risk Factors ........................................................45

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........45

Item 3.  Defaults Upon Senior Securities .....................................45

Item 4.  Submission of Matters to a Vote of Security Holders .................45

Item 5.  Other Information ...................................................45

Item 6.  Exhibits ............................................................46

Signatures ...................................................................46
Exhibits Filed with this Report

                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               STRASBAUGH AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                                         ASSETS


                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2009               2008
                                                                                  -----------------  -----------------
CURRENT ASSETS                                                                       (unaudited)
   Cash and cash equivalents                                                       $         3,356    $            49
   Accounts receivable, net of allowance for doubtful accounts of $224 at
     September 30, 2009 and December 31, 2008                                                  803              1,309
   Investments in securities                                                                    --                239
   Inventories                                                                               5,566              5,659
   Prepaid expenses                                                                            352                264
                                                                                   ---------------    ---------------
                                                                                            10,077              7,520
                                                                                   ---------------    ---------------
PROPERTY, PLANT, AND EQUIPMENT                                                               2,059              2,150
                                                                                   ---------------    ---------------
OTHER ASSETS
   Capitalized intellectual property, net of accumulated amortization
     of $75 at September 30, 2009 and $54 at December 31, 2008                                 402                381
   Other assets                                                                                 30                 36
                                                                                   ---------------    ---------------
                                                                                               432                417
                                                                                   ---------------    ---------------
   TOTAL ASSETS                                                                    $        12,568    $        10,087
                                                                                   ===============    ===============

                                  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                               AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable, current portion                                                  $            19    $           100
   Accounts payable                                                                            865              1,231
   Accrued expenses                                                                          2,110              1,963
   Customer deposits                                                                         5,723                147
   Deferred revenue                                                                             48                 70
                                                                                   ---------------    ---------------
                                                                                             8,765              3,511
                                                                                   ---------------    ---------------
OTHER LIABILITIES
   Preferred stock related embedded derivative                                                  12                 --
   Warrants                                                                                      1                 --
                                                                                   ---------------    ---------------
                                                                                                13                 --
                                                                                   ---------------    ---------------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Redeemable convertible preferred stock ("Series A"), no par value, $14,929 aggregate preference in liquidation at September 30, 2009, 15,000,000
     shares authorized, 5,909,089 shares issued and outstanding                             10,568             11,964
SHAREHOLDERS' DEFICIT
   Preferred stock ("Participating"), no par value, 5,769,736 shares authorized,
     zero shares issued and outstanding                                                         --                 --
   Common stock, no par value, 100,000,000 shares authorized, 14,201,587
     issued and outstanding                                                                     56                 56
   Additional paid-in capital                                                               24,232             26,803
   Accumulated other comprehensive loss                                                         --                (61)
   Accumulated deficit                                                                     (31,066)           (32,186)
                                                                                   ---------------    ---------------
                                                                                            (6,778)            (5,388)
                                                                                   ---------------    ---------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS' DEFICIT                                                    $        12,568    $        10,087
                                                                                   ===============    ===============


                            The accompanying notes are an integral part of these statements.


                                                STRASBAUGH AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ------------------------------   ------------------------------
                                                              2009            2008             2009             2008
                                                         --------------  --------------   --------------  --------------
                                                                   (unaudited)                     (unaudited)
REVENUES
Tools                                                     $      1,551    $        893     $      2,637    $      2,715
Parts and Service                                                1,338           1,574            3,554           5,103
                                                         --------------  --------------   --------------  --------------
NET REVENUES                                                     2,889           2,467            6,191           7,818
                                                         --------------  --------------   --------------  --------------
COST OF SALES

Tools                                                            1,484             615            2,255           2,164
Parts and Service                                                  641             815            1,956           2,475
                                                         --------------  --------------   --------------  --------------
TOTAL COST OF SALES                                              2,125           1,430            4,211           4,639
                                                         --------------  --------------   --------------  --------------
GROSS PROFIT                                                       764           1,037            1,980           3,179
                                                         --------------  --------------   --------------  --------------
OPERATING EXPENSES
Selling, general and administrative expenses                     1,081             991            2,861           3,202
Research and development                                           834             625            2,820           2,267
                                                         --------------  --------------   --------------  --------------
                                                                 1,915           1,616            5,681           5,469
                                                         --------------  --------------   --------------  --------------
LOSS FROM OPERATIONS                                            (1,151)           (579)          (3,701)         (2,290)
                                                         --------------  --------------   --------------  --------------
OTHER INCOME (EXPENSE)
Rental income                                                      144              92              436             197
Interest income                                                      2              15                8              39
Interest expense                                                    (6)             --              (17)             --
Gain on change in value of embedded derivative
   and warrants (Note 2)                                           120              --            1,679              --
Other income, net                                                   96              49               65              98
                                                         --------------  --------------   --------------  --------------
                                                                   356             156            2,171             334
                                                         --------------  --------------   --------------  --------------

LOSS BEFORE BENEFIT FROM INCOME TAXES                             (795)           (423)          (1,530)         (1,956)

BENEFIT FROM INCOME TAXES                                           --              --               13              --
                                                         --------------  --------------   --------------  --------------
NET LOSS                                                  $       (795)   $       (423)    $     (1,517)   $     (1,956)
                                                         ==============  ==============   ==============  ==============

NET LOSS PER COMMON SHARE
Basic                                                     $      (0.10)   $      (0.06)    $      (0.23)   $      (0.22)
                                                         ==============  ==============   ==============  ==============
Diluted                                                   $      (0.10)   $      (0.06)    $      (0.23)   $      (0.22)
                                                         ==============  ==============   ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                           14,202          14,202           14,202          14,202
                                                         ==============  ==============   ==============  ==============
Diluted                                                         14,202          14,202           14,202          14,202
                                                         ==============  ==============   ==============  ==============


                             The accompanying notes are an integral part of these statements.



                                                      STRASBAUGH AND SUBSIDIARY


                             CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                         AND SHAREHOLDERS' DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                            TOTAL
                                                                                                                            SHARE
                                                                                                  ACCUMU-                  HOLDERS'
                            REDEEMABLE                                                            LATED                  DEFICIT AND
                           CONVERTIBLE                                                            OTHER                  REDEEMABLE
                         PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK      ADDITIONAL   COMPRE-                CONVERTIBLE
                      --------------------  -----------------  --------------------   PAID-IN     INCOME    ACCUMULATED   PREFERRED
                       SHARES      AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT   CAPITAL     (LOSS)      DEFICIT       STOCK
                      ---------  ---------  --------  -------  -----------  -------  ----------  ---------  -----------  -----------
Balance,
  December 31, 2008   5,909,089  $  11,964        --  $    --   14,201,587  $    56  $  26,803   $    (61)  $  (32,186)  $    6,576
Cumulative effect
  of change in
  accounting
  principle (Note 2)         --     (3,191)       --       --           --       --     (1,138)         --        2,637      (1,692)

Comprehensive
  income (loss):
  Net loss                                                                                              --       (1,517)     (1,517)
Other comprehensive
  income (loss):
  Unrealized gains
   on investments,
   net of tax of $0                                                                                     61           --          61
                                                                                                                         -----------
Total comprehensive
  loss                                                                                                                       (1,456)
                                                                                                                         -----------
Stock-based
  compensation
  expenses                   --         --        --       --           --       --        362          --           --         362
Accretion of
  redeemable
  convertible
  preferred stock            --        937        --       --           --       --       (937)         --           --          --
Preferred stock
  dividend
  accumulated                --        858        --       --           --       --       (858)         --           --          --
                      ---------  ---------  --------  -------  -----------  -------  ----------  ---------  -----------  -----------
Balance,
  September 30, 2009  5,909,089  $  10,568        --  $    --   14,201,587  $    56  $  24,232   $      --  $   (31,066) $    3,790
                      =========  =========  ========  =======  ===========  =======  ==========  =========  ===========  ===========



                                  The accompanying notes are an integral part of these statements.



                                           STRASBAUGH AND SUBSIDIARY


                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
                                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    2009             2008
                                                                               --------------   --------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $     (1,517)    $     (1,956)
   Adjustments to reconcile net loss
    to net cash from operating activities:
     Depreciation and amortization                                                       274              274
     Change in allowance for doubtful accounts                                            --              167
     Change in inventory reserve                                                          95              336
     Non-cash interest expense                                                            17               --
     Stock-based compensation                                                            362              138
     Gain on embedded derivative (Note 2)                                             (1,481)              --
     Gain on warrants (Note 2)                                                          (198)              --
     Gain on extinguishment of debt                                                      (81)              --
     Losses on sales of investment securities                                              6               --
     Changes in assets and liabilities:
       Accounts receivable                                                               506              846
       Inventories                                                                       (21)            (155)
       Prepaid expenses, deposits and other assets                                       (88)             (75)
       Accounts payable                                                                 (366)             220
       Accrued expenses                                                                  130             (365)
       Deferred revenue                                                                  (22)             (54)
       Customer deposits                                                               5,576               --
                                                                               --------------   --------------
         Net Cash Provided By (Used In) Operating Activities                           3,192             (624)
                                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of investment securities                                       294              488
   Proceeds from maturity of investment securities                                        --              233
   Purchase of property and equipment                                                   (137)            (127)
   Capitalized cost for intellectual property                                            (42)             (63)
                                                                               --------------   --------------
         Net Cash Provided By Investing Activities                                       115              531
                                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance cost of redeemable convertible preferred stock                                --             (483)
   Preferred dividends paid                                                               --             (633)
                                                                               --------------   --------------
         Net Cash Used In Financing Activities                                            --           (1,116)
                                                                               --------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                3,307           (1,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            49            1,864
                                                                               --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      3,356     $        655
                                                                               ==============   ==============


                        The accompanying notes are an integral part of these statements.

                                                      -4-

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


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

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the related interim periods ended September 30, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have evaluated subsequent events through November 12, 2009, which is the date these financial statements were issued.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ----------------------------
                                                      2009           2008
                                                 -------------  -------------
Cash paid for income taxes.....................   $        --    $        --
                                                 =============  =============
Fair value accretion on redeemable
   convertible preferred stock.................   $   937,000    $   366,000
                                                 =============  =============
Preferred stock dividend.......................   $   858,000    $   797,000
                                                 =============  =============
Property and equipment transferred to/from
   inventory, net                                 $    19,000    $    71,000
                                                 =============  =============

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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three and nine month periods ended September 30, 2009, the Company's top 10 customers accounted for 80% and 65% of net revenues, respectively, and 67% and 64% for the three and nine month periods ended September 30, 2008, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 52% and 45%, for the three and nine months ended September 30, 2009, respectively, and 40% and 32%, for the three and nine month periods ended September 30, 2008, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK (CONTINUED)

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company's inability to collect receivables from these customers, could have a material adverse effect on the Company's financial condition and results of operations. As of September 30, 2009, the amount due from the major customers (over 10%) discussed above represented 35% of the Company's total accounts receivable.

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

The Company's assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

                                                        FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2009
                                               --------------------------------------------------------------
                                                                  QUOTED
                                                                PRICES IN
                                                                  ACTIVE        SIGNIFICANT
                                                                MARKETS FOR        OTHER         SIGNIFICANT
                                                                 IDENTICAL       OBSERVABLE      UNOBSERVABLE
                                                                  ASSETS           INPUTS           INPUTS
                                                              ---------------  ---------------  -------------
                                                   TOTAL         (LEVEL 1)        (LEVEL 2)        (LEVEL 3)
                                               -------------  ---------------  ---------------  -------------
Preferred stock related embedded derivative    $    (12,000)  $            --  $            --  $    (12,000)

Warrants                                             (1,000)               --               --        (1,000)
                                               -------------  ---------------  ---------------  -------------
Total                                          $    (13,000)  $            --  $            --  $    (13,000)
                                               =============  ===============  ===============  =============

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (CONTINUED)

                                                        FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2008
                                               --------------------------------------------------------------
                                                                  QUOTED
                                                                PRICES IN
                                                                  ACTIVE        SIGNIFICANT
                                                                MARKETS FOR        OTHER         SIGNIFICANT
                                                                 IDENTICAL       OBSERVABLE      UNOBSERVABLE
                                                                  ASSETS           INPUTS           INPUTS
                                                              ---------------  ---------------  -------------
                                                   TOTAL         (LEVEL 1)        (LEVEL 2)        (LEVEL 3)
                                               -------------  ---------------  ---------------  -------------
Fixed income available-for-sale securities     $     239,000  $            --  $       239,000  $          --
                                               =============  ===============  ===============  =============

The Company's investments were comprised of available-for-sale securities with carrying amounts totaling $239,000 at December 31, 2008. The Company has no assets measured at fair value on a recurring basis at September 30, 2009. The Company's financial assets that were measured at fair value on a recurring basis were comprised of fixed income available for sale securities at December 31, 2008.

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

Beginning January 1, 2009, the Company carried its preferred stock related embedded derivative and investor warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black Scholes valuation model. As of September 30, 2009, the assumptions used in the valuation of the preferred stock related embedded derivative included the Series A Preferred Stock conversion price of $2.20 and in the valuation of the investor warrants the conversion price of $2.42, as well as the Company's stock price of $0.25, discount rate of 1.1%, and volatility of 56%.

There are no assets or liabilities measured at fair value on a nonrecurring basis.

SEGMENT INFORMATION

The Company's results of operations for the nine months ended September 30, 2009 and 2008, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries. Export sales represent approximately 31% and 26% of sales for the three and nine months ended September 30, 2009, and approximately 71% and 33% of sales for the three and nine months ended September 30, 2008, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION (CONTINUED)

The geographic breakdown of the Company's sales was as follows:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                       ------------------------   ------------------------
                                           2009         2008         2009         2008
                                       -----------  -----------   -----------  -----------
     United States                          69%           29%         74%           67%
     Europe                                  2%           54%          5%           23%
     Asia and Pacific Rim countries         29%           17%         21%           10%

The geographic breakdown of the Company's accounts receivable was as follows:


                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2009            2008
                                               ---------------  --------------
     United States                                    66%             43%
     Europe                                            6%             21%
     Asia and Pacific Rim countries                   28%             36%

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

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at September 30, 2009 is reasonably stated.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


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

At December 31, 2008, the Company's investments were classified as available-for-sale and were included in current assets because the investments were likely to be sold prior to maturity and within one year from the balance sheet date. The Company's investments in corporate debt securities had maturity dates ranging from 2 to 10 years at December 31, 2008. The Company had realized losses on the sales of securities of $6,000, for the three and nine months ended September 30, 2009, and had no realized gains or losses from sales of investments in 2008. Total other than temporary impairment recognized in accumulated other comprehensive income was $0, at September 30, 2009 and December 31, 2008. Total gains for securities with net gains in accumulated other comprehensive income were $0, at September 30, 2009 and December 31, 2008.

There were no investments in securities at September 30, 2009. Investments in securities at December 31, 2008 were as follows:

                                            AGGREGATE       AMORTIZED COST    UNREALIZED GAIN
                                            FAIR VALUE          BASIS              (LOSS)
                                         ----------------  ----------------  ----------------
Corporate debt securities                 $       118,000   $       125,000   $       (7,000)
Municipal and State debt securities               121,000           175,000          (54,000)
                                         ----------------  ----------------  ----------------
                                          $       239,000   $       300,000   $      (61,000)
                                         ================  ================  ================

At December 31, 2008 all investments with unrealized losses were in loss positions for less than 12 months. The breakdown of investments with unrealized losses at December 31, 2008 was as follows:

                                         AGGREGATE FAIR VALUE OF
                                       INVESTMENTS WITH UNREALIZED     AGGREGATE AMOUNT OF
                                                  LOSSES                UNREALIZED LOSSES
                                             -----------------          -----------------
Corporate debt securities                     $        118,000          $         (7,000)
Municipal and State debt securities                    121,000                   (54,000)
                                             -----------------          -----------------
                                              $        239,000          $        (61,000)
                                             =================          =================

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss). The Company's other comprehensive gains and losses (net of taxes of $0) consisted of unrealized gains on investments of $0 and $61,000 for the three and nine month periods ended September 30, 2009, respectively, and unrealized losses on investments of $24,000 and $62,000 for the three and nine month periods ended September 30, 2008, respectively.

REVENUE RECOGNITION

The Company derives revenues principally from the sale of tools, parts and services. The Company recognizes revenue pursuant to SEC staff guidance covering revenue recognition. Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company recognizes revenue upon shipment of products or performance of services and defers recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

The Company has evaluated its arrangements with customers and revenue recognition policies under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25, "Revenue Recognition-Multiple-Element Arrangements," and determined that its components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. The Company's revenue recognition policies for its specific units of accounting are as follows:

      1 Tools - The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

      2     Parts - The Company recognizes revenue when the parts are shipped.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


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

The Company includes software in its tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, the Company has no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. The Company's software is incidental to the tool contracts as a whole. The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or the Company to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized. The revenue recognition requirements of FASB ASC 985-605, "Software-Revenue Recognition," are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectability is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INCOME

In accordance with FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions" (Note 2), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the values will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

SHIPPING COSTS

During the three and nine month periods ended September 30, 2009, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $ 0 and $8,000, respectively, and $0 and $7,000 for the three and nine month periods ended September 30, 2008, respectively. Freight and handling fees incurred by the Company of approximately $5,000 and $34,000 are included in cost of sales for the three and nine month periods ended September 30, 2009, respectively, and $9,000 and $43,000 for the three and nine month periods ended September 30, 2008, respectively.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

                                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED                             ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------------   -------------------------------
                                                                 2009             2008             2009             2008
                                                            --------------   --------------   --------------   --------------
Numerator:
  Net loss                                                  $    (795,000)   $    (423,000)   $  (1,517,000)   $  (1,956,000)
  Preferred stock accretion                                      (324,000)        (131,000)        (937,000)        (366,000)
  Preferred stock dividend                                       (292,000)        (270,000)        (858,000)        (797,000)
                                                            --------------   --------------   --------------   --------------
     Net loss available to common shareholders - basic         (1,411,000)        (824,000)      (3,312,000)      (3,119,000)
     Adjustment to net loss for assumed conversions                    --               --               --               --
                                                            --------------   --------------   --------------   --------------
     Net loss available to common shareholders - diluted    $  (1,411,000)   $    (824,000)   $  (3,312,000)   $  (3,119,000)
                                                            ==============   ==============   ==============   ==============


                                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED                             ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------------   -------------------------------
                                                                 2009             2008             2009             2008
                                                            --------------   --------------   --------------   --------------
Denominator:
  Shares outstanding, beginning                                14,201,587       14,201,587       14,201,587       14,201,587
  Weighted-average shares issued                                       --               --               --               --
                                                            --------------   --------------   --------------   --------------
  Weighted-average shares outstanding--basic                   14,201,587       14,201,587       14,201,587       14,201,587
                                                            --------------   --------------   --------------   --------------
  Effect of dilutive securities                                        --               --               --               --
                                                            --------------   --------------   --------------   --------------

  Weighted-average shares outstanding--diluted                 14,201,587       14,201,587       14,201,587       14,201,587
                                                            ==============   ==============   ==============   ==============

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

For the three and nine months ended September 30, 2009, the Company has excluded from the computation of diluted earnings per common share 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants, 285,846 shares issuable upon exercise of outstanding stock options and 1,008,000 stock options cancelled pending the issuance of 504,000 restricted common shares (see Note 6), because the Company had a loss from continuing operations for the period and to include the representative share increments would have been anti-dilutive. For the three and nine months ended September 30, 2008, the 5,909,089 shares issuable pursuant to the Series A Preferred Stock, 1,271,797 shares issuable pursuant to outstanding warrants and 1,339,166 shares issuable upon the exercise of outstanding stock options were excluded from the computation of diluted earnings per share because the Company had a loss from continuing operations for the period and to include the representative share increments would have been anti-dilutive. Accordingly, for the three and nine months ended September 30, 2009 and 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

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

SERIES A PREFERRED STOCK AND WARRANTS

The Company evaluates its Series A Preferred Stock and Warrants (as defined in
Note 8) on an ongoing basis considering the provisions of FASB ASC Topic 480, "Distinguishing Liabilities from Equity" which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of FASB ASC Topic 815, "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering FASB ASC 815-40, "Derivatives and Hedging-Contracts in Entity's Own Equity."

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board issued Staff Position
(FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which was primarily codified into Topic 820, "Fair Value Measurements and Disclosures." Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with this guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this standard had no impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments," which was primarily codified into Topic 320, "INVESTMENTS -- DEBT AND EQUITY SECURITIES" and Topic 325 "INVESTMENTS -- OTHER" in the ASC. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. Implementation of this guidance had no impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board
(APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which was primarily codified into Topic 825 "FINANCIAL INSTRUMENTS" in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in these condensed consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock," which was primarily codified into FASB ASC 815-40, "Derivatives and Hedging-Contracts in Entity's Own Equity." The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. Implementation of this guidance has had a significant impact on the Company's financial condition and results of operations (See Note 2).

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2009, the FASB issued SFAS No. 165, "SUBSEQUENT EVENTS", which was primarily codified into Topic 855 "SUBSEQUENT EVENTS" in the ASC. This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)", which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.

In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible Assets," which was primarily codified into Topic 350 "INTANGIBLES - GOODWILL AND OTHER" in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be impacted by this guidance, it did not impact the Company's financial statements as the Company did not acquire any intangible assets during the nine months ended September 30, 2009.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES", which was primarily codified into Topic 105 "GENERALLY ACCEPTED ACCOUNTING STANDARDS" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In October 2009, the FASB issued ASU 2009-13, MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS, (amendments to FASB ASC Topic 605, REVENUE RECOGNITION) ("ASU 2009-13") and ASU 2009-14, CERTAIN ARRANGEMENTS THAT INCLUDE SOFTWARE ELEMENTS, (amendments to FASB ASC Topic 985, SOFTWARE) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's consolidated results of operations or financial condition.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 2 - IMPLEMENTATION OF FASB ASC 815-40-15 "DERIVATIVES AND HEDGING-CONTRACTS IN ENTITY'S OWN EQUITY-SCOPE AND SCOPE EXCEPTIONS"

In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815, "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. FASB ASC 815-10-15-74(a) indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments ("Topic 815 Scope Exception").

The Company's convertible Series A Preferred Stock (Note 8) has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet. The Series A Preferred Stock does not meet the definition of mandatorily redeemable under FASB ASC Topic 480, "Distinguishing Liabilities from Equity" because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with SEC guidance. The two embedded features in the Series A Preferred Stock did not require bifurcation under ASC Topic 815 since, prior to the implementation of ASC 815-40-15, the conversion feature met the Topic 815 Scope Exception and the applicable criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the FASB criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

The Investor Warrants (Note 8) have previously been recognized as permanent equity in the Company's statement of financial position. Prior to the implementation of ASC 815-40-15, the Investor Warrants were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

FASB ASC 815-40-15 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 2 - IMPLEMENTATION OF FASB ASC 815-40-15 "DERIVATIVES AND HEDGING-CONTRACTS IN ENTITY'S OWN EQUITY-SCOPE AND SCOPE EXCEPTIONS" (CONTINUED)

Accordingly, under the provisions of ASC 815-40-15 the embedded conversion feature in the Company's Series A Preferred Stock (the "Series A Conversion Feature") and the Investor Warrants are not considered indexed to the Company's stock because future equity offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. As a result of the settlement provisions in the Company's Series A Conversion Feature and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature no longer qualified for the Topic 815 Scope Exception, and was required to be bifurcated from its host, in accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, and accounted for as a derivative instrument. Also, as a result of the settlement provision in the Investor Warrants and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants no longer qualified for the Topic 815 Scope Exception, and were required to be accounted for as derivatives. In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in ASC 815-40-15 indicating that an instrument considered indexed to its own stock is evaluated under the applicable FASB guidance to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity's own stock then equity classification is precluded. Accordingly, effective January 1, 2009 the Company's Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company's consolidated balance sheet.

In accordance with FASB ASC 815-10-65-3 "Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable SEC guidance. In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 2 - IMPLEMENTATION OF FASB ASC 815-40-15 "DERIVATIVES AND HEDGING-CONTRACTS IN ENTITY'S OWN EQUITY-SCOPE AND SCOPE EXCEPTIONS" (CONTINUED)

The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of ASC 815-40-15 effective January 1, 2009:

                                                             BALANCE           CUMULATIVE          BALANCE
                                                           DECEMBER 31,          EFFECT           JANUARY 1,
                                                               2008            ADJUSTMENT            2009
                                                        -----------------  -----------------  -----------------
   Preferred stock related embedded derivative           $            --    $     1,493,000    $     1,493,000
   Warrants                                              $            --    $       199,000    $       199,000
   Series A preferred stock                              $    11,964,000    $    (3,191,000)   $     8,733,000
   Additional paid-in capital                            $    26,803,000    $    (1,138,000)   $    25,665,000
   Accumulated deficit                                   $   (32,186,000)   $     2,637,000    $   (29,549,000)

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 2 - IMPLEMENTATION OF FASB ASC 815-40-15 "DERIVATIVES AND HEDGING-CONTRACTS IN ENTITY'S OWN EQUITY-SCOPE AND SCOPE EXCEPTIONS" (CONTINUED)

As of September 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined since January 1, 2009. Accordingly, the Company has recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liability of $1,481,000, and $198,000, respectively, for the period from January 1, 2009 to September 30, 2009. The effect of the income from these derivatives on the loss from continuing operations and net loss for the nine months ended September 30, 2009 was to reduce the net loss of $3,196,000 to a net loss of $1,517,000, and to reduce the net loss per common share from $0.35 to a net loss per common share of $0.23. For the three months ended September 30, 2009, the Company recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding decrease in the "Preferred stock related embedded derivative" and "Warrant" liability of $107,000 and $13,000, respectively. The effect of the gain from these derivatives on the loss from continuing operations and net loss for the three months ended September 30, 2009 was to decrease the net loss of $915,000 to a net loss of $795,000, and to reduce the net loss per common share from $0.11 to a net loss per common share of $0.10.

NOTE 3 - MANAGEMENT'S PLANS

For the nine months ended September 30, 2009, the Company had a net loss of approximately $1,517,000; however, excluding the non-cash gains from the preferred stock related embedded derivative and warrants, the loss was approximately $3,196,000, and as of September 30, 2009, the Company had an accumulated deficit of approximately $31,066,000. The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses. Additionally, the decline in the semiconductor industry during 2007, 2008 and into 2009 has added to those losses as revenues declined.

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

On December 4, 2007, the Company entered into two Loan and Security Agreements with Silicon Valley Bank ("SVB") providing for a credit facility in the aggregate amount of $7.5 million, under which the Company had no borrowings or amounts outstanding. The Company was not in compliance with all of the covenants in the agreements at December 31, 2008 and in 2009, and was unable to negotiate suitable amendments to the agreements; accordingly, the line of credit with SVB is no longer available to the Company. Management believes that, barring unforeseen events, there will be no need to seek additional credit in the foreseeable future, and given the high cost of credit under the current market conditions, management is not seeking alternative credit facilities at this time.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                  2009               2008
                                                           -----------------  -----------------
                                                              (unaudited)
         Parts and raw materials                            $     5,318,000    $     5,562,000
         Work-in-process                                          2,257,000          2,156,000
         Finished goods                                           1,682,000          1,537,000
                                                           -----------------  -----------------
                                                                  9,257,000          9,255,000
         Inventory reserves                                      (3,691,000)        (3,596,000)
                                                           -----------------  -----------------
                                                            $     5,566,000    $     5,659,000
                                                           =================  =================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                  2009               2008
                                                           -----------------  -----------------
                                                              (unaudited)

        Buildings and improvements                          $     2,283,000    $     2,283,000
        Shop and lab equipment                                    6,168,000          6,012,000
        Transportation equipment                                    166,000            166,000
        Furniture and fixtures                                    1,113,000          1,113,000
        Computer equipment                                        2,326,000          2,326,000
                                                           -----------------  -----------------
                                                                 12,056,000         11,900,000
        Less: accumulated depreciation and amortization          (9,997,000)        (9,750,000)
                                                           -----------------  -----------------
                                                            $     2,059,000    $     2,150,000
                                                           =================  =================

Depreciation expense totaled approximately $80,000 and $82,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $247,000 and $255,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 6 - STOCK COMPENSATION PLANS

In February 2007, the Company established the 2007 Share Incentive Plan (the "2007 Plan"), under which 2,000,000 shares of the Company's common stock are available for issuance. The 2007 Plan provides for the grant to employees, consultants and outside directors, of equity based awards including stock options and restricted shares of the Company's common stock. On August 1, 2009, options to purchase 36,000 shares of common stock with an exercise price of $1.10 per share were granted to certain members of the Company's board of directors. The options expire ten years from the date of issuance and vest over a period of three years. On July 22, 2009, the Company issued an offer to holders of outstanding stock options issued under the 2007 Plan ("Eligible Options"), to exchange their Eligible Options for shares of common stock of the Company on a 2 for 1 basis. The offer expired on September 25, 2009. As result of this offer, as of September 30, 2009, 1,008,000 stock options were accepted for exchange and cancellation.

STOCK OPTIONS

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of option grants were calculated using the following estimated weighted-average assumptions:

                                                FOR THE NINE MONTHS
                                                       ENDED
                                                 SEPTEMBER 30, 2009
                                               ----------------------

Options granted                                         36,000
Weighted-average exercise prices of options              $1.10
Weighted-average stock price                             $1.10
Assumptions:
Weighted-average expected volatility                      56%
Weighted-average expected term                         4.6 years
Risk-free interest rate                                  2.14%
Expected dividend yield 0%                                 0%

The exercise prices of the options granted were determined based on the market price of the Company's stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company's common stock at the close of regular hours trading on the OTC Bulletin Board on that date, as the price was reported by the National Association of Securities Dealers. The volatility and expected life for the options have been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, FASB ASC Topic 718, "Compensation-Stock Compensation" requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied an estimated annual forfeiture rate over the vesting period, based on adjusted historical experience, of 10% for the three and nine months ended September 30, 2009.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 6 - STOCK COMPENSATION PLANS (CONTINUED)

STOCK OPTIONS (CONTINUED)

The status of the options under the 2007 Plan is summarized below:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                WEIGHTED         REMAINING         AGGREGATE
                                                                 AVERAGE        CONTRACTUAL        INTRINSIC
                                                  SHARES          PRICE         TERM (YEARS)         VALUE
                                              -------------  --------------  ------------------  --------------
Outstanding at December 31, 2008                  1,327,416   $       1.69
Granted                                              36,000   $       1.10
Cancelled (see "Restricted Stock" below)         (1,008,000)  $       1.71
Forfeited                                           (81,740)  $       1.37
                                              -------------
Outstanding at September 30, 2009                   285,846   $       1.61           8.1           $        --
                                              =============
Exercisable at September 30, 2009                   160,139   $       1.70           7.8           $        --
                                              =============
Vested and expected to vest after
   September 30, 2009                               274,412   $       1.61           8.1           $        --
                                              =============

RESTRICTED STOCK

As of September 30, 2009, the Company had accepted and cancelled 1,008,000 Eligible Options in exchange for 504,000 shares of its restricted common stock, which were issued on October 12, 2009. Fair value of this award on the grant date was $.25 per share. The grant date fair value of the restricted stock award was determined by using the closing price of the Company's common stock on September 25, 2009.

The excess of the aggregate grant date fair value of the Company's restricted common stock of $126,000 over the fair value of the stock options canceled of $15,000 was added to the unamortized value of the options canceled on September 25, 2009, which amounted to $205,000. The total of the unamortized value of the canceled options and the modification charge are being amortized over the vesting period of the restricted common stock. The restricted shares vest on March 31, 2010.

At September 30, 2009, the unamortized value of the restricted share award was approximately $103,000, net of estimated forfeitures. The unamortized portion will be expensed over a weighted average period of six months. For the three and nine months ended September 30, 2009, a cost of $3,000 was recognized in connection with the vesting of the restricted share award.

The Company's executive officers were entitled to participate in the exchange offer, and as a group accounted for approximately 66% of the stock options exchanged and cancelled and 66% of the shares of restricted common stock issued in the offer.

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $0.53. As of September 30, 2009, a total of 1,210,154 common shares were available for future grants under the Company's 2007 Plan.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 6 - STOCK COMPENSATION PLANS (CONTINUED)

RESTRICTED STOCK (CONTINUED)

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employee's requisite service period. The share based compensation expense for the three months ended September 30, 2009 and 2008 was $180,000 and $44,000, respectively, and $362,000 and $138,000 for the nine months ended September 30, 2009 and 2008, respectively. For the three and nine months ended September 30, 2009 and 2008, the breakdown of share-based compensation charges by category of expense was as follows:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------- -------------------------------
                                                 2009             2008            2009            2008
                                            --------------- --------------- --------------- ---------------
     Selling, general and administrative     $     112,000   $      32,000   $     224,000   $     100,000
     Research and development                $      43,000   $       7,000   $      87,000   $      21,000
     Cost of goods sold                      $      25,000   $       5,000   $      51,000   $      17,000

As of September 30, 2009, there was $361,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 0.7 years.

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

The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009, but Mr. Strasbaugh was unable to complete the transaction due to lack of available financing. Mr. Strasbaugh submitted another offer to purchase the property, and a hearing has been scheduled on the receiver's motion to accept the offer. However, the offer is contingent on obtaining financing for the purchase, and such financing is subject to the execution of an acceptable lease with the Company. Mr. Strasbaugh has advised the Company that he plans to continue with his efforts to acquire the property.

The Company does not have a lease for its premises, except for a holdover month-to-month tenancy at this time. Although management believes that purchase of the property by Mr. Strasbaugh, if consummated, may resolve the claim relating to roof maintenance, that claim remains pending.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

SUBLEASE AGREEMENT

The Company entered into two sublease agreements with unaffiliated third parties during 2008. The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010 and the second agreement provides for monthly rent of approximately $11,000 and expires July 31, 2011. Rental income totaled approximately $144,000 and $92,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $436,000 and $197,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

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

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 8 - REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (CONTINUED)

SERIES A PREFERRED STOCK FINANCING (CONTINUED)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company's 2007 Plan with exercise prices lower than the conversion price of the Series A Preferred Stock. In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company's common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of September 30, 2009, the shares of Series A Preferred Stock have not been subject to forced conversion. The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of common stock, such number of shares of common stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company's articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

WARRANTS

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants ("Investor Warrants") to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants ("Placement Warrants") to purchase an aggregate of 385,434 shares of common stock. As of September 30, 2009, the Investor Warrants and the Placement Warrants remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


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

The Company's registration statement was declared effective by the SEC on November 6, 2008. Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement were estimated and accrued at September 30, 2009 and December 31, 2008, in the amounts of $240,000 and $223,000, respectively.

NOTE 10 - INCOME TAXES

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. The tax benefit recognized for the nine months ended September 30, 2009 resulted from refunds received during the period of taxes paid in prior years. There was no provision for the three or nine months ended September 30, 2008 as a result of the net operating losses. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $30,525,000 and $12,686,000, respectively, at September 30, 2009, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforwards may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2029. Included in the balance at September 30, 2009, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at September 30, 2009, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three month period ended September 30, 2009.

                            STRASBAUGH AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)


NOTE 10 - INCOME TAXES (CONTINUED)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at September 30, 2009.


NOTE 11 - SUBSEQUENT EVENT

ISSUANCE OF RESTRICTED SHARES
On October 12, 2009, the Company issued 504,000 shares of restricted Common Stock to holders of its employee stock options, in exchange for cancellation of options to purchase 1,008,000 shares of Common Stock (see Note 6). The issuance was pursuant to the Company's Option Exchange Program, in which employees were entitled to exchange options for Common Stock at the rate of two options for one share of Common Stock. The shares issued are subject to vesting, so that any of the shares issued to an employee who ceases to be employed on or before March 31, 2010 will be cancelled.

The options surrendered were exercisable at prices ranging from $1.20 to $1.71 per share. There was no other consideration given.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

      Our net revenues increased by $422,000, or 17%, to $2,889,000 for the three months ended September 30, 2009 as compared to $2,467,000 for the three months ended September 30, 2008 and decreased by $1,627,000, or 21%, to $6,191,000 for the nine months ended September 30, 2009 as compared to $7,818,000 for the nine months ended September 30, 2008. We reported a net loss of $795,000 for the three months ended September 30, 2009 as compared to a net loss of $423,000 for the three months ended September 30, 2008, and a net loss of $1,517,000 for the nine months ended September 30, 2009 as compared to a net loss of $1,956,000 for the nine months ended September 30, 2008. Excluding the non-cash gains totaling $1,679,000 on our preferred stock related embedded derivative and warrants, our net loss increased by $1,240,000 during the nine months ended September 30, 2009 compared to the same period in 2008. Our financial performance during the first nine months of 2009 and 2008 has been negatively affected by a slowdown in the semiconductor industry. As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions and we expect this slowdown to continue for the remainder of 2009, though management is of the opinion the industry is poised for some level of growth in the fourth quarter of 2009 and into 2010. Our priority over the next several months is to continue to find ways to strengthen our balance sheet and conserve cash. With that in mind, our total headcount has been maintained at a reduced level of approximately 74 full and part-time employees at September 30, 2009. While additional headcount reductions are not planned at this time, we may need to further reduce our headcount in order to reduce expenses if the decline in our business continues for a prolonged length of time.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ACCOUNTING STANDARDS CODIFICATION ("ASC") 815-40-15 "DERIVATIVES AND HEDGING-CONTRACTS IN ENTITY'S OWN EQUITY-SCOPE AND SCOPE EXCEPTIONS"

      In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815, "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. FASB ASC 815-10-15-74(a) indicates that "contracts issued or held by that reporting entity that are both
(1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments ("Topic 815 Scope Exception").

      The Company's convertible Series A Preferred Stock has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet. The Series A Preferred Stock does not meet the definition of mandatorily redeemable under FASB ASC Topic 480, "Distinguishing Liabilities from Equity" because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with SEC guidance. The two embedded features in the Series A Preferred Stock did not require bifurcation under ASC Topic 815 since, prior to the implementation of ASC 815-40-15, the conversion feature met the Topic 815 Scope Exception and the applicable criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the FASB criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

      The Investor Warrants have previously been recognized as permanent equity in the Company's statement of financial position. Prior to the implementation of ASC 815-40-15, the Investor Warrants were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

      FASB ASC 815-40-15 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares.

      Accordingly, under the provisions of ASC 815-40-15 the embedded conversion feature in the Company's Series A Preferred Stock (the "Series A Conversion Feature") and the Investor Warrants are not considered indexed to the Company's stock because future equity offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. As a result of the settlement provisions in the Company's Series A Conversion Feature and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature no longer qualified for the Topic 815 Scope Exception, and was required to be bifurcated from its host, in accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, and accounted for as a derivative instrument. Also, as a result of the settlement provision in the Investor Warrants and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants no longer qualified for the Topic 815 Scope Exception, and were required to be accounted for as derivatives. In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in ASC 815-40-15 indicating that an instrument considered indexed to its own stock is evaluated under the applicable FASB guidance to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity's own stock then equity classification is precluded. Accordingly, effective January 1, 2009 the Company's Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company's consolidated balance sheet.

      In accordance with FASB ASC 815-10-65-3 "Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued. The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable SEC guidance. In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The Investor Warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host. The discount will be accreted to the Series A Preferred Stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

      The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of ASC 815-40-15 effective January 1, 2009:

                                                             BALANCE           CUMULATIVE          BALANCE
                                                           DECEMBER 31,          EFFECT           JANUARY 1,
                                                               2008            ADJUSTMENT            2009
                                                        -----------------  -----------------  -----------------
   Preferred stock related embedded derivative           $            --    $     1,493,000    $     1,493,000
   Warrants                                              $            --    $       199,000    $       199,000
   Series A preferred stock                              $    11,964,000    $    (3,191,000)   $     8,733,000
   Additional paid-in capital                            $    26,803,000    $    (1,138,000)   $    25,665,000
   Accumulated deficit                                   $   (32,186,000)   $     2,637,000    $   (29,549,000)

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

      As of September 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined since January 1, 2009. Accordingly, the Company has recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the "Preferred stock related embedded derivative" and "Warrant" liability of $1,481,000, and $198,000, respectively, for the period from January 1, 2009 to September 30, 2009. The effect of the income from these derivatives on the loss from continuing operations and net loss for the nine months ended September 30, 2009 was to reduce the net loss of $3,196,000 to a net loss of $1,517,000, and to reduce the net loss per common share from $0.35 to a net loss per common share of $0.23. For the three months ended September 30, 2009, the Company recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding decrease in the "Preferred stock related embedded derivative" and "Warrant" liability of $107,000 and $13,000, respectively. The effect of the gain from these derivatives on the loss from continuing operations and net loss for the three months ended September 30, 2009 was to decrease the net loss of $915,000 to a net loss of $795,000, and to reduce the net loss per common share from $0.11 to a net loss per common share of $0.10.

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

      We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

      REVENUE RECOGNITION. We derive revenues principally from the sale of tools, parts and services. We recognize revenue pursuant to SEC staff guidance covering revenue recognition. Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured. Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs. Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

      We have evaluated our arrangements with customers and revenue recognition policies under FASB ASC 605-25, "Revenue Recognition-Multiple-Element Arrangements," and determined that our components of revenue are separate units of accounting. Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order. Our revenue recognition policies for our specific units of accounting are as follows:

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

      We include software in our tools. Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately. The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, we have no additional obligations relative to the software. However, software modifications may be included in tool upgrade contracts. Our software is incidental to the tool contracts as a whole. The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or us to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized. The revenue recognition requirements of FASB ASC 985-605, "Software-Revenue Recognition," are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectibility is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

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

      DERIVATIVE INCOME. In accordance with FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities. The Company is required to mark to market each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase). Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the values will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

      LITIGATION. We account for litigation losses in accordance with FASB ASC 450-20, "Contingencies-Loss Contingencies." Under ASC 450-20, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could adversely affect our results of operations and cash flows from operating activities.

      SERIES A PREFERRED STOCK AND WARRANTS. We evaluate our Series A Preferred Stock and warrants on an ongoing basis considering the provisions of FASB ASC Topic 480, "Distinguishing Liabilities from Equity" which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of FASB ASC Topic 815, "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering FASB ASC 815-40, "Derivatives and Hedging-Contracts in Entity's Own Equity."

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

                                                                            DOLLAR       PERCENTAGE
                                                                           VARIANCE       VARIANCE
                                               ------------------------  -------------  -------------  ------------------------
                                                                           FAVORABLE      FAVORABLE
                                                   2009        2008      (UNFAVORABLE)  (UNFAVORABLE)     2009         2008
                                               -----------  -----------  -------------  -------------  -----------  -----------
                                                                 (IN THOUSANDS)
Net revenues.................................   $   2,889    $   2,467    $       422         17%            100%         100%
Cost of sales................................       2,125        1,430           (695)       (49%)            74%          58%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Gross profit.................................         764        1,037           (273)       (26%)            26%          42%
Selling, general and administrative expenses.       1,081          991            (90)        (9%)            37%          40%
Research and development expenses............         834          625           (209)       (33%)            29%          25%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Loss from operations.........................      (1,151)        (579)          (572)       (99%)           (40%)        (23%)
Total other income (expense).................         356          156            200        128%             12%           6%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Loss from operations before income taxes.....        (795)        (423)          (372)       (88%)           (28%)        (17%)
Benefit from income taxes....................          --           --             --         --              --           --
                                               -----------  -----------  -------------  -------------  -----------  -----------
Net loss.....................................   $    (795)   $    (423)   $      (372)       (88%)           (28%)        (17%)
                                               ===========  ===========  =============  =============  ===========  ===========

      NET REVENUES. Net revenues increased by $422,000, to $2,889,000 in the third quarter of 2009 compared to the same period in 2008. Sales of tool systems increased by $658,000, to $1,551,000, in the third quarter of 2009 compared to $893,000 for the same period in 2008. Revenue from parts and services declined by $236,000, to $1,338,000 in the third quarter of 2009, compared to $1,574,000 for the same period in 2008.

      GROSS PROFIT. The $273,000 decrease in gross profit as well as the drop in gross margin to 26% in 2009 versus 42% for the same period in 2008 is a result of discounts offered to customers in 2009, which management approved as part of the Company's efforts to complete sales in a down-economy. Management considers that the discounts offered are more generous than usual for the Company and does not anticipate that such deep-discounts will be repeated in the foreseeable future. In general, the Company's gross margin tends to report in the low 40% range. In addition, the Company, as a result of an anticipated growth in the industry, has recently increased the base price of its tools as demand for those tools appears to be increasing.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased only $90,000 as the Company continues its cost cutting measures, including a lower head-count of employees, initiated during 2008.

      RESEARCH AND DEVELOPMENT EXPENSES. The $209,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years, as well as efforts to develop new technology for our future. We expect that research and development spending will continue to increase during the remainder of 2009 as we complete the work on new technology and position the Company to launch those products.

      OTHER INCOME (EXPENSE). The $200,000 increase in other income was primarily due to non-cash gains totaling $120,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during the three months ended September 30, 2009, and a $52,000 increase in rental income.

      NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                                            DOLLAR       PERCENTAGE
                                                                           VARIANCE       VARIANCE
                                               ------------------------  -------------  -------------  ------------------------
                                                                           FAVORABLE      FAVORABLE
                                                   2009        2008      (UNFAVORABLE)  (UNFAVORABLE)     2009         2008
                                               -----------  -----------  -------------  -------------  -----------  -----------
                                                                 (IN THOUSANDS)
Net revenues.................................   $   6,191    $   7,818    $    (1,627)       (21%)           100%         100%
Cost of sales................................       4,211        4,639            428          9%             68%          59%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Gross profit.................................       1,980        3,179         (1,199)       (38%)            32%          41%
Selling, general and administrative expenses.       2,861        3,202            341         11%             46%          41%
Research and development expenses............       2,820        2,267           (553)       (24%)            46%          29%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Loss from operations.........................      (3,701)      (2,290)        (1,411)       (62%)           (60%)        (29%)
Total other income (expense).................       2,171          334          1,837        550%             35%           4%
                                               -----------  -----------  -------------  -------------  -----------  -----------
Loss from operations before income taxes.....      (1,530)      (1,956)           426         22%            (25%)        (25%)
Benefit from income taxes....................          13           --             13         --              --           --
                                               -----------  -----------  -------------  -------------  -----------  -----------
Net loss.....................................   $  (1,517)   $  (1,956)    $     439          22%            (25%)        (25%)
                                               ===========  ===========  =============  =============  ===========  ===========

      NET REVENUES. Net revenues decreased by $1,627,000, to $6,191,000 in the first three quarters of 2009 compared to the same period in 2008. Sales of tool systems decreased by $78,000 to $2,637,000, in the first three quarters of 2009 compared to $2,715,000 for the same period in 2008. Revenue from parts sales and services declined by $1,549,000 to $3,554,000, in the first three quarters of 2009, compared to $5,103,000 for the same period in 2008.

      GROSS PROFIT. The $1,199,000 decrease in gross profit was primarily due to the lower volume of product shipments and unfavorable product mix. The gross margin as a percentage of sales was lower for the first nine months of 2009 compared to the same period in 2008 primarily as a result of discounts offered to customers in 2009. As discussed above, management does not expect to repeat those discounts in the foreseeable future.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $386,000 decrease in selling, general and administrative expenses is a result of cost cutting measures, including lower head-count of employees, initiated during 2008.

      RESEARCH AND DEVELOPMENT EXPENSES. The $598,000 increase in research and development expense represents primarily on-going engineering improvements on existing product lines developed over the past five years, as well as efforts to develop new technology for our future. We expect that research and development spending will continue to increase during the remainder of 2009.

      OTHER INCOME (EXPENSE). The $1,837,000 increase in other income was primarily due to non-cash gains totaling $1,679,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2009, we had working capital of $1,312,000, as compared to $4,009,000 at December 31, 2008, as cash from collections of receivables, customer deposits on tool contracts and proceeds from sales of investment securities were used to support operations during the first three quarters of 2009. At September 30, 2009 and December 31, 2008 we had an accumulated deficit of $31,066,000 and $32,186,000, respectively, and cash and cash equivalents of $3,356,000 and $49,000, respectively.

      Our available capital resources at September 30, 2009 consisted primarily of approximately $3,356,000 in cash and cash equivalents and $803,000 in accounts receivable. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

      Cash provided by operating activities for the nine months ended September 30, 2009 was $3,192,000, as compared to $624,000 of cash used in operating activities for the nine months ended September 30, 2008, and included net losses of $1,517,000 and $1,956,000 for the nine months ended September 30, 2009 and 2008, respectively. Included in the results for the first three quarters of 2009 were non-cash gains of $1,679,000 from derivative liabilities, as well as non-cash charges for depreciation and amortization of $274,000 and stock-based compensation of $362,000. Material changes in assets and liabilities at September 30, 2009 occurring since December 31, 2008 that affected these results include:

      1     a decrease in accounts receivable before reserves of $506,000;

      2     a decrease in accounts payable of $366,000; and

      3     an increase in customer deposits of $5,576,000.

      Cash provided by investing activities totaled $115,000 for the nine months ended September 30, 2009 as compared to $531,000 of cash provided by investing activities for the nine months ended September 30, 2008. Included in the results for the nine months ended September 30, 2009 are proceeds of $294,000 from sales of investment securities, $137,000 of equipment purchases and $42,000 representing the capitalized cost of intellectual property.

      There were no cash flows from financing activities in the first nine months of 2009 compared to net cash used in financing activities totaling $1,116,000 for the nine months ended September 30, 2008. The cash used in financing activities in the first nine months of 2008 was attributable to the dividend payment and issuance costs related to the Series A Preferred Stock.

      On December 4, 2007, we entered into two Loan and Security Agreements with Silicon Valley Bank ("SVB") providing for a credit facility in the aggregate amount of $7.5 million, under which the Company had no borrowings or amounts outstanding. The Company was not in compliance with all of the covenants in the agreements at December 31, 2008 and in 2009, and was unable to negotiate suitable amendments to the agreements; accordingly, the line of credit with SVB is no longer available to the Company. Management believes that, barring unforeseen events, there will be no need to seek additional credit in the foreseeable future, and given the high cost of credit under the current market conditions, management is not seeking alternative credit facilities at this time. Management has informed Silicon Valley Bank that it will revisit the topic of a credit line sometime in 2010 as market and banking conditions improve.

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

      We are obligated under a registration rights agreement related to the Series A Preferred Stock Financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock Financing. The registration obligations require, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007. Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. However, we are not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock. Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million. The registration statement was declared effective on November 6, 2008 and the Company has accrued approximately $240,000 as liquidated damages and is accruing 10% interest per annum on that amount until such time as the payment is made to the preferred shareholders.

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

BACKLOG

      As of November 12, 2009, we had a backlog of approximately $11 million. Our backlog includes firm customer commitments for 10 tools and approximately $981,000 in parts and upgrades. Management believes that all products currently in our backlog will be shipped by the first quarter of 2010.

EFFECTS OF INFLATION

      The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In April 2009, the Financial Accounting Standards Board issued Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which was primarily codified into Topic 820, "Fair Value Measurements and Disclosures." Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with this guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this standard on April 1, 2009 had no impact on the Company's financial condition or results of operations.

      In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments," which was primarily codified into Topic 320, "INVESTMENTS -- DEBT AND EQUITY SECURITIES" and Topic 325 "INVESTMENTS -- OTHER" in the ASC. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. Implementation of this guidance on April 1, 2009 had no impact on the Company's financial condition or results of operations.

      In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which was primarily codified into Topic 825 "FINANCIAL INSTRUMENTS" in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in these condensed consolidated financial statements.

      In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity's Own Stock," which was primarily codified into FASB ASC 815-40, "Derivatives and Hedging-Contracts in Entity's Own Equity." The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. Implementation of this guidance has had a significant impact on the Company's financial condition and results of operations (See "Accounting Change" above).

      In May 2009, the FASB issued SFAS No. 165, "SUBSEQUENT EVENTS", which was primarily codified into Topic 855 "SUBSEQUENT EVENTS" in the ASC. This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

      In June 2009, the FASB issued SFAS No. 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)", which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.

      In April 2008, the FASB issued FSP FAS No. 142-3 "Determination of the Useful Life of Intangible Assets," which was primarily codified into Topic 350 "INTANGIBLES - GOODWILL AND OTHER" in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be impacted by this guidance, it did not impact the Company's financial statements as the Company did not acquire any intangible assets during the nine months ended September 30, 2009.

      In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES", which was primarily codified into Topic 105 "GENERALLY ACCEPTED ACCOUNTING STANDARDS" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

      In October 2009, the FASB issued ASU 2009-13, MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS, (amendments to FASB ASC Topic 605, REVENUE RECOGNITION) ("ASU 2009-13") and ASU 2009-14, CERTAIN ARRANGEMENTS THAT INCLUDE SOFTWARE ELEMENTS, (amendments to FASB ASC Topic 985, SOFTWARE) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's consolidated results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of September 30, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      The court issued an order appointing a receiver to sell the property; thereafter, the receiver received an offer to purchase the premises from Alan Strasbaugh. The offer was accepted and confirmed by the San Luis Obispo County Superior Court in March of 2009, but Mr. Strasbaugh was unable to complete the transaction due to lack of available financing. Mr. Strasbaugh submitted another offer to purchase the property, and a hearing has been scheduled on the receiver's motion to accept the offer. However, the offer is contingent on obtaining financing for the purchase, and such financing is subject to the execution of an acceptable lease with the Company. Mr. Strasbaugh has advised the Company that he plans to continue with his efforts to acquire the property.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On October 12, 2009, the Company issued 504,000 shares of restricted Common Stock to holders of its employee stock options, in exchange for cancellation of options to purchase 1,008,000 shares of Common Stock. The issuance was pursuant to the Company's Option Exchange Program, in which employees were entitled to exchange options for Common Stock at the rate of two options for one share of Common Stock. The shares issued are subject to vesting, so that any of the shares issued to an employee who ceases to be employed on or before March 31, 2010 will be cancelled.

      The options surrendered were exercisable at prices ranging from $1.20 to $1.71 per share. There was no other consideration given.

      The Company believes that the issuance of the shares of restricted Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

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

                                           STRASBAUGH


Dated:  November 16, 2009                  By: /s/ RICHARD NANCE
                                               ---------------------------------
                                               Richard Nance, Chief Financial
                                               Officer
                                               (principal financial and
                                               accounting officer)


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