Form 10-K
period 2009-12-31
Strasbaugh
filed 2010-03-31
CIK 919583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ________

Commission file number: 000-23576

STRASBAUGH
(Exact name of registrant as specified in its charter)

California	77-0057484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Buckley Road San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $1,644,878 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The registrant had 14,705,587 shares of common stock, no par value, outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Item 1.   Business.

Company Overview

We develop, manufacture, market and sell an extensive line of precision surfacing products, including chemical-mechanical planarizing, or CMP, polishing, grinding and precision optics systems, to customers in the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, micro-electromechanical system, or MEMS, light emitting diode, or LED, and precision optics markets worldwide.

Many of our products are used by our customers in the fabrication of integrated circuits, commonly known as chips or semiconductors, and in the fabrication of silicon wafers.  Most semiconductors are built on a silicon wafer base and include a variety of circuit components that are connected by multiple layers of wiring or interconnects.  To build a semiconductor, the components of the semiconductor are first created on the surface of a silicon wafer by performing a series of processes to deposit and selectively remove successive film layers.  After a series of steps designed to build the wiring portion of the semiconductor through deposition and removal, a CMP, step polishes the silicon wafer to achieve a flat surface.  Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the semiconductor.  Through the use of CMP polishing products, semiconductor manufacturers can increase the number of layers thereby reducing the overall size of the semiconductor.

Over time, semiconductor manufacturers have migrated toward utilizing increasingly larger wafers in chip production.  While the predominate wafer size used for volume production today is 200mm, a substantial number of advanced fabs now use 300mm wafers, and the current trend continues toward the use of 300mm wafers.

Our business and technologies have grown with this changing market.  Our equipment is configurable, and incorporates proprietary technology that we believe results in higher yields for our manufacturing customers.  Our newest product, introduced in July 2009, STB P300™ is a next generation 300mm wafer polisher and CMP system.   Our other new product, the nVision II™, is an endpoint detection system for CMP wafer processes.  Our other legacy products include the nOvation®, a 300mm hybrid grinding tool, and CMP Enhancement™, an upgrade for older CMP systems.

We utilize our extensive patent portfolio and core technology platform in designing and manufacturing each of our products for multiple market applications, thereby expanding the market available for each product.  Our customers include some of the most well-established market participants such as LG Electronics, Cree, Inc., and Western Digital Corporation.  We have developed our client base through a direct sales force in the United States, distributors in Europe and an international network of sales representatives in Japan, China, Taiwan, South Korea, Israel and the Philippines.

Company History

We are a California corporation that was incorporated on December 28, 1984 as AHJP Corporation.  On January 8, 1985 we changed our name to Celeritek, Inc. and on July 22, 2005, in connection with the approval of a plan of dissolution described below, we changed our name to CTK Windup Corporation.  On May 24, 2007, we completed a transaction with the shareholders of a California corporation now known as  R. H. Strasbaugh pursuant to which we issued an aggregate of 13,770,366 shares of our common stock to the shareholders of R. H. Strasbaugh and, in exchange, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh.  We refer to this transaction as the “Share Exchange Transaction” in this report.  On May 24, 2007, in connection with the Share Exchange Transaction, we changed our name to Strasbaugh.  Our wholly-owned operating subsidiary, R. H. Strasbaugh, commenced operations in 1948 as a sole proprietorship prior to its incorporation in 1964.  Our principal executive offices are located in San Luis Obispo, California and our main telephone number is (805) 541-6424.

On March 10, 2005, our prior board of directors approved a plan of dissolution, or Plan of Dissolution, of our company and approved the solicitation of shareholder approval of the Plan.  Our shareholders approved the Plan of Dissolution on June 3, 2005.  As a result of approval of the Plan of Dissolution and commencement of the wind up of our company, (i)  effective as of June 3, 2005 we completed the sale of substantially all of our assets to Mimix Broadband, Inc., (ii) we voluntarily delisted our common stock from NASDAQ effective July 11, 2005, (iii) our common stock began trading on the Pink Sheets® on July 11, 2005, and (iv) our transfer agent closed the transfer books for our common stock on July 11, 2005.  Because of our inability to liquidate our investment in NewGen Telcom Co., Ltd., our prior board of directors decided on August 25, 2005 to postpone our Plan of Dissolution.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock.”

During the fourth quarter of 2006, representatives of R. H. Strasbaugh proposed the Share Exchange Transaction to our prior board of directors and on December 5, 2006 the parties entered into a letter of intent regarding the Share Exchange Transaction.  On January 17, 2007, our prior board of directors preliminarily authorized the Share Exchange Transaction and authorized our officers to solicit from our shareholders their vote in favor of the Share Exchange Transaction.  In doing so, we prepared and distributed to all shareholders a proxy statement seeking proxies in connection with the special shareholders meeting that was to be held on March 14, 2007.  On that date, our shareholders approved the Share Exchange Transaction, thereby revoking our Plan of Dissolution.  Thereafter, our prior board of directors approved and ratified entering into and closing the Share Exchange Transaction.  After receiving both board and shareholder approval to enter into the Share Exchange Transaction, we formally revoked the Plan of Dissolution pursuant to Section 1904(a) of the California Corporations Code and consummated the Share Exchange Transaction.  See “Risk Factors—Risks Relating to Ownership of our Common Stock.”

On May 24, 2007, we completed the Share Exchange Transaction.  Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of R. H. Strasbaugh.  The Share Exchange Transaction has been accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the acquiror for accounting purposes.  Immediately prior to the consummation of the Share Exchange Transaction, we amended and restated our articles of incorporation to effect a 1-for-31 reverse split of our common stock, to change our name from CTK Windup Corporation to Strasbaugh, to increase our authorized common stock from 50,000,000 shares to 100,000,000 shares, to increase our authorized preferred stock from 2,000,000 shares to 15,000,000 shares (of which 5,909,089 shares were designated Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock) and to eliminate our Series A Participating Preferred Stock.  On May 17, 2007, prior to the filing of our amended and restated articles of incorporation, our subsidiary amended its articles of incorporation to change its name from Strasbaugh to R. H. Strasbaugh.

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, we issued an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share.  We refer to this offering of securities in this report as the “Series A Preferred Stock Financing.”  We also issued five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering to B. Riley and Co. LLC and its designees.

Prior to the sale of our assets to Mimix, we designed and manufactured GaAs semiconductor components and GaAs-based subsystems used in the transmission of voice, video and data over wireless communication networks and systems. Our current business is comprised solely of the business of our wholly-owned subsidiary, R. H. Strasbaugh.

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

An example of this is the emergence of “Through Silicon Via” (“TSV”) or 3D integration as a mainstream manufacturing method for creating chips with a higher density of semiconductor devices on the chips providing better performance, at a lower cost.  TSV presents several manufacturing challenges requiring new approaches to polishing and grinding, and therefore an opportunity for equipment suppliers to develop solutions.  The equipment supplier that is first to market with a solution can gain significant market share.

An equipment supplier’s  ability to compete in this industry is primarily dependent upon the supplier’s ability to market its technology, continually improve its products, processes and services, and maintain its ability to develop new products that meet constantly evolving customer requirements.  The significant indicators of potential success in this industry include a product’s technical capability, productivity and cost-effectiveness, and the level of technical service and support that accompanies the product.

Semiconductor CMP

A semiconductor chip is built on a silicon wafer by the deposition and etch of successive layers of materials to create the transistors, diodes, capacitors and interconnect circuitry that make up a micro-electronic circuit.  CMP is a chemical-mechanical polishing process used to make each successive layer of materials flat (i.e., planar) and reduce it to the desired thickness before the deposition of the next layer of material.  This process is critical to ensure accurate and consistent dimensions in the circuitry being created.  It greatly aids performance and reliability and is a key enabling technology to allow the production of ever smaller chips.

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

Semiconductor Niche Markets

Within the semiconductor industry, we focus on serving three small, although we believe growing, niche markets and applications:  research and development, failure analysis and backgrinding.

Research and Development

The research and development market consists of customers who need CMP and grinding tools for the development of new semiconductor products.  This market includes universities, research institutes, device manufacturers and early development technology companies that are working on the next generation products and technologies.

Failure Analysis

Failure analysis is a process that is integral to the success and profitability of any semiconductor manufacturing company.  The number of “good” computer chips produced from a single wafer can be anywhere from 50% to over 90% of the total number of chips produced.  Failure analysis equipment helps to determine what causes this yield loss, and is utilized to quickly find a solution.  The main process in failure analysis for which we provide products “wafer de-construction.”  The de-construction process utilizes a polishing process to remove the various conducting and insulating layers on the front side of a wafer to expose underlying faults.

Backgrinding

Backgrinding is the accepted method for reducing wafers from their original thickness at the end of chip fabrication to a reduced  thickness suitable for final packaging ready for assembly into an electronic product such as a television or cell phone.  Backgrinding is important not only because it ultimately allows for thinner chips, but also because it improves a chip’s ability to dissipate heat by shortening the heat transfer path, thereby allowing the semiconductor devices to operate at high power levels.   We believe that the needs of chip fabricators for backgrinding equipment will increase in the near future due to the move within the industry toward thinner chips, as well as the fact that backgrinding is now finding a new application in the manufacturing of 3-D stacked chips using TSV.  These 3-D stacked chips increase the density and performance of semiconductor devices by extending the area available for chip structure to more than one level of silicon.  These new chips will require the development of advanced wafer grinding and polishing tools, which we are currently working to develop.

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

The silicon wafer equipment market is growing to keep pace with the increasing number of chips required by the world’s markets.  We believe that growth is being driven by the transition to 300mm wafers and the new manufacturing methodologies needed to produce silicon wafers suitable for ever-shrinking chip geometries.  Silicon wafers are produced in the United States, Japan, Taiwan and Germany. The People’s Republic of China is also contributing to growth in the industry as it equips itself to meet domestic demands for silicon wafers.

Silicon Wafer Niche Markets

In addition to the overall silicon wafer industry, we also serve several niche markets and applications, including silicon-on-insulator, or SOI, within this broad industry.  SOI wafers are used to produce the most sophisticated logic-integrated circuits, including microprocessors, high power devices and micro-electromechanical systems, or MEMS, components for sensors and actuators. SOI wafers are manufactured by bonding together two silicon wafers separated by an insulating layer, usually silicon dioxide.  They are difficult to produce and require more processing steps than typical silicon wafers.

Data Storage Industry

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

New applications for hard disk storage technology have contributed to a strong growth spurt in this industry.  These new applications require more sophisticated manufacturing processes and methods than previously existed.  As a consequence of this growth and demand for more sophisticated products, older manufacturing methods are being phased out in favor of more efficient and advanced technologies such as CMP.  CMP polishing steps used in manufacturing of semiconductors are now used almost universally for the production of the read-write heads used in these drives.  Our products are used to perform these CMP polishing steps.

LED Industry

An LED is a semiconductor device that emits incoherent narrow spectrum light and the effect is considered a form of electroluminescence.  LEDs can emit light in the infrared, visible or ultraviolet spectrums and are rapidly replacing incandescent and fluorescent lamps in a multitude of applications and as a result present a significant growth opportunity for sales of our grinding products LEDs are fabricated on wafer substrates utilizing process steps similar to semiconductor chip fabrication.  Rather than using a silicon wafer as the substrate, harder wafer materials such as silicon carbide and sapphire are used in the fabrication of LEDs.  Our products perform the grinding step to reduce substrate thickness prior to the substrates being diced into individual LED devices.  We believe that the lower cost of manufacturing LEDs, their vastly extended life, and their energy efficiency will fuel this trend toward LEDs into the foreseeable future.

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

●
Highly Configurable and Flexible Tools.  We focus on developing tools that are flexible for our customers, rather than wafer size specific tools.  All of our tools are capable of processing multiple wafer sizes, in multiple configurations.  For example, our new STB P300™ CMP tool is unique in the semiconductor industry in its ability to convert from 200mm to 300mm wafer processing capability in a matter of hours.  In addition, the STB P300™ offers unmatched process flexibility due to its independent turret design.  This flexibility and configurability has enabled us to serve a wider variety of markets and product applications with just a single tool.

●
Innovative Technology Applications and Product Options.  With a focus on building cutting edge tools, we have developed a host of advanced technologies that have allowed us to differentiate our products from those of our competitors.  These technologies include the nVision II™, an in-pad optical endpoint detection system for CMP, and advanced carrier technologies such as ViPRR™ wafer carrier. All of these technologies are protected by multiple patents, pending patents and trade secrets belonging to Strasbaugh.

●
Next Generation Tools. We have developed next generation tools for over 50 years.  By utilizing our proprietary technology and working closely with customers, we have developed several new next generation tools that are just now being introduced into the market.  The STB P300™, our next generation 300mm automatic CMP tool and wafer polisher, incorporates a host of new technologies and features a highly configurable and efficient design.  We believe that STB P300™ is a cost effective product given its low cost of ownership and a high throughput for its small footprint.  Our other next-generation tools include nVision II™ and a prototype 300mm wafer grinder.

Our Strategy

The primary elements of our business strategy include:

Increase our current market presence and selectively pursue new opportunities in mainstream markets.  We intend to use our newly-developed products to increase our current market share and selectively pursue new opportunities in the mainstream semiconductor CMP and silicon wafer markets.  These products include STB P300™, our advanced next-generation 300mm wafer polisher, and nVision II™, our newly-developed endpoint detection system.

While we are targeting front-end-of-line, or FEOL, applications, including oxide, tungsten, and shallow trench isolation, or STI, a recent shift in copper CMP from a 3-step process to a 2-step CMP process may also give the STB P300™ a competitive advantage for copper processing.  We believe that the CMP systems made by the market leader, Applied Materials, Inc., are not well suited to a 2-step copper process and the CMP systems of the other current market leader, Ebara Corporation, are costly and have a very large footprint.  We further believe that our STB P300™ may offer an advantage with its compact, efficient design and process flexibility that results in a lower cost of ownership and a better throughput/footprint.

Continue to focus on underserved semiconductor niche markets and offer high value products.  With a comprehensive product line, we intend to continue to look for semiconductor niche markets and new product applications where we can quickly use our competencies to become a market leader.  We believe that many of our target customers seek high value products that combine quality, excellence and reliability at prices competitive with other leading products offered in the marketplace.  We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to the higher-priced products offered by some of our competitors.

Expand our presence in Taiwan.  We intend to expand our marketing and sales efforts in Taiwan by setting up a direct sales and service office in this key growing market.  Our strategy to expand our presence in Taiwan involves leveraging our technological advantage for TSV, LED, FEOL and 2-step copper CMP processes. All of these applications are expected to grow rapidly in Taiwan.  For example, STB P300™ and our latest grinding product have been well received by major Taiwanese manufacturers to whom we have introduced these products.

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

Products and Services

We have a comprehensive product line of polishing, grinding and optics tools that serve a wide range of markets and product applications.  We have built a core competency designing innovative and quality manufacturing tools that provide high-yield cost-effective solutions to our customers.  Our most recent product offerings include the STB P300™ and the nVision II™.

STB P300™

Introduced in July 2009, the STB P300™ is our newest product offering.  The STB P300™ is the industry’s first CMP system to be designed to incorporate Next Generation Factory (“NGF”) principles.  We believe that the STB P300™ combines the greatest production and process flexibility of any CMP machine on the market with the most advanced CMP technologies available.  With industry-leading process performance, integrated state-of-the-art cleaning, low cost of ownership and at a lower capital cost than its competition, we believe the STB P300™ offers device makers a new and better choice in CMP.  The STB P300™ is designed to meet the needs of customers in several market segments, including semiconductor chip manufacturing, silicon wafer fabrication, data storage and SOI.  We believe this system has a much larger market potential than nTegrity™, our previous generation product.

STB P300™ takes elements from our previous generation 300mm research and development CMP system and earlier 300mm production technologies, and is the culmination of CMP technologies developed at Strasbaugh over the past 15 years.  We shipped our first STB P300™ to a major Japanese manufacturer in January 2010.   This sale represents a strategic win for us and demonstrates the competitiveness of our next generation CMP system internationally.

Another strategic win is the booking of our first STB P300™ order to a major data storage manufacturer, our primary target market for the introduction of the STB P300™.

nVision II™

nVision II™ is a newly developed endpoint detection system designed to control semiconductor and SOI CMP wafer processes for the newest generation integrated circuits. nVision II™ combines multiple endpoint capabilities, optical signal, spindle motor current, table motor current and pad temperature, into one system.  Using our proprietary SmartPad® technology, we believe nVision II™ is a key technological breakthrough for endpoint detection systems with the potential for use on most major brand CMP tools.

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

Optics Products

We offer a full line of optical polishing (nFocus™), ring lapping (nGauge™), continuous pitch polishing (nSpec™) and curve generator (nLighten™) tools.  We have sold over 12,000 optical tools and we believe that we have the world’s most comprehensive product line. Our optical products offer greater precision, more reliable performance and long tool life than similar products from our competitors.

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

With a large installed base of tools, we also enjoy a sizable parts and consumables business.  Service, parts and consumables accounted for approximately $5.5 million and $6.5 million in revenues for 2009 and 2008, respectively, or 42% and 68% of net revenues, respectively.  Parts include valves, pulleys, belts, motors, joints, carriers and any of the thousands of parts used in our tools.  Parts are purchased in three different ways: spare parts kits that include the most commonly needed parts for each machine; single parts as needed; and by consignment at customer facilities.  Consumables include wafer retaining rings, wafer films, shims, conditioning discs and other parts of the system that typically wear out in conjunction with wafer processing.  Consumables sales are made on a recurring basis and are generally more predictable than spare parts sales.

Customers

We have a large, active and diverse customer base and we maintain long-standing relationships with our core customers.  Our main customers include leading semiconductor device manufacturers, silicon wafer manufacturers, data storage companies, and a multitude of smaller customers in multiple niche markets.  Our top five customers accounted for 72% and 43% of net revenues during 2009 and 2008, respectively. Three customers each accounted for more than 10% of net revenues during 2009 and two customers each accounted for more than 10% of net revenues during 2008. Our customers purchase our products by issuing purchase orders from time to time.  We do not have long-term purchase orders or commitments with our customers.  As a result, our customers may terminate their relationship with us at any time.

Within the semiconductor industry, we have a large installed base of tools at companies representing the leaders in the industry, including Fortune 500 and Global 1000 companies.  In addition to these market leaders, we have a large number of second and third-tier specialty customers that prefer lower prices, better service and more customized solutions.  We also sell tools to testing laboratories and research and development facilities at large device manufacturers, as well as university research laboratories.

Within the silicon industry, we sell to silicon wafer manufacturers that perform the front-end polishing of the wafer before selling it to device manufacturers. In the LED industry, we sell to the market leaders of high-end devices who manufacture disk drives and memory applications. In the optics industry, we have been manufacturing and selling machines to thousands of customers since 1948.  Optics tools are sold to a wide variety of customers and industries, including aerospace, defense, optical labs, research institutions and medical applications.

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

We are currently re-developing our sales channels and are establishing a direct sales and service office in Taiwan, based on feedback from customers who have stated a preference working directly with Strasbaugh rather than through a distributor.  We believe that establishing a direct sales and service office will improve the communication and support available to our customers, reduce costs, and result in greater savings to our customers and greater profitability for Strasbaugh.

We use a direct sales force in the United States who are all employees of Strasbaugh and are paid a base salary plus commission.  In the United States, our sales professionals sell equipment by geographic region.  We also have a sales professional who focuses exclusively on the sale of our optics products worldwide.  With an average of eight years tenure at Strasbaugh, our sales professionals are extremely knowledgeable about our products and the markets in which we sell.  Our Vice President of Worldwide Sales is responsible for managing our direct sales professionals and international network of representatives.  Outside of the United States, and soon in Taiwan, we rely on a sophisticated network of sales representatives to sell and service our products.  Sales in Europe are handled by distributors, one of whom has worked with us for ten years.  Sales in China, South Korea and the rest of Asia are handled by representatives who have also worked with us for many years.  Both distributors and sales representatives offer our full line of products.  Distributors purchase products directly from us at our domestic retail price and then mark up their prices for sales in Europe.  Our sales representatives are paid a commission of 10% – 15% of the total amount of sales made by each such sales representative. Neither our sales representatives, distributors nor the ultimate end users of our products have return or exchange rights with respect to our products.  Also, we do not offer any further sales incentives such as advertising or exclusivity charges or a right of return.  Our sales representatives and distributors may enter into maintenance contracts with their customers and the particular distributor or sales representative will pay us directly for time and material should our employees be used to provide maintenance services.

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

Semiconductor CMP

The number of CMP tool manufacturers has decreased in recent years leaving Applied Materials and Ebara as our only competitors in the market for mainstream semiconductor CMP products.  Within the mainstream semiconductor CMP market we have traditionally focused on niche and specialty applications that are not the main focus of Applied Materials.  However, we believe that our most recent product offering, the STB P300™, provides us with the opportunity to compete on a technical basis in the significantly larger portion of the mainstream semiconductor CMP market.

Semiconductor Niche Market and Applications

Within our small niche markets and applications, we face competition from a variety of companies.  In failure analysis, we face competition from other manufacturers of semi-automated CMP tools, including Logitech and MAT, Inc.  Logitech and MAT, Inc. tools are designed to compete against some of our legacy CMP tools adapted to this application.  Our competitors offer less expensive products than us, but our products offer greater precision and, we believe, performance.

Our main competition in backgrinding is Disco Corporation, which we believe has the largest market share, followed by Okamoto Industries.

Silicon Wafer Fabrication and Niche Markets

In silicon wafer fabrication and niche markets, our primary competition is from Lapmaster and Peter Wolters (now owned by Novellus). We believe that our STB P300™ polisher is a generation ahead of the tools offered by these competitors in terms of polishing performance and that this enhanced level of performance may be required by the industry as it migrates towards the sub-22nm technology node.

SOI/MEMS

We have been successful in marketing our nTegrity™ product to smaller customers in the SOI market, but have not been able to gain wide acceptance with the larger companies that require newer technologies unavailable on nTegrity™, such as integrated cleaning, 300mm-capable wafer grinding and optical endpoint detection.  The first installation of our new nVision II™ optical endpoint tool was to a major SOI producer and the launch of STB P300™ will provide the other technical innovations we believe required to compete in this market.

MEMS are mostly large feature size applications where there is less need for sophisticated high volume production tools.  We face competition in this market primarily from de-commissioned Integrated Process Equipment Corp CMP tools.

LED

In the LED market, our main competition comes from Disco Corporation for the sale of grinders.

Data Storage

Our main competitors in the data storage market are Applied Materials and Ebara.

Optics

Our optics products face competition from more sophisticated automated machines in the more sophisticated markets of the United States, Europe and Japan.  In Asia we face competition from lower quality and lower priced Asian made equipment.

Manufacturing

Our headquarters are located approximately 185 miles south of San Jose in San Luis Obispo, California. We lease a 135,000 square foot building owned by Alan Strasbaugh, our Chairman of the Board and major shareholder.  The facility is comprised of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of clean rooms (60% Class 100, 40% Class 10).  All of our manufacturing is completed at these facilities with full ability for design, fabrication, assembly and distribution requiring a minimal amount of outsourcing.  As a result of excess capacity, we are currently subleasing approximately 40,000 square feet of the facility to third parties on a short term basis. We estimate that current manufacturing capacity provides us with the ability to substantially increase sales with only the addition of personnel and relatively little capital equipment expenditures.  We estimate that the facilities, machinery and equipment will support annual net revenues of approximately $100 million.

Intellectual Property

We believe that we have a broad intellectual property portfolio.  We primarily own intellectual property protecting the design features or operating methods for tools manufactured by us for polishing or grinding semiconductor and silicon wafers.  Our portfolio consists of 150 trade secrets and processes, 89 issued patents, 12 licensed patents, and 31 patents pending.  Our ten most important patents were issued between June 1995 and July 2007.  The duration of these patents runs until between June 2012 and August 2025.  The patents in our entire portfolio expire between June 2012 and August 2024.  With customers worldwide, we have received international patents covering Japan, China, Taiwan, Europe, Korea and Singapore.

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

Employees

As of March 26, 2010, we employed 82 full and part-time employees.  None of our employees are represented by labor unions, and there have not been any unplanned work stoppages at our facilities.  We generally consider our relationships with our employees to be satisfactory.

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

We operate and compete within the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, MEMS, LED and precision optics industries.  These industries are cyclical and have historically experienced periodic downturns, which have often resulted in a decrease in demand for capital equipment.  Commencing in the third quarter of 2007, we have seen a marked downturn in many of the industries within which we operate and compete.  This current downturn has resulted in a reduction in demand for our products which, in turn, has had an adverse impact on our results of operations for 2008 and 2009.  A prolonged continuation of the current downturn in these industries or any future downturn may have an adverse impact on our future results of operations, cash flows and financial condition.

We have incurred losses in the past and we may incur losses in the future.  If we incur losses in the future, we may experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We incurred net losses of $680,000 and $4.5 million for the years ended December 31, 2009 and 2008, respectively.  We also incurred net losses in each of the years ended December 31, 2002 through 2005 and in 2007.  We may incur losses in future years due to, among other factors, instability in the industries within which we operate, uncertain economic conditions worldwide or lack of acceptance of our products in the marketplace.  If we incur losses in the future, it may make it difficult for us to raise additional capital to the extent needed for our continued operations, particularly if we are unable to maintain profitable operations in the future.  Consequently, future losses may result in negative cash flow, which may hamper current operations and may prevent us from expanding our business.  We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future.  If we do not attain, sustain or increase profitability, our stock price may decline.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our customers and our suppliers and may therefore affect our business, results of operations, and financial condition.

The current global financial crisis—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period—may have a significant negative effect on our business and operating results.  The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The current economic crisis may affect our current and potential, direct and indirect, customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us.  The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and adversely affect our business, results of operations and financial condition.

Likewise, the current global financial crisis may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, and could cause them to raise prices or lower production levels, or result in their ceasing operations.  The challenges that our suppliers’ may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

The industries within which we compete are extremely competitive.  Many of our competitors have greater financial and other resources and greater name recognition than we do and one or more of these competitors could use their greater financial and other resources or greater name recognition to gain market share at our expense.

We believe that to remain competitive, we will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Applied Materials and Ebara, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

We depend on a small number of customers for a significant portion of our total sales.  A reduction in business from any of these customers could cause a significant decline in our net revenues and profitability.

A significant portion of our total net revenues are generated from a small number of customers.  Our top five customers accounted for approximately 72% and 43% of our net revenues during 2009 and 2008, respectively.  Three customers each accounted for more than 10% of net revenues during 2009 and two customers each accounted for more than 10% of net revenues during 2008. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the industries in which we operate could cause a significant decline in our net revenues and profitability. Our ability to increase our net revenues in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which are largely beyond our ability to control.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately, and competitors may be able to develop similar technology independently.  Additionally, patent applications that we may file may not be issued and foreign intellectual property laws may not protect our intellectual property rights.  There is also a risk that patents licensed by or issued to us will be challenged, invalidated or circumvented and that the rights granted thereunder will not provide competitive advantages to us.  Furthermore, others may independently develop similar products, duplicate our products or design around the patents licensed by or issued to us.

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

International sales accounted for approximately 17% and 29% of our net revenues during 2009 and 2008, respectively. Although we experienced a decline in international sales during 2009 as compared to 2008, we expect that these sales will increase in 2010.  Our international sales are subject to certain risks, including the following:

●	tariffs and other trade barriers;

●	challenges in staffing and managing foreign operations and providing prompt and effective support to our customers outside the United States;

●	difficulties in managing foreign distributors;

●	governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of our products, or increase the cost of our operations;

●	longer payment cycles and difficulties in collecting amounts receivable outside of the United States;

●	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

●	global or regional economic downturns; and

●	geo-political instability, natural disasters, acts of war or terrorism.

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

On June 3, 2005, our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh (formerly, CTK Windup Corporation).  Under the terms of the Plan of Dissolution and California law, after our shareholders approved the Plan of Dissolution and thereby voluntarily elected to wind-up and dissolve Strasbaugh, our activities were to be limited to conducting our business only insofar as necessary for the winding up of our company.  Consequently, seeking shareholder approval of, and entering into, the Share Exchange Transaction, may be viewed and ultimately determined to be in conflict with the Plan of Dissolution and the disclosures we made in our Proxy Statement filed with the SEC on May 5, 2005 relating to the special meeting of our shareholders at which we sought approval of the Plan of Dissolution.  Additionally, the actions we took in connection with declaring and paying certain dividends after our shareholders approved the Plan of Dissolution may be viewed and ultimately determined to be in violation of California law.  Although we believe that the activities we conducted after our shareholders approved the Plan of Dissolution were consistent with (i) the Plan of Dissolution, (ii) the disclosures we made in our proxy statement, (iii) applicable provisions of California law and (iv) our former board’s fiduciary duties to our shareholders, it is possible that our shareholders, the SEC, the California Commissioner of Corporations and/or the California Secretary of State may disagree with us.  If that were to happen, we may be subject to an action by our shareholders or by a regulatory agency for acting in a manner inconsistent with the Plan of Dissolution and/or an action by the SEC and/or the California Commissioner of Corporations for acting in a manner inconsistent with California law and/or disseminating a proxy statement that contained material misstatements.  If it is determined that disclosures contained in our proxy statement seeking approval of the Plan of Dissolution were misleading and, as a result, violated federal or state proxy rules, we may also be subject to fines and other unspecified relief imposed by the SEC and/or the California Commissioner of Corporations. The dollar amount of any damages and/or fines and the costs associated with any potential shareholder lawsuit or action by the SEC, the California Commissioner of Corporations and/or the California Secretary of State is difficult for us to quantify, yet it could be significant. If it is significant, our financial condition would be materially and adversely affected.

After our shareholders approved the Plan of Dissolution and before we obtained shareholder approval for the Share Exchange Transaction, our former board of directors declared and paid “extraordinary dividends” to our shareholders.  Under California law, a corporation cannot revoke its election to wind up and dissolve after distributing assets pursuant to the corporation’s election to wind up and dissolve.  We believe that the dividends that were declared and paid were “extraordinary dividends” and not dividends made in connection with the distribution of assets pursuant to our election to wind up and dissolve.  We also believe that the actions taken by our former board of directors with respect to the declaration of “extraordinary dividends” were consistent with California law.  However, a contrary finding – namely, that the dividends were made pursuant to our election to wind up and dissolve and/or our board of directors did not have the power to declare any dividend, other than a dividend in connection with our election to windup and dissolve – could mean that we did not have the power to revoke our election to windup and dissolve, and consequently that we did not have the power to enter into the Share Exchange Transaction or to issue shares of our Series A Preferred Stock, or enter into the Series A Preferred Stock Financing or to grant options under our 2007 Share Incentive Plan.  If this were the case, we could potentially have violated the laws of the State of California and misrepresented to our shareholders (including the former shareholders of R. H. Strasbaugh) and holders of our issued and outstanding options and warrants that we had the power to enter into the Share Exchange Transaction and the Series A Preferred Stock Financing, to grant options under our 2007 Share Incentive Plan and to issue warrants, as the case may be.  As a result, we could be subject to actions by the California Secretary of State, the California Commissioner of Corporations, our shareholders (including the former shareholders of R. H. Strasbaugh) and/or holders of our issued and outstanding options and warrants.  One possible outcome of such action or actions could be a declaration that the securities we issued or may issue after our shareholders approved the Plan of Dissolution, including the shares of common we may issue upon conversion of our Series A Preferred Stock and exercise of warrants we issued in connection with the Series A Preferred Stock Financing, a portion of which shares of common stock are being offered and sold under this prospectus, are void.  Additionally, the Share Exchange Transaction, the Series A Preferred Stock Financing (including the issuance of the Series A Preferred Stock and warrants to purchase common stock) and any option grants could be rescinded and we may be required to pay significant damages to those who received these securities.  The dollar amount of any damages and costs associated with any of these potential actions is difficult for us to quantify, yet it could be significant.  If it is significant, our financial condition would be materially and adversely affected.

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

We have not held an annual meeting of shareholders in several years, which could result in a legal action being brought against us to compel an annual meeting.

We have not held an annual meeting of shareholders since October 21, 2004.  Under California law, if a we do not hold an annual meeting to elect directors of Strasbaugh within fifteen months after the last annual meeting of shareholders, a shareholder of Strasbaugh can apply to a court for an order compelling us to hold a meeting of shareholders to elect directors.  Because it has been more than fifteen months since our last annual meeting where directors were elected, an action could be brought, pursuant to California law, against Strasbaugh to compel us to hold an annual meeting of shareholder and elect directors of Strasbaugh.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market prices of securities of technology-based companies currently are highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2009, the high and low closing bid prices of a share of our common stock were $1.19 and $0.21, respectively.  On March 11, 2010, the last reported sale price of a share of our common stock was $0.50.  The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

●	conversion of our Series A Preferred Stock and exercise of our warrants and the sale of their underlying common stock;

●	changes in market valuations of similar companies and stock market price and volume fluctuations generally;

●	economic conditions specific to the industries within which we operate;

●	the timing of introduction of new systems and technology announcements and releases and ability to transition between product versions;

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

Voting power of a significant portion of our common stock is held by two of our shareholders, the Chairman of our board of directors, Alan Strasbaugh, and his brother Larry Strasbaugh, who, as a result, are able to control or exercise significant influence over the outcome of matters to be voted on by our shareholders.

Alan Strasbaugh, our Chairman of the Board, and Larry Strasbaugh, the brother of Alan Strasbaugh, have voting power equal to approximately 49.6% of all votes eligible to be cast at a meeting of our shareholders.  As a result of their significant ownership interest, these two shareholders will be able to control or exercise significant influence with respect to the election of directors, offers to acquire Strasbaugh and other matters submitted to a vote of all of our shareholders.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 19, 2010, we had outstanding 14,705,587 shares of common stock, a substantial number of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  As of March 19, 2010, we also had outstanding options, warrants, and Series A Preferred Stock that were exercisable for or convertible into approximately 7,334,325 shares of common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

The voting power and value of outstanding shares of our common stock could decline if our Series A Preferred Stock and warrants issued to our investors are converted or exercised at a reduced price due to our issuance of lower-priced shares which trigger rights of the holders of our Series A Preferred Stock and warrants to receive additional shares of our stock.

As part of our Series A Preferred Stock Financing, we issued a significant amount of Series A Preferred Stock and Investor Warrants, the conversion or exercise of which could have a substantial negative impact on the price of our common stock  The initial conversion price of our Series A Preferred Stock and the initial exercise price of our Investor Warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our Series A Preferred Stock or exercise price of our Investor Warrants.  Consequently, the voting power and value of our common stock  in each such event would decline if our Series A Preferred Stock or the Investor Warrants are converted or exercised for shares of our common stock at the new lower price as a result of sales of our securities made below the then applicable conversion price of the Series A Preferred Stock and/or the exercise price of the Investor Warrants.

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

Our common stock is traded on the OTC Bulletin Board under the symbol “STRB.OB.”  Because our stock is quoted on other than a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or our independent registered public accounting firm may not be able or willing, if required, to issue a favorable assessment if we conclude that our internal controls over financial reporting are effective. If in the future, either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate headquarters is located approximately 185 miles south of San Jose in San Luis Obispo, California.  We operate out of a 135,000 square foot building located in a small industrial park. The facility is made up of approximately 106,000 square feet of manufacturing space, including 11,600 square feet of clean assembly space and 1,200 square feet of cleanroom space (60% Class 100, 40% Class 10).  The building is owned by Alan Strasbaugh and is currently leased to our wholly-owned subsidiary, R. H. Strasbaugh, for a term of one year expiring January 4, 2011, at $84,000 per month.  During each of the years ended December 31, 2009 and 2008, our facility lease costs were approximately $1,000,000.  In addition, as a result of excess capacity, we are currently subleasing approximately 40,000 square feet of the facility to third parties under short term agreements.  We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Item 3.   Legal Proceedings.

On December 1, 2006, a complaint on joinder for declaratory relief was filed by April Paletsas requesting that our wholly-owned subsidiary, R. H. Strasbaugh, be joined to a matter in the San Luis Obispo Superior Court involving Alan Strasbaugh, and his former wife, April Paletsas with regards to the San Luis Obispo facilities we occupy.  Until January 8, 2010, Mr. Strasbaugh and Ms. Paletsas were co-landlords under the lease covering our corporate facilities.  Ms. Paletsas is requesting a declaration by the court that R. H. Strasbaugh is required to install a new roof on the leased facilities in San Luis Obispo and make certain other capital repairs under the repair and maintenance covenants of the lease covering our corporate facilities at the time she filed the complaint.  The total costs of such installation repairs are estimated to be $750,000.  The court issued an order allowing R. H. Strasbaugh to be joined, but stayed the case against R. H. Strasbaugh pending resolution of ownership issues between the co-landlords.  The issues between Mr. Strasbaugh and Ms. Paletsas have been resolved and the premises now belong solely to Alan Strasbaugh as a result of Mr. Strasbaugh’s purchase of Ms. Paletsas’ interest in the property on January 8, 2010.  With regard to the claims asserted against R. H. Strasbaugh by Ms. Paletsas, we continue to monitor the case and intend to vigorously defend the case on the merits, should the court reactivate the case.  We believe that all of our defenses are meritorious, and consider it unlikely that we will suffer an adverse result should the court reactivate the case against R. H. Strasbaugh.

Item 4.   (Removed and Reserved).

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “STRB.OTCBB” since January 5, 2009.  Prior to January 5, 2009 and since July 11, 2005, our common stock was quoted on the Pink OTC Markets.  The table below sets forth for the quarters indicated, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board and the Pink OTC Markets.  The prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$2.25	$1.55
Second Quarter	$2.00	$1.10
Third Quarter	$1.38	$1.20
Fourth Quarter	$1.20	$0.50
Year Ended December 31, 2009
First Quarter	$0.70	$0.20
Second Quarter	$0.60	$0.18
Third Quarter	$1.10	$0.25
Fourth Quarter	$0.65	$0.25

As of February 28, 2010, we had 14,705,587 shares of common stock outstanding held of record by approximately 154 shareholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On March 8, 2010, the closing sale price of our common stock on the OTC Bulletin Board was $0.50 per share.

Dividends

Although we have declared cash dividends on our common stock in the past, we currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by California law.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.  In addition, the terms of our Series A Preferred Stock restrict our ability to pay dividends to holders of our common stock.  Under the terms of our Series A Preferred Stock, we cannot pay dividends on shares of our common stock until all dividends that have accrued on our Series A Preferred Stock have been paid.  As of March 15, 2010, $2,288,000 in dividends have accrued on the outstanding shares of our Series A Preferred Stock and remain unpaid.

Equity Compensation Plan

The information provided in Part III-Item 12 of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated herein by reference.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	the projected growth or contraction in the industries within which we operate;

●	our business strategy for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” section could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We develop, manufacture, market and sell an extensive line of precision surfacing products, including polishing, grinding and precision optics tools and systems, to customers in the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, MEMS, LED and precision optics markets worldwide.  Many of our products are used by our customers in the fabrication of semiconductors and silicon wafers.

For the year ended December 31, 2009, we reported revenues of $12,873,000 as compared to $9,554,000 for the year ended December 31, 2008, or an increase of 35%.  We reported a net loss of $680,000 in 2009 as compared to a net loss of $4,508,000 in 2008.  The improved performance for 2009 over 2008 is a result of improvement within the semiconductor industry, stabilizing global economies as well as cost-cutting efforts launched by our management in 2007 and extended into 2009.  We recognized an upturn in our business by the fourth quarter of 2009 and presently anticipate some level of continued growth into and potentially beyond 2010.  The growth and percentage increases in revenues in 2009 over 2008 are also a result of the inordinately poor performance in 2008 which we believe resulted from the impact on our industry from the economic downturn.

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

We have evaluated our arrangements with customers and revenue recognition policies under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition-Multiple-Element Arrangements,” and determined that its components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  Our revenue recognition policies for our specific units of accounting are as follows:

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

We include software in our tools.  Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately.  The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, we have no additional obligations relative to the software.  However, software modifications may be included in tool upgrade contracts. Our software is incidental to the tool contracts as a whole.  The software and physical tool modifications occur and are completed concurrently.  The completed tool is tested by either the customer or us to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized.  The revenue recognition requirements of FASB ASC 985-605, “Software-Revenue Recognition,” are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collection is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

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

Derivative Income.  In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” we are required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities (see Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”).  We are required to mark to market in each reporting quarter the value of the embedded derivative and investor warrants. We revalue these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the volatility of our common stock, the primary cause of the change in the values will be the value of our common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

Stock-Based Compensation.  We account for share-based payments in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.”   As such, all share-based payments to employees, including grants of employee stock options and restricted shares, are recognized based on their fair values at the date of grant.  Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.  See Note 7 in our consolidated financial statements for the significant estimates used to calculate our stock-based compensation expense.

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

Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value-based upon assumptions about future demand, future pricing and market conditions. If actual future-demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

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

Litigation.  We account for litigation losses in accordance with FASB ASC 450-20, “Contingencies-Loss Contingencies,” loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could adversely affect our results of operations and cash flows from operating activities.

Series A Preferred Stock and Warrants. We evaluate our Series A Preferred Stock and warrants on an ongoing basis considering the provisions of FASB ASC Topic 480, “Distinguishing Liabilities from Equity” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments.  The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”

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

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

					Results as a Percentage
			Dollar	Percentage	of Net Revenues for the
	Year Ended		Variance	Variance	Year Ended
	December 31,		Favorable	Favorable	December 31,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(In thousands)
Net revenues	$12,873	$9,554	$3,319	35%	100%	100%
Cost of sales	8,450	7,108	(1,342)	(19)%	66%	74%
Gross profit	4,423	2,446	1,977	81%	34%	26%
Selling, general and administrative expenses	3,855	4,429	574	13%	29%	46%
Research and development expenses	3,593	2,954	(639)	(22)%	28%	31%
Loss from operations	(3,025)	(4,937)	1,912	39%	(23)%	(51)%
Total other income	2,333	429	1,904	444%	18%	4%
Loss from operations before income taxes	(692)	(4,508)	3,816	85%	(5)%	(47)%
Benefit from income taxes	12	-	12	100%	0%	0%
Net loss	$(680)	$(4,508)	$3,828	85%	(5)%	(47)%

Net revenues.  The increase in net revenues for 2009 was primarily due to an increase in tool system shipments partially offset by lower parts and service revenue as compared to 2008.  Sales of tool systems increased by $4,369,000 to $7,410,000 in 2009, compared to $3,041,000 in 2008.  Revenue from parts sales and services declined by $1,050,000 to $5,463,000 in 2009, compared to $6,513,000 in 2008.  Management believes the decline in parts sales and services is attributable to the poor economic conditions affecting the periods, during which customers simply did not run their equipment in full production in an effort to cut their own costs and overhead during these times.

Gross Profit.  The increase in gross profit, both in terms of dollar amount and as a percentage of net revenues,  was primarily due to the higher sales volume for 2009 coupled with better utilization of our factory capacity.  We believe that while the gross margin percentage of 34% was a marked improvement over the gross margin we reported for 2008, it does not reflect the gross margin attainable or sought by us. We offered a number of discounted sales in 2009 which eroded the margin from what we believe a more normal level of slightly more than 40%.  Management does not anticipate offering such discounts in 2010 and beyond.

Selling, General and Administrative Expenses.  The decrease in selling, general and administrative expenses for 2009 as compared to 2008 is primarily a result of lower required provisions for bad debts, lower professional fees and continued cost-cutting measures.

Research and Development Expenses. The increase in research and development expenses in 2009 over 2008 was primarily due to the development of new technology (primarily the STB P300™) which we released in late 2009 and continue to sell in 2010.

Other Income (Expense).  The increase in other income in 2009 compared to 2008 was primarily due to non-cash gains totaling $1,688,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during 2009, and a $260,000 increase in income from subleasing part of our corporate headquarters facility to unaffiliated third parties.

Liquidity and Capital Resources

During 2009, we funded our operations primarily from cash from operating activities.  As of December 31, 2009, we had working capital of $2,334,000 as compared to $4,009,000 at December 31, 2008.  At December 31, 2009 and 2008 we had an accumulated deficit of $30,229,000 and $32,186,000, respectively, and cash and cash equivalents of $1,240,000 and $49,000, respectively, as well as accounts receivable of $3,298,000 and $1,309,000, respectively.

Our available capital resources at December 31, 2009 consist primarily of approximately $1,240,000 in cash and $3,298,000 in accounts receivable.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

Cash generated from operating activities for 2009 was $1,149,000 and cash used by operating activities in 2008 was $1,207,000, including net losses of $680,000 and $4,508,000 for 2009 and 2008, respectively.  Non-cash gains totaling $1,688,000 resulting from the decrease in the fair value of our Series A Preferred Stock related embedded derivative and warrant liabilities during the year are included in the 2009 net loss as well as non-cash expenses for costs such as depreciation and amortization, stock-based compensation expense, and reserve provisions for inventory totaling $1,003,000.  Material changes in assets and liabilities at December 31, 2009 as compared to December 31, 2008 that affected these results include:

●	an increase in accounts receivable (before reserves) of $1,778,000;

●	an increase in customer deposits of $3,850,000; and

●	a net increase in accounts payable and accrued expenses of $486,000.

Cash provided by investing activities for 2009 and 2008 was $42,000 and $546,000, respectively.  For 2009 and 2008, the primary activity related to the sale and maturity of investments in securities totaling $294,000 and $823,000, respectively.

There were no cash flows from financing activities in 2009.  Cash used in financing activities for 2008 was $1,154,000 as a result of dividends and costs associated with the Series A Preferred Stock Financing.

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

Backlog

As of March 12, 2010, we had a backlog of approximately $5.2 million.  Our backlog includes firm non-cancelable customer commitments for 7 tools and approximately $670,000 in parts and upgrades.  Management believes that products in our backlog will be shipped by the end of May 2010.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiary.

Impacts of New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition)” and ASU 2009-14, “Certain Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software).”  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009.  This guidance was adopted in the third quarter of 2009 and impacts our financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We adopted this guidance in the third quarter of 2009 and it had no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was primarily codified into Topic 820 “Fair Value Measurements and Disclosures” in the ASC. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with this guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this standard on April 1, 2009 had no impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” which was primarily codified into Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other” in the ASC. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings), and (ii) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. Implementation of this guidance on April 1, 2009 had no impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was primarily codified into Topic 825 “Financial Instruments” in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies.  This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We have included the required disclosures in these consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity’s Own Stock,” which was primarily codified into FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application was not permitted. Implementation of this guidance has had a significant impact on our financial condition and results of operations (See Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” below).

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets,” which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Although future transactions involving intangible assets may be impacted by this guidance, it did not impact our financial statements as we did not acquire any intangible assets during the year ended December 31, 2009.

Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”

In June 2008, the FASB ratified guidance included in ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

Prior to the implementation of ASC 815-40-15, our Series A Preferred Stock was classified as “temporary equity,” or outside of permanent equity and liabilities, and the Investor Warrants were classified as permanent equity because they met the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.  However, both the Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if we undertake certain equity offerings in the future at a price lower than the conversion or exercise prices of the instruments, the conversion ratio and exercise price would be adjusted.  As such, under the provisions of ASC 815-40-15 the embedded conversion feature in our Series A Preferred Stock, or Series A Conversion Feature, and the Investor Warrants are not considered indexed to our stock. As a result of the settlement provisions in our Series A Conversion Feature and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature was required to be bifurcated from its host and accounted for as a derivative instrument.  Also, as a result of the settlement provision in the Investor Warrants and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants were required to be accounted for as derivative instruments.  Accordingly, effective January 1, 2009, our Series A Conversion Feature and Investor Warrants are recognized as liabilities in our consolidated balance sheet.

As described more fully in Note 2 to our consolidated financial statements, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of our equity on January 1, 2009.  The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value and the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on our consolidated balance sheet.  In addition, the Investor Warrants are recognized at fair value as a liability on our consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host.  The discount will be accreted to the Series A Preferred Stock host from our paid in capital, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

The following table illustrates the changes to our consolidated balance sheet resulting from the implementation of ASC 815-40-15 effective January 1, 2009:

	Balance December 31, 2008	Cumulative Effect Adjustment	Balance January 1, 2009

Preferred stock related embedded derivative	$—	$1,493,000	$1,493,000
Warrants	$—	$199,000	$199,000
Series A preferred stock	$11,964,000	$(3,191,000)	$8,733,000
Additional paid-in capital	$26,803,000	$(1,138,000)	$25,665,000
Accumulated deficit	$(32,186,000)	$2,637,000	$(29,549,000)

The fair values of the Series A Conversion Feature, included in the “Preferred stock related embedded derivative” liability and the Investor Warrants included in the “Warrants” liability, on our consolidated balance sheet at January 1, 2009, were estimated using the Black-Scholes model to be $1,493,000 and $199,000, respectively.

As of December 31, 2009, we determined that, using the Black-Scholes model, the fair value of the Series A Preferred Stock related embedded derivative and the Investor Warrants had declined since January 1, 2009.  Accordingly, we have recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liability of $1,489,000, and $199,000, respectively, for the period from January 1, 2009 to December 31, 2009.  The effect of the income from these derivatives on the loss from continuing operations and net loss for the year ended December 31, 2009 was to reduce the net loss of $2,342,000 to a net loss of $654,000, and to reduce the net loss per common share from $0.33 to a net loss per common share of $0.22.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 9, 2008, we dismissed Windes & McClaughry Accountancy Corporation (“Windes”) as our independent registered public accounting firm.  Effective the same date, we appointed Farber Hass Hurley LLP (“FHH”), as our independent registered public accounting firm.  We had not consulted with FHH in the past regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item. The decision to change our independent registered public accounting firm was approved by our Audit Committee.

The reports issued by Windes on our financial statements as of and for the fiscal years ended December 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

During the fiscal years ended December 31, 2006 and 2007, and through December 9, 2008, there were no disagreements with Windes on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Windes’ satisfaction, would have caused Windes to make reference thereto in its reports on the financial statements for the years ended December 31, 2007 and 2006. During the period described in the first sentence of this paragraph, there were no “reportable events” (as defined in the SEC Regulation S-K, Item 304(a)(1)(v).

We provided Windes with a copy of the above disclosures and requested Windes to furnish a letter addressed to the SEC stating whether or not Windes agrees with the above statements.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP applied in the United States.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of March 12, 2010 are as follows:

Name	Age	Positions Held
Alan Strasbaugh	61	Chairman of the Board
Chuck Schillings	50	President and Chief Executive Officer
Richard Nance	61	Executive Vice President and Chief Financial Officer
Michael Kirkpatrick	54	Director of Sales and Marketing
Allan Paterson	60	Vice President of Business Development
Wesley Cummins	32	Director
Tom Walsh (1)	68	Director
Martin Kulawski (1)	39	Director
Dan O’Hare (1)	46	Director

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Alan Strasbaugh  has served as Chairman of our board of directors since May 2007 and as Chairman of the Board of our operating subsidiary, R. H. Strasbaugh, since 1978.  Mr. Strasbaugh started employment at R.H. Strasbaugh in 1961.  For the first ten years he worked in most phases of manufacturing and engineering, followed by eight years of manufacturing management, then ten years as General Manager and Director of Operations. He was CEO from 1990 to 1998, growing annual sales from $8 million to $80 million.  Mr. Strasbaugh currently is employed at the company as an advisor.  He has a B.S. Degree in Mechanical Engineering from California State Polytechnic University, Pomona.  He has been awarded nine U.S. patents related to semiconductor manufacturing.  Mr. Strasbaugh is uniquely qualified to serve on our board of directors given his long tenure with Strasbaugh and the critical capacities in which he has served.  Mr. Strasbaugh’s in depth knowledge of our operations, products, and industry provides our board of directors with unique insights into our operations and provides our board of directors with a broad perspective of the operational challenges, opportunities and risks facing Strasbaugh.

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

Richard Nance has served as our Executive Vice President and Chief Financial Officer since May 2007 and as Chief Financial Officer and Vice President - Finance of R. H. Strasbaugh since 2002.  He has worked as a chief financial officer for both public and private companies involved in software technology, manufacturing and international sales and distribution. Mr. Nance is a licensed Certified Public Accountant with prior experience as a National Bank Examiner with the United States Comptroller of the Currency, a commercial banker, and has over 14 years of experience in business consulting, strategic planning and advisory services. Mr. Nance holds a B.B.A. degree in Banking and Finance from North Texas State University, a B.S. degree in Accounting from Central State University of Oklahoma and memberships in the American Institute of Certified Public Accountants and the California Society of CPAs.

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

Wesley Cummins has served as a member of our board of directors since May 2007.  Mr. Cummins is President of B. Riley and Co. LLC, a FINRA member firm, where he oversees the firm’s investment banking, sales and trading and research.  From July of 2006 through September 10, 2007, Mr. Cummins spearheaded the firm’s initiative to grow the financial advisory and capital raising services to middle publicly traded companies as Director of Capital Markets of B. Riley and Co. LLC.  Mr. Cummins joined B. Riley’s Research Department in February 2002 and was promoted to Director of Research in January 2003. During his tenure, he grew B. Riley’s research coverage to more than 100 companies in the following sectors: retail, semiconductors, technology hardware, software, IT services, communications, media and healthcare. While Director of Research, Mr. Cummins was ranked No. 1 in the 2004 Forbes.com/StarMine-North American Analyst Survey in the Best Stock Picker category for the Communications Equipment sector. Prior to joining B. Riley, Mr. Cummins worked at Needham & Company and at Kennedy Capital Management. He holds a B.S.B.A. degree from Washington University in St. Louis. Mr. Cummins also currently serves as a Director for Flight Safety Technologies (AMEX: FLT), Applied Technologies, Inc. and Davidson Optronics.  Mr. Cummins’ extensive knowledge of the capital markets and all aspects of finance is invaluable in discussions by our board of directors surrounding our capital and liquidity needs, as well as strategic planning in these areas. His extensive experience serving other public and private company boards results in familiarity with corporate and board functions.

Dr. Martin Kulawski has served as a member of our board of directors since August 2009.  Currently, Dr. Kulawski is president of his own firm, Advaplan, a CMP foundry and consulting service, and has held that position since September 2007.  From 2000 to 2007 he was Project Manager at the Government Technical Institute of Finland.  From 1998 to 2000 he was a team leader for CMP tool installation and process integration at customer sites for Peter Wolters Company.  Dr. Kulawski is a member of CMP user groups in the United States and Europe and has been a speaker and lecturer at semiconductor conferences in the United States, Europe and Asia.  He has authored more than 15 papers published in scientific journals.  Dr. Kulawski was awarded a Master of Science Degree in Electrical Engineering with a Solid State Electronics minor in 1998 from Christian Albrecht University and a Ph.D. with a CMP thesis from the Technical University of Helsinki.  Dr. Kulawski’s qualifications to serve on our board of directors include his extensive knowledge of the semiconductor industry and the technologies, as well as his experience with tool systems and processes, which provide him with a deep technological expertise about our products and current technologies.  Dr. Kulawski provides our board of directors with unique insights regarding our anticipated future technological needs and those of the industries within which we compete, as well as the related challenges, opportunities and risks.

Dan O’Hare has served as a member of our board of directors since August 2009.  Mr. O’Hare has been with the accounting firm of Glenn, Burdette, Phillips and Bryson since 1989 specializing in tax planning and business consulting.  He has been the President and managing partner since 1999.  Prior to that he held positions at Arthur Young and Ernst and Whinney.  He has served board and officer positions at the California Society of Certified Public Accountants.  He currently serves on the board of Heritage Oaks Bancorp and serves on Heritage Oaks Bancorp’s compensation committee and as the financial expert on its audit committee.  He has testified as an expert witness at Civil, Probate and Domestic Superior Courts.  Mr. O’Hare earned a Bachelor of Business Administration Degree in 1985 from Notre Dame University. Mr. O’Hare’s qualifications to serve on our board of directors include his extensive background in accounting, tax and business consulting, as well as his leadership experience and experience serving on boards and board committees of other companies. Mr. O’Hare provides our board of directors with extensive expertise in the areas of finance, financial risk assessment and corporate governance.

Tom Walsh has been a member of our board of directors  since August 2009.  Mr. Walsh, a former long-standing employee of Strasbaugh, began his employment with R.H. Strasbaugh in 1959.  After a short period in manufacturing, he moved into engineering.  He quickly rose to be chief designer and Vice President, Engineering.  Mr. Walsh is responsible for the design and engineering direction of over one hundred products and over twelve thousand machine tools manufactured during the past forty years.  Mr. Walsh’s designs have been copied and propagated worldwide by countless other companies in the optics and semiconductor industries.   While directing the Engineering Department at Strasbaugh, Mr. Walsh studied mechanical engineering at California State University at Long Beach but stopped a few units short of a Bachelor of Science degree.  Mr. Walsh is the third largest holder of Strasbaugh common stock.   His employment with Strasbaugh ended in 2005 but he has remained an advisor to the Engineering Department.  Mr. Walsh’s qualifications to serve on our board of directors include his extensive experience with Strasbaugh which includes intimate knowledge of our operations and products.  Mr. Walsh provides our board of directors with unique insights into the challenges, opportunities and risks associated with our product development and overall strategic decisions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. The reporting persons are required by the SEC regulations to furnish us with copies of all reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2009 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2009, our knowledge of and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2009, except for Daniel O’Hare, Martin Kulawski and Lloyd I. Miller, III, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009 or prior fiscal years.  Daniel O’Hare and Martin Kulawski  each filed one late Form 3 during 2009.  In addition, Lloyd I. Miller, III did not file a Form 5 for the fiscal year ended December 31, 2009, and we have not received a written representation from Lloyd I. Miller, III  stating that no Form 5 is required.  Further, based solely on our knowledge, Daniel O’Hare, Martin Kulawski, Tom Walsh, Wes Cummins and Alan Strasbaugh each failed to file one Form 4 to report one transaction during the fiscal year ended December 31, 2009.

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

For so long as our shares of Series A Preferred Stock remain outstanding, the holders of at least a majority of our issued and outstanding shares of Series A Preferred Stock are entitled to nominate one member of our board of directors.  In addition, the holders of at least a majority of our issued and outstanding shares of Series A Preferred Stock are entitled to nominate a second member of our board of directors for successive one-year-terms upon the accumulation of accrued and unpaid dividends for three or more six-month periods or our failure to comply with the covenants or agreements set forth in our articles of incorporation.  The holders of our Series A Preferred Stock have nominated Wesley Cummins as a member of our board of directors and currently have the right to nominate a second member of our board of directors.  The right to nominate a second director will terminate upon the cure of the defaults creating the right to nominate a second director.

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

Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics and Corporate Conduct and our Code of Business Ethics that applies to our Chief Executive Officer and Senior Corporate Financial Officer is posted on our Internet website, located at http://www.strasbaugh.com.  We will provide to any person, without charge, upon written request, a copy of our Codes of Ethics.  Written requests should be made to Dan O’Hare, the Board of Directors, Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401.

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

Our board of directors has determined that each of our directors who served on our board during the year ended December 31, 2009 is independent under these standards, except for Mr. Strasbaugh, who serves as our Chairman of the Board, and Mr. Cummins, who is employed by B. Riley and Co. LLC and was nominated to serve on our board by the holders of our Series A Preferred Stock.

Shareholder Communications with our Board of Directors

Our board of directors has implemented a process by which shareholders may send written communications directly to the attention of our board of directors or any individual member of our board of directors.  Dan O’Hare, the Chairman of our Audit Committee, is responsible for monitoring communications from shareholders and providing copies of such communications to the other directors as he considers appropriate.  Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that Mr. O’Hare considers to be important for the directors to consider.  Shareholders who wish to communicate with our board of directors can write to Dan O’Hare, The Board of Directors, Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401.

Committees of the Board of Directors

Our board of directors has established standing Audit, Compensation and Nominating and Corporate Governance Committees.  Each committee has a written charter that is reviewed annually and revised as appropriate.  A copy of each committee’s charter is available on our Internet website, located at http://www.strasbaugh.com.

Audit Committee

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end.

Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC. Our Audit Committee consists of Messrs. O’Hare, Walsh and Kulawski.  Mr. O’Hare serves as the Chairman of our Audit Committee.  Our board of directors has determined that each of Messrs. O’Hare, Walsh and Kulawski is “independent” under our Corporate Governance Guidelines and the Nasdaq Marketplace Rules and that each satisfies the other requirements under SEC rules regarding audit committee membership. Mr. O’Hare qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

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

Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee.  Our Compensation Committee consists of Messrs. Walsh, Kulawski and O’Hare.  Mr. Walsh acts as Chairman of our Compensation Committee.  Our board of directors has determined that each of Messrs. Walsh, Kulawski and O’Hare is “independent” under the current NASDAQ Marketplace Rules.

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

While our board of directors has not adopted a formal policy with respect to diversity, our board of directors seeks directors who have a diversity of experience, expertise, viewpoints, skills, and specialized knowledge.

Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of Messrs. Kulawski, O’Hare and Walsh.  Mr. Kulawski acts as chairman of our Nominating and Corporate Governance Committee.  Our board of directors has determined that each of Messrs. Kulawski, O’Hare and Walsh is “independent” under the NASDAQ Marketplace Rules.

Board Leadership Structure

We currently utilize a board leadership structure under which our most tenured employee, and former Chief Executive Officer, serves as the Chairman of our board of directors. The board of directors believes that Mr. Strasbaugh is the one director who is the most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of our overall business strategy.

Mr. Strasbaugh began his employment at R.H. Strasbaugh in 1961.  For the first ten years he worked in most phases of manufacturing and engineering, followed by eight years of manufacturing management, then ten years as General Manager and Director of Operations. He was Chief Executive Officer from 1990 to 1998, growing annual sales from $8 million to $80 million. We believe Mr. Strasbaugh is uniquely qualified as the chairman based on his in-depth familiarity with our operations, our products and the industry within which we operate.  We believe the close working relationship between Mr. Strasbaugh and our Chief Executive Officer enhances the unified leadership and direction of our board of directors and executive management.

Our board of directors is comprised of active and engaged directors. The board of directors and its various committees closely oversee the effectiveness of management policies and decisions. Each committee of the board of directors is comprised entirely of independent directors. As a result, independent directors directly oversee such critical matters as the integrity of our financial statements, the compensation of our executive management, the selection and evaluation of our directors, and the development and implementation of our corporate programs.

Board Role in Risk Oversight

Our board of directors oversees an enterprise−wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long−term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full board of directors in setting our business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for Strasbaugh. Risk is assessed throughout the business, focusing on three primary areas of risk: financial risk, legal/compliance risk and operational/strategic risk.

While the board of directors has the ultimate oversight responsibility for the risk management process, various committees of our board of directors also have responsibility for risk management. The Audit Committee focuses on financial risk, including internal controls. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk−taking behavior consistent with our overall business strategy.

Compensation Committee Interlocks and Insider Participation

No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2009 and our two highest paid executive officers who were serving as an executive officer on December 31, 2009.  These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year ($)	Salary ($)(4)	Bonus ($)	Stock Awards ($)(1)	All other Compensation ($)		Total ($)
Chuck Schillings	2008	217,046	—	—	3,958	(3)	221,004
President and Chief Executive Officer of Strasbaugh and R. H. Strasbaugh(2)	2009	221,944	—	22,000	2,827	(3)	246,771
Richard Nance	2008	178,111	—	—	—		178,111
Chief Financial Officer of Strasbaugh and R. H. Strasbaugh(2)	2009	182,003	—	29,260	—		211,263
Allan Paterson	2008	167,992	—	—	3,346	(3)	171,338
Vice President of Business Development of Strasbaugh and R. H. Strasbaugh(2)	2009	182,003	—	22,000	538	(3)	204,541

(1)
The amount reflected in this column is the aggregate grant date incremental fair value of the restricted shares of common stock issued in the Option Exchange Program during 2009, computed in accordance with FASB ASC Topic 718.  The incremental fair value of the modified awards is estimated based on the closing price of our common stock on September 24, 2009, the date the exchange offer was terminate, using the Black-Scholes option-pricing model based on assumptions described in Note 7 to our consolidated financial statements.

(2)	Amounts for 2008 and 2009 represent compensation received for services provided as an executive officer of Strasbaugh and R. H. Strasbaugh.
(3)	Represents our contributions to the employee’s 401(k) plan.
(4)	Amounts reported as earned may be less than base salaries contained in an employee’s applicable employment agreement as a result of plant shut-down periods implemented as cost savings measures.

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

Mr. Nance is  employed as our Executive Vice President and Chief Financial Officer and  receives an annual base salary of $200,000 during the first 12-month period that his agreement is in effect, after which our Compensation Committee may, in its sole discretion, increase Mr. Nance’s annual base salary.  Further, Mr. Nance is eligible for an annual cash bonus, based upon performance criteria to be established by the Board, of up to 35% of his annual base salary.  On May 24, 2007, Mr. Nance was issued options to purchase an aggregate of 266,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

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

Option Exchange Program

On October 12, 2009, we issued 504,000 shares of restricted common stock to holders of options to purchase 1,008,000 shares of our common stock who tendered such options to us for cancellation in exchange for the issuance of the shares of restricted common stock.  The issuance was pursuant to an option exchange program, or the Option Exchange Program, in which employees were entitled to exchange outstanding options to purchase shares of our common stock for shares of restricted common stock at the rate of two options for one share of restricted common stock. The restricted shares were issued pursuant to our 2007 Share Incentive Plan and are subject to vesting, such that any of the restricted shares issued to an employee who ceases to be employed on or before March 31, 2010 will be cancelled.  In connection with the Option Exchange Program, Mr. Shillings tendered options to purchase 200,000 shares of our common stock for cancellation in exchange for 100,000 shares of restricted common stock and Mr. Nance tendered options to purchase 266,000 shares of common stock for cancellation in exchange for 133,000 shares of restricted common stock.

Outstanding Equity Awards At Fiscal Year-End – 2009

	Stock Awards
Name and Principal Position	Number of shares or Units of stock that have not vested (#)(1)	Market value of shares or Units that have not vested ($)(2)
Chuck Schillings President and Chief Executive Officer of Strasbaugh and R. H. Strasbaugh	100,000	25,000
Richard Nance Chief Financial Officer of Strasbaugh and R. H. Strasbaugh	133,000	33,250
Allan Paterson Vice President of Business Development of Strasbaugh and R. H. Strasbaugh	100,000	25,000

(1)
The amount reflected in this column is the number of restricted shares of our common stock issued in exchange for outstanding options during 2009 under the Option Exchange Program.  There was no other consideration given.  The options surrendered for shares reflected in this column were exercisable at a price of $1.71 per share.  The restricted shares will vest on March 31, 2010.

(2)	The market value of the shares of restricted stock that have not vested is computed by reference to the closing sale price of our common stock on December 31, 2009.

Compensation of Directors

Director Compensation Table – 2009

The following table summarizes for the twelve months ended December 31, 2009, the compensation awarded to or paid to, or earned by, those who served on our board of directors during 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Alan Strasbaugh	—	4,770	(2)	90,923	(3)	95,693
Wesley Cummins	12,000	4,770	(2)	—		16,770
Daniel O’Hare	7,500	9,540	(5)	—		17,040
Tom Walsh	6,332	9,540	(5)	32,288	(4)	48,160
Martin Kulawski	6,168	9,540	(5)	31,350	(4)	47,058
John Givens(6)	10,500	—		5,400	(7)	15,900
Danilo Cacciamatta(6)	15,750	—		5,400	(7)	21,150
David Porter(6)	12,250	—		5,400	(7)	17,650

(1)
The amount reflected in this column is the aggregate grant date fair value of options granted during 2009 computed in accordance with FASB ASC Topic 718.  The fair value of the option award is estimated on the option grant date based on the closing price of our common stock on the grant date using the Black-Scholes option-pricing model based on assumptions described in Note 7 to our consolidated financial statements.

(2)
The director was granted options to purchase 18,000, 10,673 and 9,000 shares of our common stock on May 24, 2007, August 1, 2008, and August 1, 2009, respectively, which options remained outstanding on December 31, 2009. The stock options vest pursuant to a three year vesting schedule, whereby 33% of each option becomes exercisable on the first annual anniversary of its grant date, 33% of each option becomes exercisable on the second annual anniversary of its grant date and 34% becomes exercisable on the third annual anniversary of its grant date.  The options expire ten years from the date of grant.

(3)
Includes $90,385 of base salary paid to Mr. Alan Strasbaugh pursuant to the terms of his Employment Agreement, dated May 24, 2007, and $538 of our contributions to his 401(k) plan.  The base salary earned is less than the base salary under Mr. Strasbaugh’s employment agreement as a result of plant shut-down periods implemented as cost savings measures during 2009.

(4)	Represents payments made for consulting services during the year ended December 31, 2009.
(5)
The director was granted options to purchase 18,000 shares of our common stock on August 7, 2009, which options remained outstanding on December 31, 2009. The stock options vest pursuant to a three year vesting schedule, whereby 33% of each option becomes exercisable on the first annual anniversary of its grant date, 33% of each option becomes exercisable on the second annual anniversary of its grant date and 34% becomes exercisable on the third annual anniversary of its grant date.

(6)
On August 7, 2009, directors Cacciamatta, Givens and Porter resigned from the board of directors. All options issued to Messrs. Givens, Porter and Cacciamatta expired 90 days after their respective resignations.

(7)	Represents one-time payment in connection with such person’s resignation as a director on August 7, 2009.

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors.  In setting the compensation of directors, we consider the significant amount of time that members of the board of directors spend in fulfilling their duties to Strasbaugh as well as the experience level we require to serve on our board of directors.  Our board of directors, through its Compensation Committee, annually reviews the compensation and compensation policies for members of the board of directors.  In recommending director compensation, the Compensation Committee is guided by three goals:

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

On August 1, 2009, each of Messrs. Cummins and Strasbaugh was issued options to purchase 9,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.  On August 7, 2009, each of Messrs. O’Hare, Walsh and Kulawski was issued options to purchase 18,000 shares of our common stock pursuant to our 2007 Share Incentive Plan.

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

The following table sets forth information with respect to the beneficial ownership of our voting stock as of March 15, 2010, the date of the table, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;

●	each of our directors;

●	each of our current executive officers identified at the beginning of the “Management” section of this; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.  Except as indicated in the discussion of the beneficial ownership limitations on the Series A Preferred Stock below and except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership of our common stock is based on 14,705,587 shares of common stock outstanding as of the date of the table.  Percentage of beneficial ownership of our Series A Preferred Stock is based on 5,909,089 shares of Series A Preferred Stock outstanding as of the date of the table.

The address of each of the following shareholders, unless otherwise indicated below, is c/o Strasbaugh, 825 Buckley Road, San Luis Obispo, California 93401.  Messrs. Schillings, Nance, Kirkpatrick and Paterson are executive officers of Strasbaugh.   Messrs. Alan Strasbaugh, Cummins, O’Hare, Walsh and Kulawski are directors of Strasbaugh.  Larry Strasbaugh is the brother of Alan Strasbaugh.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Alan Strasbaugh	Common	7,543,048	(1)	51.18%
Chuck Schillings	Common	1,148,508	(2)	7.81%
Richard Nance	Common	133,000	(3)	*
Wesley Cummins	Common	142,535	(4)	*
Thomas A. Walsh	Common	1,272,783		8.66%
Martin Kulawski	Common	—		—
Dan O’Hare	Common	—		—
Allan Paterson	Common	100,000	(3)	*
Michael A. Kirkpatrick	Common	848,508		5.77%
Larry Strasbaugh	Common	2,616,712		17.79%
Lloyd I. Miller, III	Common#	2,314,603	(5)	13.61%
	Series A Preferred	2,000,000	(6)	33.85%
Milfam II L.P.	Common#	1,155,629	(7)	7.29%
	Series A Preferred	1,000,000		16.92%
Harvey SMidCap Fund LP	Common#	745,878	(8)	4.99%
	Series A Preferred	1,186,363		20.08%
James Schwartz	Common#	745,878	(9)	4.99%
	Series A Preferred	1,363,636	(10)	23.08%
Jeffrey Moskowitz	Common#	745,878	(9)	4.99%
	Series A Preferred	1,363,636	(10)	23.08%
Bryant Riley	Common#	743,497	(11)	4.99%
	Series A Preferred	772,727		13.08%
The Robert A Lichtenstein & Annette Lichtenstein Revocable Trust	Common#	522,727	(12)	3.43%
	Series A Preferred	454,545		7.69%
Kayne Anderson Capital Income Partners (QP), LP	Common#	418,183	(13)	2.77%
	Series A Preferred	363,637		6.15%
Richard A. Kayne	Common#	627,274	(14)	4.09%
	Series A Preferred	545,455	(15)	9.23%
John P. Francis	Common#	365,910	(16)	2.43%
	Series A Preferred	318,182	(17)	5.38%
All directors and executive officers as a group (9 persons)	Common#	11,179,382	(18)	75.61%

*	Less than 1%.
#
The terms of the Series A Preferred Stock and the Investor Warrants held by the stockholder prohibits conversion of the Series A Preferred Stock or exercise of the Investor Warrants to the extent that such conversion or exercise would result in a holder, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive these 4.99% beneficial ownership limitations upon 61-days’ prior written notice to us. Also, these beneficial ownership limitations do not preclude a holder from exercising an Investor Warrant, converting Series A Preferred Stock or selling the shares underlying Investor Warrants or Series A Preferred Stock in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the 4.99% limitation amount.  The 4.99% limitation can be waived by a stockholder.

(1)	Includes 15,557 shares underlying options. Also includes 196 shares of common stock held by Mr. Strasbaugh’s wife.
(2)	Includes 100,000 shares underlying restricted stock.
(3)	Represents shares underlying restricted stock.
(4)
Includes 48,198 shares underlying a Placement Warrant and 15,557  shares underlying options.  Also includes 78,780 shares of common stock reported as beneficially owned by Mr. Cummins on a Form 4 filed with the SEC on June 16, 2009.

(5)
Includes 1,000,000 shares underlying Series A Preferred Stock and 150,000 shares underlying Investor Warrants held directly by Lloyd I. Miller, III.  Also includes 1,155,629 shares of common stock represented in this table as beneficially owned by Milfam II L.P.  Further includes 3,230 shares of outstanding common stock over which Lloyd I. Miller, III has sole dispositive and voting power as (i) a manager of a limited liability company, (ii) the trustee to a certain grantor retained annuity trust, (iii) the custodian to accounts set up under Florida Uniform Gift to Minors Act, (iv) trustee of certain generation-skipping trusts, and (vi) an individual.  Further, includes 5,744 shares of common stock over which Lloyd I. Miller, III has shared dispositive and voting power as (i) an investment advisor to the trustee of a certain family trust and (ii) co-trustee of a certain generation-skipping trust.  On May 30, 2007, Mr. Miller waived the 4.99% beneficial ownership limitation applicable to the Series A Preferred Stock and Investor Warrants held by himself and Milfam II L.P.  The address for Lloyd I. Miller, III is 4550 Gordon Drive, Naples, Florida 34102.

(6)	Includes 1,000,000 shares of Series A Preferred Stock owned by Mr. Miller and 1,000,000 shares of Series A Preferred stock represented in this table as held by Milfam II L.P.
(7)
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

(8)
Represents 745,878 shares underlying Series A Preferred Stock and Investor Warrants.  The number of shares beneficially owned is limited to 4.99% of our outstanding common stock pursuant to the terms of the Series A Preferred Stock and Investor Warrants.  If beneficial ownership limitations had not been in effect, the Harvey SMidCap Fund LP would have beneficially owned a total of 1,364,317 shares of common stock, or 8.49% of our outstanding common stock, representing 1,186,363 shares underlying Series A Preferred Stock and 177,954 shares underlying Investor Warrants.  Power to vote or dispose of the shares beneficially owned by Harvey SMidCap Fund LP is held by Harvey Partners LLC. The individuals authorized to act on behalf of Harvey Partners LLC in the voting and disposition of the shares are James Schwartz and Jeffrey Moskowitz.  The address for Harvey SMidCap Fund LP is 350 Madison Avenue, 8th Floor, New York, New York 10017.

(9)
Represents shares underlying Series A Preferred Stock and Investor Warrants held by Harvey SMidCap Fund LP and Harvey SMidCap Offshore Fund LTD.  The number of shares beneficially owned is limited to 4.99% of our outstanding common stock pursuant to the terms of the Series A Preferred Stock and Investor warrants.  If beneficial ownership limitations had not been in effect, Mr. Schwartz and Mr. Moskowitz would each have beneficially owned a total of 1,568,181 shares underlying the Series A Preferred Stock and Investor Warrants held by Harvey SMidcap Fund LP and Harvey SMidcap Offshore Fund LTD, or 9.64% of our outstanding common stock, representing 1,186,363 shares underlying Series A Preferred Stock and 177,954 shares underlying Investor Warrants held by Harvey SMidCap Fund LP and 177,273 shares underlying Series A Preferred Stock and 26,591 shares underlying Investor Warrants held by Harvey SMidCap Offshore Fund LTD.  Harvey Partners LLC holds the power to vote or dispose of the shares beneficially owned by Harvey SMidCap Fund LP and Harvey SMidCap Offshore Fund LTD.  Mr. Schwartz and Mr. Moskowitz are each authorized to act alone on behalf of Harvey Partners LLC.  The address for Mr. Schwartz and Mr. Moskowitz is 350 Madison Avenue, 8th Floor, New York, New York 10017.

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

(11)
Includes 2,045 shares of outstanding common stock held by Bryan and Carleen Riley JTWROS, 18,345 shares underlying Placement Warrants and 532,802 shares underlying both Series A Preferred Stock and Investor Warrants held by Mr. Riley.  Also includes 21,761 shares of common stock and 138,756 shares underlying Placement Warrants held by B. Riley and Co. LLC.  Mr. Riley has shared power to vote or dispose of the shares held by B. Riley and Co. LLC.  Additionally includes the following shares of common stock over which Mr. Riley has the sole power to vote or dispose of: 322 shares held by BR Investco, LLC; 112 shares held by B. Riley and Co. Retirement Trust; 738 shares held by Investment Advisory Client; and 20,365 shares held by Riley Investment Partners Master Fund, L.P.  The number of shares beneficially owned is limited to 4.99% of the outstanding common stock of the Company pursuant to the terms of the Series A Preferred Stock and Investor warrants.  If beneficial ownership limitations had not been in effect, the selling security holder would have beneficially owned a total of 1,229,836 shares of common stock, or 6.93% of our outstanding common stock, which includes 772,727 shares underlying the Series A Preferred Stock and 115,909 shares underlying Investor Warrants.  The address for Mr. Riley is c/o Riley Investment Management LLC, 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

(12)
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

(13)
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

(14)
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

(15)
Represents 136,364 shares underlying Series A Preferred Stock held by Kayne Anderson Income Partners, LP, 20,455 shares underlying Series A Preferred Stock held by Kayne Anderson Capital Income Fund, Ltd. and 363,637 shares underlying Series A Preferred Stock held by Kayne Anderson Capital Income Partners (QP), LP.

(16)
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

(17)	Represents 159,091 shares underlying Series A Preferred Stock held by Catalysis Offshore, Ltd. and 159,091 shares underlying Series A Preferred Stock and held by Catalysis Partners, LLC.
(18)
Includes 31,114 shares underlying options, 333,000 shares underlying restricted stock, and 48,198 shares underlying a Placement Warrant held by Mr. Cummins. Also includes 196 shares of common stock held by Mr. Strasbaugh’s wife.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	434,646	(1)	$1.24	1,061,354	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	434,646			1,061,354

(1)
Represents shares of common stock underlying options that are outstanding under our 2007 Share Incentive Plan.  The material features of our 2007 Share Incentive Plan are described in Note 7 to our consolidated financial statements for the year ended December 31, 2009.

(2)	Represents shares of common stock available for issuance under our 2007 Share Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Facilities Lease

Our corporate headquarters, in San Luis Obispo, is owned by Alan Strasbaugh and leased to R. H. Strasbaugh, the term of the lease is one year, at $84,000 per month.  During the years ended December 31, 2009 and 2008 our total lease costs were approximately $1,000,000 each year.  Alan Strasbaugh is the chairman of our board of directors, the chairman of the board of directors of R. H. Strasbaugh and an employee of Strasbaugh.

Option Exchange Program

In connection with the Option Exchange Program described above, we issued 100,000 shares of restricted stock to Mr. Chuck Shillings in exchange for options to purchase 200,000 shares of our common stock that he tendered to us for cancellation.  We also issued to Mr. Richard Nance 133,000 shares of restricted stock in exchange for options to purchase shares 266,000 shares of our common stock that he tendered to us for cancellation.

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

Our board of directors has determined that each of our directors who served on our board during the year ended December 31, 2009 is independent under these standards, except for Mr. Strasbaugh, who serves as our Chairman of the Board, and Mr. Cummins, who is employed by B. Riley and Co. LLC and was nominated to serve on our board by the holders of our Series A Preferred Stock.

Item 14.	Principal Accounting Fees and Services.

The following table presents the aggregate fees billed to us for professional audit services rendered by Farber Hass Hurley LLP (“FHH”), for the years ended December 31, 2009 and 2008.  We appointed FHH as our independent registered public accounting firm on December 9, 2008.

	2009	2008
Audit Fees	$105,150	$5,100
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$105,150	$5,100

Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2009 and 2008, all services performed by FHH were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations. During 2008, all services performed by Windes were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

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

STRASBAUGH AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Strasbaugh

We have audited the accompanying consolidated balance sheets of Strasbaugh (a California corporation) and subsidiary as of December 31, 2009 and 2008, and the related statements of operations, redeemable convertible preferred stock and shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2009.  Strasbaugh’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strasbaugh and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Farber Hass Hurley LLP

Granada Hills, California
March 30, 2010

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$1,240	$49
Accounts receivable, net of allowance for doubtful accounts of $13 and $224 in 2009 and 2008, respectively	3,298	1,309
Investments in securities	—	239
Inventories	5,256	5,659
Prepaid expenses	287	264
	10,081	7,520
PROPERTY AND EQUIPMENT, NET	2,046	2,150
OTHER ASSETS
Capitalized intellectual property, net of accumulated amortization of $82 and $54 at December 31, 2009 and 2008, respectively	402	381
Deposits and other assets	28	36
	430	417
TOTAL ASSETS	$12,557	$10,087

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable, current portion	$—	$100
Accounts payable	1,323	1,231
Accrued expenses	2,379	1,963
Customer deposits	3,997	147
Deferred revenue	48	70
	7,747	3,511
OTHER LIABILITIES
Preferred stock related embedded derivative and warrants	4	—
	7,751	—
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock (“Series A”), no par value, aggregate preference in liquidation $15,077, 15,000,000 shares authorized, 5,909,089 shares issued and outstanding	11,203	11,964
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 5,769,736 shares authorized, zero shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized 14,705,587 and 14,201,587 issued and outstanding at December 31, 2009 and 2008, respectively	56	56
Additional paid-in capital	23,776	26,803
Accumulated other comprehensive loss	—	(61)
Accumulated deficit	(30,229)	(32,186)
	(6,397)	(5,388)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$12,557	$10,087

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 31,
	2009	2008
REVENUES
Tools	$7,410	$3,041
Parts and service	5,463	6,513
NET REVENUES	12,873	9,554
COST OF SALES
Tools	5,774	2,777
Parts and service	2,676	4,331
TOTAL COST OF SALES	8,450	7,108
GROSS PROFIT	4,423	2,446
OPERATING EXPENSES
Selling, general and administrative expenses	3,855	4,429
Research and development	3,593	2,954
	7,448	7,383
LOSS FROM OPERATIONS	(3,025)	(4,937)
OTHER INCOME (EXPENSE)
Rental income	581	321
Interest income	9	35
Interest expense	(22)	(14)
Gain on change in value of embedded derivative and warrants (Note 2)	1,688	—
Other income, net	77	87
	2,333	429
LOSS BEFORE INCOME TAXES	(692)	(4,508)
BENEFIT FROM INCOME TAXES	12	—
NET LOSS	$(680)	$(4,508)
NET LOSS PER COMMON SHARE
Basic	$(0.22)	$(0.43)
Diluted	$(0.22)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,312	14,202
Diluted	14,312	14,202

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ DEFICIT
(In thousands, except share data)

								Accumulated		Total Shareholders’ Equity and
								Other		Redeemable
	Redeemable Convertible						Additional	Comprehensive		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Stock
BALANCE, JANUARY 1, 2008	5,909,089	$11,542	—	$—	14,201,587	$56	$27,926	$—	$(27,678)	$11,846
Comprehensive loss:
Net loss									(4,508)	(4,508)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0								(61)		(61)
Total comprehensive loss										(4,569)

Series A issuance costs	—	(521)	—	—	—	—	—	—	—	(521)
Stock-based compensation expense	—	—	—	—	—	—	453	—	—	453
Accretion of redeemable convertible preferred stock	—	505	—	—	—	—	(505)	—	—	—
Preferred stock dividend accumulated	—	1,071	—	—	—	—	(1,071)	—	—	—
Preferred stock dividend paid	—	(633)	—	—	—	—	—	—	—	(633)
BALANCE, DECEMBER 31, 2008	5,909,089	$11,964	—	$—	14,201,587	$56	$26,803	$(61)	$(32,186)	$6,576

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ DEFICIT (Continued)
(In thousands, except share data)

								Accumulated		Total Shareholders’ Equity and
								Other		Redeemable
	Redeemable Convertible						Additional	Comprehensive		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Income	Accumulated	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Stock
BALANCE, JANUARY 1, 2009	5,909,089	$11,964	—	$—	14,201,587	$56	$26,803	$(61)	$(32,186)	$6,576
Cumulative effect of change in accounting principle (Note 2)	—	(3,191)	—	—	—	—	(1,138)	—	2,637	(1,692)
Comprehensive loss:
Net loss									(680)	(680)
Other comprehensive loss:
Unrealized gain, net of tax of $0								61	—	61
Total comprehensive loss										(619)

Stock option expense	—	—	—	—	—	—	483	—	—	483
Issuance of restricted stock, less amortization	—	—	—	—	504,000	—	58	—	—	58
Accretion of redeemable convertible preferred stock	—	1,275	—	—	—	—	(1,275)	—	—	—
Preferred stock dividend accumulated	—	1,155	—	—	—	—	(1,155)	—	—	—
BALANCE, DECEMBER 31, 2009	5,909,089	$11,203	—	$—	14,705,587	$56	$23,776	$—	$(30,229)	$4,806

STRASBAUGH AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(680)	$(4,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	362	358
Allowance for doubtful accounts	(211)	169
Inventory reserves	100	1,629
Noncash interest expense	22	14
Stock-based compensation	541	453
Gain on embedded derivative (Note 2)	(1,489)	—
Gain on warrants (Note 2)	(199)	—
Gain on extinguishment of debt	(100)	—
Losses on sales of investment securities	6	6
Changes in assets and liabilities:
Accounts receivable	(1,778)	1,507
Inventories	284	(1,037)
Prepaid expenses	(23)	18
Deposits and other assets	—	29
Accounts payable	92	714
Accrued expenses	394	(657)
Deferred revenue	(22)	98
Customer deposits	3,850	—
Net Cash Provided by (Used in) Operating Activities	1,149	(1,207)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	294	590
Proceeds from the maturity of investment securities	—	233
Purchase of property and equipment	(203)	(177)
Capitalized cost of intellectual property	(49)	(100)
Net Cash Provided by Investing Activities	42	546
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost of redeemable convertible preferred stock	—	(521)
Preferred dividends paid	—	(633)
Net Cash Used in Financing Activities	—	(1,154)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,191	(1,815)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49	1,864
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,240	$49

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies

The following significant accounting policies are in conformity with accounting principles generally accepted in the United States of America.  Such policies are consistently followed by Strasbaugh, a California corporation and subsidiary (the “Company”), in preparation of its consolidated financial statements.

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

The Company designs, manufactures, markets and sells precision surfacing systems and solutions for the global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, micro-electromechanical system, light emitting diode, and precision optics markets. Products are sold to customers throughout the United States, Europe, and Asia and Pacific Rim countries.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 1 – Summary of Significant Accounting Policies (continued)

Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company’s common stock and the fair value of options and warrants to purchase common stock, provision for doubtful accounts receivable, inventory obsolescence, and depreciation and amortization. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Supplemental Disclosure of Cash Flow Information

	Year Ended
	December 31,
	2009	2008
Cash paid for:
Interest	$—	$—
Income taxes	$1,000	$—
Noncash investing and financing activities:
Fair value accretion on redeemable convertible preferred stock	$1,275,000	$505,000
Preferred stock dividend	$1,155,000	$1,071,000
Restricted common stock for employees and directors	$58,000	$—
Unrealized gain (loss) on investments in securities	$61,000	$(61,000)
Property and equipment transferred to/from inventory, net	$19,000	$71,000

Additional information to the statements of cash flows with regard to certain noncash investing and financing transactions includes inventory transferred from property and equipment and inventory transferred to property and equipment.  Inventory is transferred at the lower of cost, market or net book value and is depreciated over its useful life once transferred to property, plant and equipment.  These items are typically tools used for testing, demonstrations and on-going engineering and are sometimes sold as used tools to customers in the future as needed.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable.  Throughout most of 2009 and 2008, the Company maintained cash balances in excess of federally insured limits.  With regard to cash and cash equivalents, the Company maintains its excess cash balances in checking and money market accounts at high-credit quality financial institutions.  The Company has not experienced any significant losses in any of the short-term investment instruments we have used for excess cash balances.  The Company does not require collateral on its trade receivables.  Historically, the Company has not suffered significant losses with respect to trade accounts receivable. However, recent developments in the global economy and credit markets have caused unusual fluctuations in the values of various investment instruments. Additionally, these developments have, in some cases, limited the availability of credit funds that borrowers such as the Company normally utilize in day-to-day operations which could impact the timing or ultimate recovery of trade accounts. No assurances can be given that these recent developments will not negatively impact the Company’s operations as a result of concentrations of these investments.

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses.  During the years ended December 31, 2009 and 2008, the Company’s top 10 customers accounted for 85% and 57% of net revenues, respectively.  Sales to major customers (over 10%) as a percentage of net revenues were 58% and 26% for the years ended December 31, 2009 and 2008, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company’s inability to collect receivables from these customers, could have a material adverse effect on the Company’s financial condition and results of operations.  As of December 31, 2009 and 2008, the amount due from the major customers (over 10%) discussed above represented 80% and 5% of total accounts receivable, respectively.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The Company’s assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Preferred stock related embedded derivative	$(4,000)	$—	$—	$(4,000)
Warrants	—	—	—	—
Total	$(4,000)	$—	$—	$(4,000)

	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income available-for-sale securities	$239,000	—	$239,000	—
Total	$239,000	$—	$239,000	$—

The Company’s investments were comprised of available-for-sale securities with carrying amounts totaling $239,000 at December 31, 2008.  The Company has no assets measured at fair value on a recurring basis at December 31, 2009.  The Company’s financial assets that were measured at fair value on a recurring basis were comprised of fixed income available for sale securities at December 31, 2008.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Beginning January 1, 2009, the Company carried its preferred stock related embedded derivative and Investor Warrants (as defined in Note 8) . on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black Scholes valuation model.  As of December 31, 2009, the assumptions used in the valuation of the preferred stock related embedded derivative included the Company’s Series A Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) conversion price of $2.20 and in the valuation of the Investor Warrants with an exercise price of $2.42, as well as the Company’s stock price of $0.25, discount rate of 1.1%, and volatility of 51%.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Preferred Stock Related Embedded Derivative and Warrant Liabilities

Balance January 1, 2009	$1,692,000
Total unrealized gains
Included in earnings	1,688,000
Included in other comprehensive income	—
Settlements	—
Transfers in and/or out of Level 3	—
Balance December 31, 2009	$4,000
The amount of total gains during 2009 included in earnings attributable to the change in unrealized gains relating to liabilities still held at December 31, 2009	$1,688,000

There are no assets or liabilities measured at fair value on a nonrecurring basis.

Segment Information

The Company’s results of operations for the years ended December 31, 2009 and 2008 represent a single segment referred to as global semiconductor, and semiconductor equipment, silicon wafer and silicon wafer equipment, LED, data storage and precision optics industries.  Export sales represent approximately 17% and 29% of sales for the years ended December 31, 2009 and 2008, respectively.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Segment Information (continued)

The geographic breakdown of the Company’s sales was as follows:

	For the Year Ended
	December 31,
	2009	2008

United States	83%	71%
Europe	3%	19%
Asia and Pacific Rim countries	14%	10%

The geographic breakdown of the Company’s accounts receivable was as follows:

	December 31,
	2009	2008
United States	49%	43%
Europe	3%	21%
Asia and Pacific Rim countries	48%	36%

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

The Company estimates an allowance for uncollectible accounts receivable.  The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors.  These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected.  Management believes that the allowance for doubtful accounts at December 31, 2009 and 2008 are reasonably stated.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

At December 31, 2008, the Company’s investments were classified as available-for-sale and were included in current assets because the investments were likely to be sold prior to maturity and within one year from the balance sheet date. The Company’s investments in corporate debt securities had maturity dates ranging from 2 to 10 years at December 31, 2008.  The Company had realized losses on the sales of securities of $6,000, for the year ended December 31, 2009 and 2008.  Total other than temporary impairment recognized in accumulated other comprehensive income was $0, at December 31, 2009 and 2008. Total gains for securities with net gains in accumulated other comprehensive income were $0, at December 31, 2009 and 2008.

There were no investments in securities at December 31, 2009.  Investments in securities at December 31, 2008 were as follows:

	Aggregate Fair Value	Amortized Cost Basis	Unrealized Gain (Loss)
Corporate debt securities	$118,000	$125,000	$(7,000)
Municipal and State debt securities	121,000	175,000	(54,000)
	$239,000	$300,000	$(61,000)

At December 31, 2008 all investments with unrealized losses were in loss positions for less than 12 months.  The breakdown of investments with unrealized losses at December 31, 2008 was as follows:

	Aggregate Fair Value of Investments with Unrealized Losses	Aggregate Amount of Unrealized Losses
Corporate debt securities	$118,000	$(7,000)
Municipal and State debt securities	121,000	(54,000)
	$239,000	$(61,000)

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Property, Plant, and Equipment

Property, plant, and equipment items are stated at cost, less accumulated depreciation.  Additions, improvements, and major renewals are capitalized, while maintenance, repairs, and minor renewals are expensed as incurred.  When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.  Depreciation is computed principally using the straight-line method over their estimated useful lives of three to thirty years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the terms of the leases or their estimated useful lives.  Periodically, the Company may transfer a completed tool from inventory to property, plant and equipment for use as a laboratory tool, or for customer demonstration purposes.  The tools are transferred at the lower of cost or market and then depreciated over its estimated useful life.  If the tool is subsequently sold to an end user, it may be transferred back to inventory at net book value and shipped to that customer.

Intellectual Property

The Company capitalizes the direct legal costs associated with the application and successful defense of patents as incurred, and amortizes these costs over the life of the patents, not to exceed 15 years.  Approximately $49,000 and $100,000 of such costs were capitalized during the years ended December 31, 2009 and 2008, respectively. Amortization expense for these patent costs totaled $28,000 and $25,000 during the years ended December 31, 2009 and 2008, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31,
2010	$32,000
2011	32,000
2012	32,000
2013	32,000
2014	32,000

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management has evaluated its long-lived assets and has not identified any impairment at December 31, 2009 and 2008.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Deferred Revenue

Deferred revenue represents service contract revenue which is deferred and recognized ratably over the life of the service contract, which is generally one year.

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss).  The Company’s other comprehensive gains and losses (net of taxes of $0) consisted of unrealized gains on investments of $61,000 for the year ended December 31, 2009, and unrealized losses on investments of $61,000 for the year ended December 31, 2008.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company has evaluated its arrangements with customers and revenue recognition policies under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition-Multiple-Element Arrangements,” and determined that its components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  The Company’s revenue recognition policies for its specific units of accounting are as follows:

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

The Company includes software in its tools.  Software is considered an incidental element of the tooling contracts and only minor modifications which are incidental to the production effort may be necessary to meet customer requirements. The software is used solely in connection with operating the tools and is not sold, licensed or marketed separately.  The tools and software are fully functional when the tool is completed, and after shipment, the software is not updated for new versions that may be subsequently developed and, the Company has no additional obligations relative to the software.  However, software modifications may be included in tool upgrade contracts. The Company’s software is incidental to the tool contracts as a whole.  The software and physical tool modifications occur and are completed concurrently. The completed tool is tested by either the customer or the Company to ensure it has met all required specifications and then accepted by the customer prior to shipment, at which point revenue is recognized.  The revenue recognition requirements of FASB ASC 985-605, “Software-Revenue Recognition,” are met when there is persuasive evidence an arrangement exists, the fee is fixed or determinable, collectability is probable and delivery and acceptance of the equipment has occurred, including upgrade contracts for parts and/or software, to the customer.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Derivative Income

In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (see Note 2), the Company is required to account for the preferred stock related embedded derivative and investor warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values will be the value of the Company’s Common Stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

Research and Development

Costs related to designing and developing new products are expensed as research and product development expenses as incurred.  Research and development expenses totaled approximately $3,593,000 and $2,954,000 for the years ended December 31, 2009 and 2008, respectively.

Shipping Costs

During the years ended December 31, 2009 and 2008, freight and handling amounts incurred by the Company totaled approximately $46,000 and $63,000, respectively, and are included in the cost of sales.  Freight and handling fees billed to customers of approximately $8,000 and $7,000 are included in revenues for the years ended December 31, 2009 and 2008, respectively.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for share-based payments in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” As such, all share-based payments to employees, including grants of employee stock options and restricted shares, are recognized based on their fair values at the date of grant.  Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.  See Note 7 for the significant estimates used to calculate our stock-based compensation expense.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share are as follows:

	For the Year Ended
	December 31,
	2009	2008
Numerator:
Net loss	$(680,000)	$(4,508,000)
Preferred stock accretion	(1,275,000)	(505,000)
Preferred stock dividend	(1,155,000)	(1,071,000)
Net loss available to common shareholders – basic	(3,110,000)	(6,084,000)
Adjustment to net loss for assumed conversions	—	—
Net loss available to common shareholders – diluted	$(3,110,000)	$(6,084,000)
Denominator:
Shares outstanding, beginning	14,201,587	14,201,587
Weighted-average shares issued	110,466	—
Weighted-average shares outstanding – basic	14,312,053	14,201,587
Effect of dilutive securities	—	—
Weighted-average shares outstanding—diluted	14,312,053	14,201,587

Shares issuable pursuant to the Series A Preferred Stock totaling 5,909,089 and 1,271,797 shares issuable pursuant to outstanding warrants for the year ended December 31, 2009 and 2008 and shares issuable upon exercise of outstanding stock options totaling 434,646 and 1,327,416 as of December 31, 2009 and 2008, respectively are excluded from the computation of diluted loss per common share because the Company had a loss from continuing operations for the periods and to include the representative share increments would be anti-dilutive. Accordingly, for the year ended December 31, 2009 and 2008, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

Series A Preferred Stock and Warrants

The Company evaluates its Series A Preferred Stock and Warrants (as defined in Note 8) on an ongoing basis considering the provisions of FASB ASC Topic 480, “Distinguishing Liabilities from Equity” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments  The Series A Preferred Stock conversion feature and Warrants are evaluated considering the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition)” and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software).” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009.  This guidance was adopted in the third quarter of 2009 and impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was adopted in the third quarter of 2009 and it had no impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was primarily codified into Topic 820, “Fair Value Measurements and Disclosures” In the ASC. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with this guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Implementation of this standard on April 1, 2009 had no impact on the Company’s financial condition or results of operations.

 In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” which was primarily codified into Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other” in the ASC.  The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. Implementation of this guidance on April 1, 2009 had no impact on the Company’s financial condition or results of operations.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was primarily codified into Topic 825 “Financial Instruments” in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies.  This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in these consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity’s Own Stock,” which was primarily codified into FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application was not permitted. Implementation of this guidance has had a significant impact on the Company’s financial condition and results of operations (See Note 2).

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets,” which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Although future transactions involving intangible assets may be impacted by this guidance, it did not impact the Company’s financial statements as the Company did not acquire any intangible assets during the year ended December 31, 2009.

NOTE 2 – Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”

In June 2008, the FASB ratified guidance included in ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.  FASB ASC 815-10-15-74(a) indicates that “contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position” should not be considered derivative instruments (“Topic 815 Scope Exception”).

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (continued)

The Company’s convertible Series A Preferred Stock (Note 8) has been recognized as “temporary equity,” or outside of permanent equity and liabilities, in the Company’s consolidated balance sheet.  The Series A Preferred Stock does not meet the definition of mandatorily redeemable under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with SEC guidance.  The two embedded features in the Series A Preferred Stock did not require bifurcation under ASC Topic 815 since, prior to the implementation of ASC 815-40-15, the conversion feature met the Topic 815 Scope Exception and the applicable criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the FASB criteria requiring bifurcation.  Since there was no bifurcation of the embedded features there was no separate accounting for those features.

The Investor Warrants (Note 8) have previously been recognized as permanent equity in the Company’s statement of financial position.  Prior to the implementation of ASC 815-40-15, the Investor Warrants were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.  However, both the convertible Series A Preferred Stock conversion feature and Investor Warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

FASB ASC 815-40-15 provides that an instrument’s strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity’s control. If the instrument’s strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity’s own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.

Accordingly, under the provisions of ASC 815-40-15 the embedded conversion feature in the Company’s Series A Preferred Stock (the “Series A Conversion Feature”) and the Investor Warrants are not considered indexed to the Company’s stock because future equity offerings (or sales) of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  As a result of the settlement provisions in the Company’s Series A Conversion Feature and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature no longer qualified for the Topic 815 Scope Exception, and was required to be bifurcated from its host, in accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, and accounted for as a derivative instrument.  Also, as a result of the settlement provision in the Investor Warrants and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants no longer qualified for the Topic 815 Scope Exception, and were required to be accounted for as derivatives.  In determining the classification of the Series A Conversion Feature and the Investor Warrants the Company considered guidance in ASC 815-40-15 indicating that an instrument considered indexed to its own stock is evaluated under the applicable FASB guidance to determine whether it should be classified as equity, or as an asset or a liability, however, if the terms are such that it is not considered to be indexed to the entity’s own stock then equity classification is precluded.  Accordingly, effective January 1, 2009 the Company’s Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company’s consolidated balance sheet.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (continued)

In accordance with FASB ASC 815-10-65-3 “Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company’s equity on January 1, 2009.  The Series A Preferred Stock host, the Series A Conversion Feature, the Investor Warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued.  The Series A Preferred Stock host will remain classified in temporary equity and stated at its fair value as the accounting for the instrument, excluding the Series A Conversion Feature, follows the applicable SEC guidance.  In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company’s consolidated balance sheet.  The Investor Warrants are recognized at fair value as a liability on the Company’s consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host.  The discount will be accreted to the Series A Preferred Stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

The following table illustrates the changes to the Company’s consolidated balance sheet resulting from the implementation of ASC 815-40-15 effective January 1, 2009:

	Balance December 31, 2008	Cumulative Effect Adjustment	Balance January 1, 2009

Preferred stock related embedded derivative	$—	$1,493,000	$1,493,000
Warrants	$—	$199,000	$199,000
Series A preferred stock	$11,964,000	$(3,191,000)	$8,733,000
Additional paid-in capital	$26,803,000	$(1,138,000)	$25,665,000
Accumulated deficit	$(32,186,000)	$2,637,000	$(29,549,000)

The fair value of the Series A Conversion Feature at the issuance date of the Series A Preferred Stock (May 24, 2007) was estimated to be $4,085,000 using the Black Scholes model.  The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company’s stock price of $1.71, discount rate of 4.8%, and volatility of 48%.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series A Conversion Feature totaled $894,000 through January 1, 2009.  The cumulative effect of these adjustments on January 1, 2009 was a reduction of the Series A Preferred Stock balance of $3,191,000.

The fair value of the Investor Warrants of $244,000 was included in additional paid in capital on the issuance date of the Investor Warrants (May 24, 2007).  As a result of reclassifying these warrants from equity to liabilities, and the additional preferred stock accretion noted above, the cumulative effect of these adjustments on January 1, 2009 was a reduction of additional paid in capital of $1,138,000.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (continued)

The fair value of the Series A Conversion Feature, included in the “Preferred stock related embedded derivative” liability on the Company’s consolidated balance sheet, on January 1, 2009 was estimated to be $1,493,000 using the Black Scholes model.  The assumptions used in the model included the Series A Preferred Stock conversion price of $2.20, the Company’s stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%.  The fair value of the Investor Warrants, included in the “Warrants” liability on the Company’s consolidated balance sheet, on January 1, 2009 was estimated to be $199,000 using the Black Scholes model.  The assumptions used in the model included the Investor Warrants conversion prices of $2.42, the Company’s stock price on January 1, 2009 of $1.19, discount rate of 1.12%, and volatility of 53%.

The Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and Investor Warrants had declined as of January 1, 2009.  Accordingly, the Company recorded as a cumulative effect adjustment, the reduction of the fair value of these derivative liabilities totaling $2,637,000 as a reduction of the Company’s accumulated deficit.

As of December 31, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined since January 1, 2009.  Accordingly, the Company has recorded a gain on the change in fair value of the embedded derivative and warrants and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liability of $1,489,000, and $199,000, respectively, for the period from January 1, 2009 to December 31, 2009.  The effect of the income from these derivatives on the loss from continuing operations and net loss for the year ended December 31, 2009 was to reduce the net loss of $2,368,000 to a net loss of $680,000, and to reduce the net loss per common share from $0.34 to a net loss per common share of $0.22.

NOTE 3 – Management’s Plans

For the year ended December 31, 2009, the Company had a net loss of approximately $680,000; however, excluding the non-cash gains from the preferred stock related embedded derivative and warrants, the loss from operations was approximately $2,368,000, and as of December 31, 2009, the Company had an accumulated deficit of approximately $30,229,000.  The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its recent losses.  Additionally, the decline in the semiconductor industry since 2007 has added to those losses as revenues declined.

Management’s plans with respect to these matters include efforts to increase revenues through the sale of existing products and new technology and continuing to closely monitor and control certain operating expenses.  Management is also optimistic about the semiconductor industry’s near term business recovery as well as improvement in the global economy.  Management believes that the Company’s current backlog and working capital is sufficient to maintain operations in the near term and that product development can be reduced or curtailed in the future to further manage cash expenditures.  There are no current plans to seek additional outside capital at this time. There are no assurances that the Company will achieve profitable operations in the future or that additional capital will be raised or obtained by the Company if cash generated from operations is insufficient to pay current liabilities.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – Inventories

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$5,593,000	$5,562,000
Work-in-process	1,655,000	2,156,000
Finished goods	1,704,000	1,537,000
	8,952,000	9,255,000
Inventory Reserves	(3,696,000)	(3,596,000)
	$5,256,000	$5,659,000

NOTE 5 – Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2009	2008
Buildings and improvements	$2,283,000	$2,283,000
Shop and lab equipment	6,184,000	6,012,000
Transportation equipment	170,000	166,000
Furniture and fixtures	1,113,000	1,113,000
Computer equipment	2,326,000	2,326,000
	12,076,000	11,900,000
Less: accumulated depreciation and amortization	(10,030,000)	(9,750,000)
	$2,046,000	$2,150,000

Depreciation expense totaled approximately $326,000 and $335,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 –Commitments and Contingencies

Lease Commitments

During 2008 and 2009, the Company leased its manufacturing and sales facility from the chairman of the Company, who is a significant shareholder of the Company, and his former spouse.  The original term of the lease was 15 years and ended on April 30, 2005.  Under the original terms of the lease, the Company paid monthly lease payments and was liable for all property taxes, insurance, repairs, and maintenance.  Effective May 1, 2005, the Company exercised the holdover provision within the lease agreement which allowed the Company to remain the tenant on a month-to-month basis under the terms that existed at the end of the original lease term, as defined.  The holdover provision remained valid as long as the Company remained in possession and made timely monthly rent payments.  The monthly rent was $84,000 during 2008 and 2009.

Effective January 4, 2010, the Company entered into a new lease agreement for its manufacturing and sales facility with the chairman and significant shareholder of the Company.  The term of the lease agreement is one year commencing January 4, 2010 and ending January 4, 2011.  Under the terms of the lease, the Company pays monthly lease payments and is liable for all property taxes, insurance, repairs, and maintenance.  The monthly rent is currently $84,000.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –Commitments and Contingencies (continued)

Lease Commitments (continued)

Rent expense under the Company’s operating leases totaled approximately $1,007,000 and $1,014,000 for the years ended December 31, 2009 and 2008, respectively, of which approximately $1,000,000 was related to the shareholder lease for each year.

Sublease Agreement

The Company entered into two sublease agreements with unaffiliated third parties during 2008.  The first sublease agreement provides for monthly rent of approximately $24,000 and expires on February 28, 2010, this sublease has been renewed and extended effective February 1, 2010 for an initial period of two years, and providing for monthly rent of approximately $21,000.  The second agreement provides for monthly rent of approximately $11,000 and expires July 31, 2011.  Rental income totaled approximately $581,000 and $321,000 for years ended December 31, 2009 and 2008, respectively.

Litigation

On December 1, 2006, a complaint on joinder for declaratory relief was filed by April Paletsas requesting that our wholly-owned subsidiary, R. H. Strasbaugh, be joined to a matter in the San Luis Obispo Superior Court involving Alan Strasbaugh, Chairman and a significant shareholder of the Company, and his former wife, April Paletsas with regards to the San Luis Obispo facilities the Company occupies.  Until January 8, 2010, Mr. Strasbaugh and Ms. Paletsas were co-landlords under the lease covering the Company’s corporate facilities.  Ms. Paletsas is requesting a declaration by the court that R. H. Strasbaugh is required to install a new roof on the leased facilities in San Luis Obispo and make certain other capital repairs under the repair and maintenance covenants of the lease covering the Company’s corporate facilities at the time she filed the complaint.  The total costs of such installation repairs are estimated to be $750,000.  The court issued an order allowing R. H. Strasbaugh to be joined, but stayed the case against R. H. Strasbaugh pending resolution of ownership issues between the co-landlords.  The issues between Mr. Strasbaugh and Ms. Paletsas have been resolved and the premises now belong solely to Alan Strasbaugh as a result of Mr. Strasbaugh’s purchase of Ms. Paletsas’ interest in the property on January 8, 2010.  With regard to the claims asserted against R. H. Strasbaugh by Ms. Paletsas, Company management continues to monitor the case and intends to vigorously defend the case on the merits, should the court reactivate the case.  Management believes that all of the Company’s defenses are meritorious, and consider it unlikely that it will suffer an adverse result should the court reactivate the case against R. H. Strasbaugh.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – Stock Compensation Plan

Litigation (continued)

In February 2007, the Company established the 2007 Share Incentive Plan (the “2007 Plan”), under which 2,000,000 shares of the Company’s common stock are available for issuance.  The 2007 Plan provides for the grant to employees, consultants and outside directors, of equity based awards including stock options and restricted shares of the Company’s common stock.  On July 22, 2009, the Company issued an offer to holders of outstanding stock options issued under the 2007 Plan (“Eligible Options”), to exchange their Eligible Options for shares of common stock of the Company on a 2 for 1 basis (the “Option Exchange Program”).  The offer expired on September 25, 2009.  As result of this offer, the Company accepted 1,008,000 stock options for exchange and cancellation, and issued 504,000 restricted shares of common stock.

Stock Options

Under the 2007 Plan, stock options have an exercise price per share determined by the plan administrator, provided that the exercise price will not be less than 85% or 100% of the fair market value of a share on the grant date in the case of non-statutory or incentive options, respectively. No granted option will have a term in excess of ten years. Options generally will become exercisable in one or more installments over a specified period of service measured from the grant date. However, options may be structured so that they will be immediately exercisable for any or all of the option shares.

Stock option grants to Company employees during 2009 and 2008 included options to purchase 57,800 shares of common stock with an exercise price of $0.26 per share on November 17, 2009, 65,000 shares of common stock with an exercise price of $0.65 per share on November 4, 2009, and 5,000 shares of common stock with an exercise price of $1.20 per share on October 10, 2008.  Stock option grants to certain members of the Company’s board of directors during 2009 and 2008 included options to purchase 54,000 shares of common stock with an exercise price of $1.10 on August 7, 2009, 18,000 shares of common stock with an exercise price of $1.10 on August 1, 2009, 40,836 shares of common stock with an exercise price of $1.38 per share on August 1, 2008, and 36,000 shares of common stock with an exercise price of $1.50 per share on April 25, 2008.  All options granted by the Company expire ten years from the date of issuance and vest over a period of three years. The fair values of options granted were calculated using the Black-Scholes option pricing model and the following:

	December 31,
	2009	2008
Options granted	194,800	81,836
Weighted-average stock price	$0.70	$1.42
Weighted-average exercise prices of stock options	$0.70	$1.42
Assumptions:
Weighted-average expected volatility	53%	49%
Weighted-average expected term (in years)	4.5 years	4.4 years
Risk-free interest rate	2.25%	3.51%
Expected dividend yield 0%	0%	0%

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – Stock Compensation Plans (continued)

Stock Options (continued)

The exercise prices of the options granted were determined based on the market price of the Company’s stock on the date of the grant. The fair value per share of the common stock on the date of grant was deemed to be equal to the closing selling price per share of the Company’s common stock at the close of regular hours trading on the OTC Bulletin Board on that date, as the price was reported by the National Association of Securities Dealers (currently, FINRA). The volatility and expected life for the options have been determined based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on United States treasury instruments whose terms are consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, FASB ASC Topic 718, “Compensation-Stock Compensation” requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  As a result, the Company uses estimated annual forfeiture rates based on classifications such as director grants and grants to different categories of employees.  Those estimates are revised using our judgment and based on actual results taking into account cancellations related to terminations, as applicable to each classification.

The status of the options under the 2007 Plan is summarized below:

	Shares	Weighted-Average Price	Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,338,000	$1.71	8.5	$—
Granted	81,836	$1.42
Forfeited	(92,420)	$1.71
Outstanding at December 31, 2008	1,327,416	$1.69	8.6	$—
Granted	194,800	$0.70
Cancelled (see “Restricted Stock” below)	(1,008,000)	$1.71
Forfeited	(79,570)	$1.58
Outstanding at December 31, 2009	434,646	$1.24	8.5	$—
Exercisable at December 31, 2009	153,439	$1.69	7.5	$—
Vested and expected to vest after December 31, 2009	364,517	$$1.27	8.4	$—

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – Stock Compensation Plans (continued)

Restricted Stock

As a result of the Option Exchange Program, the Company accepted and cancelled 1,008,000 Eligible Options in exchange for 504,000 shares of its restricted common stock, which were issued on October 12, 2009.  Fair value of this award on the grant date was $.25 per share.  The grant date fair value of the restricted stock award was determined by using the closing price of the Company’s common stock on September 24, 2009.

The excess of the aggregate grant date fair value of the Company’s restricted common stock of $126,000 over the fair value of the stock options canceled of $15,000 was added to the unamortized value of the options canceled on September 25, 2009, which amounted to $205,000.  The total of the unamortized value of the canceled options and the modification charge are being amortized over the vesting period of the restricted common stock.  The restricted shares vest on March 31, 2010.  At December 31, 2009, none of the 504,000 restricted shares had been forfeited and remained outstanding as of that date.

At December 31, 2009, the unamortized value of the restricted share award was approximately $53,000. The unamortized portion will be expensed over a weighted average period of three months.  For the year ended December 31, 2009, a cost of $58,000 was recognized in connection with the vesting of the restricted share award.

The Company’s executive officers were entitled to participate in the exchange offer, and as a group accounted for approximately 66% of the stock options exchanged and cancelled and 66% of the shares of restricted common stock issued in the offer.

The weighted average grant-date fair value of options granted during the year ended December 31, 2009 and 2008 was $0.33 and $0.63, respectively. As of December 31, 2009, a total of 1,061,354 common shares were available for future grants under the Company’s 2007 Plan.

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  The share based compensation expense for the year ended December 31, 2009 and 2008 was $541,000 and $453,000, respectively.  The share based compensation capitalized as part of inventory was insignificant at December 31, 2009 and 2008.  The breakdown of share-based compensation charges by category of expense was as follows:

	December 31,
	2009	2008
Selling, general and administrative	$374,000	$342,000
Research and development	$86,000	$64,000
Cost of goods sold	$81,000	$47,000

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – Stock Compensation Plans (continued)

Restricted Stock (continued)

At December 31, 2009, there were 153,439 shares vested under the 2007 Plan.  Compensation cost on non-vested awards of stock options and restricted stock that has not yet been recognized through December 31, 2009 and is expected to be recognized is as follows:

Year Ending December 31,
2010	$204,000
2011	24,000
2012	16,000
$244,000
NOTE 8 – Redeemable Convertible Series A Preferred Stock

Series A Preferred Stock Financing

On May 24, 2007, immediately after the closing of the Share Exchange Transaction, the Company entered into an agreement with 21 accredited investors for the sale by it in a private offering of 5,909,089 shares of its Series A Preferred Stock at a purchase price of $2.20 per share for gross proceeds of $13 million.   This transaction is referred to as the “Series A Preferred Stock Financing.” The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock. Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and antidilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share. The Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share. The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of our common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days. As of December 31, 2009, the shares of Series A Preferred Stock have not been subject to forced conversion.  The holders of Series A Preferred Stock vote together as a single class with the holders of the Company’s other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights. The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in our articles of incorporation, plus any accrued but unpaid dividends. The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 - Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

Prior to the implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exception,” effective January 1, 2009 (as described in Note 2) , the Series A Preferred Stock was carried at its fair value based on the gross proceeds from the sale less issuance costs, plus changes in the redemption value.  Changes in the redemption value of the Series A Preferred Stock are accreted over the period from the date of issuance to the earliest redemption date (May 24, 2012) using the interest method. The accretion of unpaid dividends and issuance costs for the year ended December 31, 2009 and 2008 was approximately $2,430,000 and $1,576,000, respectively.

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

Warrants

In connection with the Series A Preferred Stock Financing, the Company issued to the investors five-year warrants (“Investor Warrants”) to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. LLC and its assignees, five-year warrants (“Placement Warrants”) to purchase an aggregate of 385,434 shares of common stock. The Investor Warrants and the Placement Warrants are collectively referred to as the “Warrants.” The shares underlying the warrants are referred to as the “Warrant Shares.” The Investor Warrants and the Placement Warrants have an exercise price of $2.42 per share. The Investor Warrants are exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007. The Company recorded the $350,000 fair value of the warrants as issuance costs of the Series A preferred Stock Financing.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 - Redeemable Convertible Series A Preferred Stock (continued)

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

NOTE 9 - Stockholders’ Equity

Issuance of Restricted Shares

On October 12, 2009, the Company issued 504,000 shares of restricted common stock to holders of its employee stock options, in exchange for cancellation of options to purchase 1,008,000 shares of common stock (Note 7). The issuance was pursuant to the Company’s Option Exchange Program, in which employees were entitled to exchange options for Common Stock at the rate of two options for one share of common stock. The shares issued are subject to vesting, so that any of the shares issued to an employee who ceases to be employed on or before March 31, 2010 will be cancelled.  The options surrendered were exercisable at prices ranging from $1.20 to $1.71 per share. There was no other consideration given.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 - Stockholders’ Equity (continued)

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

The Company’s registration statement was declared effective by the SEC on November 6, 2008.  Included in accrued expenses on the accompanying balance sheet are penalties calculated based on the number of shares registered and the length of the default period as well as interest accrued at a rate of 10% per annum on the unpaid amount of liquidated damages under the agreement.  Total penalties and interest are estimated to be $244,000 and $223,000, at December 31, 2009 and 2008, respectively.

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:

	For the Year Ended
	December 31,
	2009	2008
Current:
Federal	$(11,000)	$—
State	(1,000)	—
Foreign	—	—
Deferred:	(12,000)	—
Federal	—	—
State	—	—
Foreign	—	—
	$(12,000)	$—

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – Income Taxes (continued)

The reconciliation of the Company’s expected tax rate to the effective tax rate is as follows:

	For the Year Ended
	December 31,
	2009	2008
Statutory federal rate	$(235,000)	$(1,533,000)
State income taxes, net of federal benefit	(36,000)	(179,000)
Nondeductible expenses	4,000	5,000
Change in valuation allowance	116,000	1,869,000
Other	139,000	(163,000)
	$(12,000)	$—

Deferred taxes consist of the following:

	December 31,
	2009	2008
Deferred tax assets
Accrued vacation	$142,000	$112,000
Allowance for doubtful accounts	5,000	86,000
Accrued warranty	117,000	52,000
Inventory reserve	1,620,000	1,361,000
Additional inventory costs	99,000	129,000
Other accruals	202,000	84,000
Stock based compensation	387,000	221,000
Federal net operating losses	9,696,000	9,458,000
State deferred income taxes	152,000	152,000
State net operating losses	880,000	858,000
Federal tax credits	311,000	311,000
Total deferred tax assets	13,611,000	12,824,000
Deferred tax liabilities
Derivative liabilities	(662,000)
Patent costs	(158,000)	(149,000)
Total deferred tax liabilities	(820,000)	(149,000)
Net deferred tax assets before valuation allowance	12,791,000	12,675,000
Valuation allowance	$(12,791,000)	$(12,675,000)
	None	None

The Company had federal and state net operating losses of approximately $27,686,000 and $10,303,000, respectively, at December 31, 2009, which begin to expire in 2019 for federal purposes.  Annual utilization of the federal net operating loss may be limited for federal tax purposes as a result of Internal Revenue Code Section 382 change of ownership rules.  The state net operating losses expire at various dates through 2029.

The Company has foreign tax credit, general business credit, and alternative minimum tax credit carryforwards of approximately $311,000 as of December 31, 2009.  The valuation allowance increased by approximately $116,000 during the year ended December 31, 2009.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – Income Taxes (continued)

Since January 1, 2007, the Company has accounted for its uncertain tax positions in accordance with FASB ASC 740-10, “Income Taxes.”  The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.  The Company made no adjustment to its amount of unrecognized tax benefits during 2009 or 2008.  The amount of unrecognized tax benefits was $0 as of December 31, 2009 and 2008.  The Company had no amount accrued for the payment of interest and penalties at December 31, 2009.

Included in the balance at December 31, 2009 are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Also included in the balance at December 31, 2009 is $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

The Company files income tax returns in the U.S. and various state jurisdictions. The Company is generally subject to examinations by U.S. federal and state tax authorities from 1999 to the present as the U.S. Company has historically generated federal and state tax losses and tax credits since 1999 which, if utilized in future periods, may subject some or all periods to examination.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and between the Registrant and R. H. Strasbaugh dated January 31, 2007 (1)
2.2	Amendment No. 1 to Share Exchange Agreement between the Registrant and R. H. Strasbaugh dated April 30, 2007 (1)
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (1)
4.1	Securities Purchase Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
4.2	Registration Rights Agreement dated May 24, 2007 by and among the Registrant and the investors who are parties thereto (1)
4.3	Specimen Common Stock Certificate (1)
4.4	Specimen Preferred Stock Certificate (1)
4.5	Form of Warrant dated May 24, 2007 issued by the Registrant to certain investors pursuant to the Securities Purchase Agreement filed as Exhibit 4.1 hereto (1)
4.6	Form of Placement Agent Warrant dated effective May 24, 2007 issued by the Registrant to B. Riley and Co. Inc. Inc. and its assignees (1)
4.7	Article IV of Amended and Restated Articles of Incorporation of Registrant (contained in Exhibit 3.1 to this Registration Statement) (1)
4.8	Form of Warrant Clarification Agreement by and among the Registrant and the investors who are parties thereto (2)
10.1	Strasbaugh 2007 Share Incentive Plan (#)(1)
10.2	Form of the Strasbaugh 2007 Share Incentive Plan Stock Option Grant Notice and Stock Option Agreement (#)(1)
10.3	Form of Indemnification Agreement for officers and directors (#)(1)
10.4	Executive Employment Agreement by and between the Registrant and Chuck Schillings (#)(1)
10.5	Executive Employment Agreement by and between the Registrant and Richard Nance (#)(1)
10.6	Employment Agreement by and between the Registrant and Alan Strasbaugh (#)(1)
10.7	License Agreement by and between Lam Research Corporation and R. H. Strasbaugh dated December 20, 2000 (1)
10.8	Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated August 23, 2004 (1)
10.9	Amendment to Loan Documents by and between Silicon Valley Bank and R. H. Strasbaugh dated February 28, 2007 (1)
10.10	Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated May 22, 2007 (1)
10.11	Amendment to Loan and Security Agreement by and between Silicon Valley Bank and R. H. Strasbaugh dated September 6, 2007 (3)
10.12	Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of May 1, 1990 (1)
10.13
Assignment dated April 14, 1995 by Larry Strasbaugh of his interest in the Standard Industrial Lease by and between Larry and Alan Strasbaugh and R. H. Strasbaugh dated as of May 1, 1990 to Alan and April Strasbaugh (1)

10.14	Agreement dated October 18, 2007 by and between B. Riley and Co. Inc. and R. H. Strasbaugh (3)
10.15	Assignment and Assumption Agreement dated May 24, 2007 by and among the Registrant, R. H. Strasbaugh and B. Riley and Co. Inc. (3)
10.16	Loan and Security Agreement dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (4)
10.17	Loan and Security Agreement (EXIM Facility) dated December 3, 2007 by and among Silicon Valley Bank, the Registrant and R. H. Strasbaugh (4)
10.18	Memorandum of Understanding dated December 1, 2006 by and between the Registrant and the 45th Research Institute the People’s Republic of China Electronic Technology Corporation (4)
14.1	Code of Ethics (1)
16.1	Letter on Change in Certifying Accountant (6)
21	Subsidiaries of the Registrant (1)
31.1	Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

*	Filed herewith.
(#)	This exhibit is a management contract or a compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s registration statement on Form SB-2 (Registration Statement No.: 333-144787).
(2)
Filed as an exhibit to Registrant’s registration statement on Form S-1/A (Amendment No. 8 to Form SB-2) (Registration Statement No. 333-144787) filed on October 1, 2008 and incorporated herein by reference.]

(3)	Incorporated by reference to Registrant’s registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on September 17, 2007.
(4)	Incorporated by reference to Registrant’s registration statement on Form SB-2/A (Registration Statement No.: 333-144787) filed on December 14, 2007.
(5)	Incorporated by reference to Registrant’s registration statement on Form S-1/A (Amendment No. 4 to Form SB-2) (Registration Statement No. 333-144787) filed on March 25, 2008.
(6)	Incorporated by reference to Registrant’s current report on Form 8-K filed on December 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2010.

STRASBAUGH

By:	/s/ CHUCK SHILLINGS
Chuck Shillings
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHUCK SCHILLINGS	President and Chief Executive Officer	March 31, 2010
Chuck Schillings	(principal executive officer)

/s/ RICHARD NANCE	Chief Financial Officer (principal financial officer	March 31, 2010
Richard Nance	and principal accounting officer)

/s/ ALAN STRASBAUGH	Chairman of the Board and Director	March 29, 2010
Alan Strasbaugh

/s/ WESLEY CUMMINGS	Director	March 30, 2010
Wesley Cummings

/s/ DANIEL O’HARE	Director	March 29, 2010
Daniel O’Hare

/s/ TOM WALSH	Director	March 31, 2010
Tom Walsh

/s/ MARTIN KULAWSKI	Director	March 31, 2010
Martin Kulawski

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002