Form 10-Q
period 2010-03-31
Strasbaugh
filed 2010-05-14
CIK 919583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-23576

STRASBAUGH
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0057484 (I.R.S. Employer Identification No.)

825 Buckley Road, San Luis Obispo, California (Address of principal executive offices)	93401 (Zip Code)

(805) 541-6424
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2010, there were 14,705,587 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 And 2009 (unaudited)	3

	Condensed Consolidated Statement Of Redeemable Convertible Preferred Stock and Shareholders’ Deficit for the Three Months Ended March 31, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 And 2009 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Item 4T.	Controls and Procedures	32

PART II
OTHER INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRASBAUGH AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)
(In thousands, except share data)

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$298	$1,240
Accounts receivable, net of allowance for doubtful accounts of $13 at March 31, 2010 and December 31, 2009	4,921	3,298
Inventories	3,277	5,256
Prepaid expenses	169	287
	8,665	10,081
PROPERTY, PLANT, AND EQUIPMENT	2,109	2,046
OTHER ASSETS
Capitalized intellectual property, net of accumulated amortization of $80 at March 31, 2010 and $82 at December 31, 2009	355	402
Other assets	28	28
	383	430
TOTAL ASSETS	$11,157	$12,557

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,173	$1,323
Accrued expenses	3,101	2,379
Customer deposits	1,371	3,997
Deferred revenue	48	48
	5,693	7,747
OTHER LIABILITIES
Preferred stock related embedded derivative and warrants	51	4
	5,744	7,751
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock (“Series A”), no par value, $15,334 aggregate preference in liquidation at March 31, 2010, 15,000,000 shares authorized, 5,909,089 shares issued and outstanding	11,857	11,203
SHAREHOLDERS’ DEFICIT
Preferred stock (“Participating”), no par value, 5,769,736 shares authorized, zero shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,705,587 and 14,201,587 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	56	56
Additional paid-in capital	23,298	23,776
Accumulated deficit	(29,798)	(30,229)
	(6,444)	(6,397)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$11,157	$12,557

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
REVENUES
Tools	$5,845	$497
Parts and Service	1,438	1,010

NET REVENUES	7,283	1,507

COST OF SALES
Tools	3,567	314
Parts and Service	981	706

TOTAL COST OF SALES	4,548	1,020

GROSS PROFIT	2,735	487

OPERATING EXPENSES
Selling, general and administrative expenses	1,707	960
Research and development	633	960
	2,340	1,920
INCOME (LOSS) FROM OPERATIONS	395	(1,433)

OTHER INCOME (EXPENSE)
Rental income	96	148
Interest income	—	4
Interest expense	(5)	(5)
Gain (Loss) on change in value of embedded derivative and warrants (Note 2)	(47)	1,608
Other expense, net	(6)	(12)
	38	1,743
INCOME BEFORE PROVISION FOR INCOME TAXES	433	310

PROVISION FOR INCOME TAXES	2	1

NET INCOME	$431	$309

NET (LOSS) PER COMMON SHARE
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,706	14,202
Diluted	14,706	14,202

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Deficit and Redeemable Convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock
Balance, December 31, 2009	5,909,089	$11,203	—	$—	14,705,587	$56	$23,776	$(30,229)	$4,806

Net income								431	431
Stock-based compensation expenses	—	—	—	—	—	—	176	—	176
Accretion of redeemable convertible preferred stock	—	351	—	—	—	—	(351)	—	—
Preferred stock dividend accumulated	—	303	—	—	—	—	(303)	—	—

Balance, March 31, 2010	5,909,089	$11,857	—	$—	14,705,587	$56	$23,298	$(29,798)	$5,413

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$431	$309
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90	90
Change in inventory reserve	3	(67)
Non-cash interest expense	5	5
Stock-based compensation	176	91
Loss (gain) on embedded derivative (Note 2)	42	(1,418)
Loss (gain) on warrants (Note 2)	5	(190)
Intellectual property impairment loss	51	—
Changes in assets and liabilities:
Accounts receivable	(1,623)	587
Inventories	1,976	57
Prepaid expenses, deposits and other assets	118	114
Accounts payable	(150)	(443)
Accrued expenses	717	93
Deferred revenue	—	(8)
Customer deposits	(2,626)	1,655
Net Cash (Used In) Provided By Operating Activities	(785)	875

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	—	175
Purchase of property and equipment	(145)	(114)
Capitalized cost for intellectual property	(12)	(10)
Net Cash (Used In) Provided By Investing Activities	(157)	51

NET CHANGE IN CASH AND CASH EQUIVALENTS	(942)	926
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,240	49
CASH AND CASH EQUIVALENTS, END OF PERIOD	$298	$975

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

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

The Company designs, manufactures, markets and sells precision surfacing systems and solutions for the global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, micro-electromechanical system (“MEMS”), light emitting diode (“LED”) and precision optics markets.  Products are sold to customers throughout the United States, Europe, and Asia and Pacific Rim countries.

Share Exchange Transaction

On May 24, 2007, Strasbaugh completed a share exchange transaction (the “Share Exchange Transaction”) with R. H. Strasbaugh a California corporation formerly known as Strasbaugh.  Upon completion of the Share Exchange Transaction, Strasbaugh acquired all of the issued and outstanding shares of R. H. Strasbaugh’s capital stock in exchange for an aggregate of 13,770,366 shares of Strasbaugh’s common stock.  The Share Exchange Transaction was accounted for as a recapitalization of R. H. Strasbaugh with R. H. Strasbaugh being the accounting acquiror.  As a result, the historical financial statements of R. H. Strasbaugh are the financial statements of the legal acquiror, Strasbaugh (formerly known as CTK Windup Corporation).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the related interim periods ended March 31, 2010 and 2009.  However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of increases and decreases in revenues and expenses during the reporting periods.  Actual results could differ from those estimates and those differences could be material. Significant estimates include the fair value of the Company’s common stock and the fair value of options, preferred stock related embedded derivatives and warrants to purchase common stock, provision for doubtful accounts receivable, inventory obsolescence, and depreciation and amortization. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 31,
	2010	2009
Cash paid for income taxes	$2,000	$1,000
Fair value accretion on redeemable convertible preferred stock	$351,000	$301,000
Preferred stock dividend	$303,000	$280,000

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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three months ended March 31, 2010 and 2009, the Company’s top 10 customers accounted for 95% and 72% of net revenues, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 71% and 11%, for the three months ended March 31, 2010 and 2009, respectively.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk (continued)

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company’s inability to collect receivables from these customers, could have a material adverse effect on the Company’s financial condition and results of operations.  As of March 31, 2010, the amount due from the major customers (over 10%) discussed above represented 42% of the Company’s total accounts receivable.

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

The Company’s assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

	Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Preferred stock related embedded derivative	$(46,000)	$—	$—	$(46,000)
Warrants	(5,000)	—	—	(5,000)
Total	$(51,000)	$—	$—	$(51,000)

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

Beginning January 1, 2009, the Company carried its Series A Preferred Stock related embedded derivative (the “Series A Conversion Feature”) and warrants issued to certain investors (“Investor Warrants,” described in Note 8) on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black-Scholes valuation model.  As of March 31, 2010, the assumptions used in the valuation of the Series A Conversion Feature included the Series A Preferred Stock conversion price of $2.20 and in the valuation of the Investor Warrants the conversion price of $2.42, as well as the Company’s stock price of $0.50, discount rate of 1.2%, and volatility of 51%.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Preferred Stock Related Embedded Derivative and Warrant Liabilities
	Three Months Ended
	March 31,
	2010	2009
Balance beginning of period	$4,000	$1,692,000
Total unrealized losses (gains)
Included in earnings	47,000	(1,608,000)
Included in other comprehensive income	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance end of period	$51,000	$84,000
The amount of total losses (gains) during period included in earnings attributable to the change in unrealized gains relating to liabilities still held at end of period	$47,000	$(1,608,000)

The Company has no assets measured at fair value on a recurring basis and there are no assets or liabilities measured at fair value on a nonrecurring basis.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Segment Information

The Company’s results of operations for the three months ended March 31, 2010 and 2009, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, MEMS, LED and precision optics industries.  Export sales represent approximately 43% and 16% of sales for the three months ended March 31, 2010 and 2009, respectively.

The geographic breakdown of the Company’s sales was as follows:

	Three Months Ended
	March 31,
	2010	2009
United States	57%	84%
Europe	6%	11%
Asia and Pacific Rim countries	37%	5%

The geographic breakdown of the Company’s accounts receivable was as follows:

	March 31,	December 31,
	2010	2009
United States	57%	61%
Europe	9%	7%
Asia and Pacific Rim countries	34%	32%

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are due from companies operating primarily in the global semiconductor, silicon wafer, electronics, precision optics, and aerospace industries located throughout the United States, Europe, Asia and the Pacific Rim countries. Credit is extended to both domestic and international customers based on an evaluation of the customer’s financial condition and generally collateral is usually not required. For international customers, additional evaluation steps are performed, where required, and more stringent terms, such as letters of credit, are used as necessary.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at March 31, 2010 and December 31, 2009 are reasonably stated.

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

The Company has evaluated its arrangements with customers and revenue recognition policies under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition-Multiple-Element Arrangements,” and determined that its components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  The Company’s revenue recognition policies for its specific units of accounting are as follows:

•	Tools – The Company recognizes revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

•	Parts – The Company recognizes revenue when the parts are shipped.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

•
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

•
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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Derivative Income

In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (Note 2), the Company is required to account for the Series A Conversion Feature and Investor Warrants as derivative liabilities.  The Company is required to mark to market each reporting quarter the value of the Series A Conversion Feature and Investor Warrants. The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the Series A Conversion Feature and Investor Warrants decrease) or as non-cash derivative expense (if the value of the Series A Conversion Feature and Investor Warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values will be the value of the Company’s Common Stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

Shipping Costs

During the three months ended March 31, 2010 and 2009, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $1,000 and $3,000, respectively. Freight and handling fees incurred by the Company of approximately $71,000 and $12,000 are included in cost of sales for the three months ended March 31, 2010 and 2009, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	For The Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$431,000	$309,000
Preferred stock accretion	(351,000)	(301,000)
Preferred stock dividend	(303,000)	(280,000)
Net loss available to common shareholders – basic	(223,000)	(272,000)
Adjustment to net loss for assumed conversions	—	—
Net loss available to common shareholders – diluted	$(223,000)	$(272,000)

	For the Three Months Ended
	March 31,
	2010	2009
Denominator:
Shares outstanding, beginning	14,705,587	14,201,587
Weighted-average shares issued	—	—
Weighted-average shares outstanding—basic	14,705,587	14,201,587
Effect of dilutive securities	—	—
Weighted-average shares outstanding—diluted	14,705,587	14,201,587

Shares of common stock issuable pursuant to the Series A Preferred Stock totaling 5,909,089 and 1,271,797 shares issuable pursuant to outstanding warrants for the three months ended March 31, 2010 and 2009 and shares issuable upon exercise of outstanding stock options totaling 434,646 and 1,339,166 as of March 31, 2010 and 2009, respectively, are excluded from the computation of diluted loss per common share because the Company had a net loss available to common shareholders for the periods and to include the representative share increments would be anti-dilutive.  Accordingly, for the three months ended March 31, 2010 and 2009, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Impacts of New Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance included in ASC 810-10-30, “Consolidation-Overall-Initial Measurement.”  This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance was effective for the Company on January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

As a result of the settlement provisions in the Series A Conversion Feature and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature was required to be bifurcated from its host and accounted for as a derivative instrument.  Also, as a result of the settlement provision in the Investor Warrants and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants were required to be accounted for as derivative instruments.  Accordingly, effective January 1, 2009, the Series A Conversion Feature and Investor Warrants are recognized as liabilities in the Company’s consolidated balance sheet.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 2 – Implementation of FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (continued)

The cumulative effect of this change in accounting principle was recognized as an adjustment to the opening balance of the Company’s equity on January 1, 2009.  The Series A Preferred Stock host  remains classified in temporary equity and stated at its fair value and the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on the Company’s consolidated balance sheet.  In addition, the Investor Warrants (as defined in Note 8) are recognized at fair value as a liability on the Company’s consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host.  The discount is accreted to the Series A Preferred Stock host from paid in capital, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

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

The fair values of the Series A Conversion Feature, included in the “Preferred stock related embedded derivative” liability and the Investor Warrants included in the “Warrants” liability, on the Company’s consolidated balance sheet at January 1, 2009, were estimated using the Black-Scholes model to be $1,493,000 and $199,000, respectively.

At March 31, 2009, the Company determined that, using the Black-Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined.  Accordingly, the Company recorded a “Gain on change in value of embedded derivative and warrants” and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liabilities of $1,418,000, and $190,000, respectively, for the period from January 1, 2009 to March 31, 2009.  For the three months ended March 31, 2009, the effect of the gain from these derivatives on income from continuing operations and net income was to change a net loss of $1,299,000 to net income of $309,000, and to reduce the net loss per common share from $0.13 to a net loss per common share of $0.02.

NOTE 3 – Management’s Plans

At March 31, 2010, the Company had an accumulated deficit of approximately $29,798,000 and has reported net losses for each of the three fiscal years ending December 31, 2009, 2008 and 2007.  The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its prior period losses.  Additionally, the decline in the semiconductor industry during 2007, 2008 and 2009 has added to those losses as revenues declined.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 3 – Management’s Plans (continued)

Management’s plans with respect to these matters include efforts to increase revenues through the sale of existing products and new technology and continuing to reduce or control certain operating expenses.  As a result of these efforts and due to some improvements in the semiconductor industry, the Company has achieved net income of $431,000 for the three months ended March 31, 2010.  Management believes that the Company’s current backlog and working capital is sufficient to maintain operations in the near term and that product development can be reduced or curtailed in the future to further manage cash expenditures if required.  There are no current plans to seek additional outside capital at this time. There are no assurances that the Company will achieve profitable operations in the future or that additional capital will be raised or obtained by the Company if cash generated from operations is insufficient to pay current liabilities.

NOTE 4 – Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Parts and raw materials	$5,321,000	$5,593,000
Work-in-process	1,639,000	1,655,000
Finished goods	16,000	1,704,000
	6,976,000	8,952,000
Inventory reserves	(3,699,000)	(3,696,000)
	$3,277,000	$5,256,000

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$2,283,000	$2,283,000
Shop and lab equipment	6,303,000	6,184,000
Transportation equipment	188,000	170,000
Furniture and fixtures	1,121,000	1,113,000
Computer equipment	2,326,000	2,326,000
	12,221,000	12,076,000
Less: accumulated depreciation and amortization	(10,112,000)	(10,030,000)
	$2,109,000	$2,046,000

Depreciation expense totaled approximately $82,000 and $83,000 for the three month periods ended March 31, 2010 and 2009, respectively.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 6 – Stock Compensation Plans

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  The share based compensation expense for the three months ended March 31, 2010 and 2009 was $176,000 and $91,000, respectively.  For the three months ended March 31, 2010 and 2009, the breakdown of share-based compensation charges by category of expense was as follows:
	Three Months Ended
	March 31,
	2010	2009
Selling, general and administrative	$131,000	$69,000
Research and development	$26,000	$13,000
Cost of goods sold	$19,000	$9,000

On July 22, 2009, the Company issued an offer to holders of outstanding stock options issued under the Company’s 2007 Share Incentive Plan (“Eligible Options”), to exchange their Eligible Options for shares of common stock of the Company on a 2 for 1 basis (the “Option Exchange Program”).  The offer expired on September 25, 2009.  As result of this offer, the Company accepted 1,008,000 stock options for exchange and cancellation, and issued 504,000 restricted shares of common stock on October 12, 2009.  All 504,000 restricted shares fully vested on March 31, 2010, and as of that date, the value of the restricted share award was fully amortized.  For the three months ended March 31, 2010, an incremental cost of $53,000 was recognized in connection with the vesting of the restricted share award.

As of March 31, 2010, there was $109,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 1.2 years.

NOTE 7 – Commitments and Contingencies

Litigation

The Company was joined as a party defendant in a cross-action in a lawsuit commenced in the California Superior Court for San Luis Obispo County between co-landlords and former spouses, Alan Strasbaugh and April Paletsas (formerly April Strasbaugh), concerning their respective rights in the San Luis Obispo facility in which the Company operates.  The lawsuit between the former spouses has been resolved, and as of the date of this report, the Company remains in possession of its San Luis Obispo facility under a written lease with Alan Strasbaugh. Mr. Strasbaugh’s former spouse, in her cross-action, claimed that the Company was responsible for the costs of repairs as a result of deferred maintenance to the facility’s roofing system and fire protection system, estimated at $750,000.  The cross-action asserted against the Company was stayed by the Court’s own action.  It is unlikely that the cross-action will be revived in light of the resolution of the primary action in favor of Mr. Strasbaugh.

Management continues to monitor the case and, should it be revived, intends to vigorously defend the case on its merits.  Management believes that the Company’s defenses are meritorious and considers it unlikely that it will suffer an adverse result.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 7 – Commitments and Contingencies (continued)

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

Lease Commitments

During 2009, the Company leased its manufacturing and sales facility from the chairman of the Company, who is a significant shareholder of the Company, and his former spouse.  The original term of the lease was 15 years and ended on April 30, 2005.  Under the original terms of the lease, the Company paid monthly lease payments and was liable for all property taxes, insurance, repairs, and maintenance.  Effective May 1, 2005, the Company exercised the holdover provision within the lease agreement which allowed the Company to remain the tenant on a month-to-month basis under the terms that existed at the end of the original lease term, as defined.  The holdover provision remained valid as long as the Company remained in possession and made timely monthly rent payments.  The monthly rent was $84,000 during 2009.

Effective January 4, 2010, the Company entered into a new lease agreement for its manufacturing and sales facility with the chairman and significant shareholder of the Company.  The term of the lease agreement is one year commencing January 4, 2010 and ending January 4, 2011.  Under the terms of the lease, the Company pays monthly lease payments and is liable for all property taxes, insurance, repairs, and maintenance.  The monthly rent is currently $84,000.  Rent expense under the Company’s shareholder lease totaled approximately $250,000 for the three months ended March 31, 2010 and 2009.

Sublease Agreement

The Company entered into two sublease agreements with unaffiliated third parties during 2008.  The first sublease agreement provides for monthly rent of approximately $24,000 and was to expire on February 28, 2010, this sublease was renewed and extended effective February 1, 2010 for an initial period of two years, and providing for monthly rent of approximately $21,000.  Subsequent to the period ended March 31, 2010 the second subtenant informed the Company they would be closing their business.   Strasbaugh is in the process of moving them out of the building.  Accrued rental income not collected has been expensed during the March 31, 2010 quarter.  Rental income totaled approximately $96,000 and $148,000 for the three month periods ended March 31, 2010 and 2009, respectively.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 8 – Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing(continued)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock.  Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share.  The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company’s 2007 Share Incentive Plan with exercise prices lower than the conversion price of the Series A Preferred Stock.  In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share.  The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company’s common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days.  As of March 31, 2010, the shares of Series A Preferred Stock have not been subject to forced conversion.  The holders of Series A Preferred Stock vote together as a single class with the holders of the Company’s other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock.  The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of common stock, such number of shares of common stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock.  On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights.  The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company’s articles of incorporation, plus any accrued but unpaid dividends.  The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

Warrants

In connection with the Series A Preferred Stock financing transaction, the Company issued to the investors five-year warrants (“Investor Warrants”) to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants (“Placement Warrants”) to purchase an aggregate of 385,434 shares of common stock. As of March 31, 2010, the Investor Warrants and the Placement Warrants (the “Warrants”) remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 9 – Equity

Registration Rights Agreement

The Company is obligated under a registration rights agreement related to the Series A Preferred Stock financing arrangement to file a registration statement with the Commission, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying the Investor Warrants, issued in connection with the Series A Preferred Stock financing. The registration obligations required, among other things, that a registration statement be declared effective by the Commission on or before October 6, 2007.  As the Company was unable to meet this obligation in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, the Company is required to pay to each investor liquidated damages equal to 1% per month of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company’s Series A Preferred Stock.  Accordingly, the maximum aggregate liquidation damages that the Company would be required to pay under this provision is $1,300,000.  However, the Company is not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act.

Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement were estimated and accrued at March 31, 2010 and December 31, 2009, in the amounts of $249,000 and $244,000, respectively.

NOTE 10 – Income Taxes

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. The provisions for the three months ended March 31, 2010 and 2009 are a result of minimum tax payments. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $27,081,000 and $9,705,000, respectively, at March 31, 2010, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforwards may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2029. Included in the balance at March 31, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at March 31, 2010, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the three month period ended March 31, 2010.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE 10 – Income Taxes (continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at March 31, 2010.

NOTE 11 – Subsequent Event

Subsequent to the period ended March 31, 2010 one of the subtenants in the Company’s building informed the Company they would be closing their business. The Company is in the process of moving this tenant out of the building and has recorded accrued rental income that was not collected from this tenant as an expense in its financial statements for the three months ended March 31, 2010.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;

•	our business strategy for expanding, maintaining or contracting our presence in these markets;

•
anticipated trends in our financial condition and results of operations, including the recent decline in sales which resulted in lower net revenues for 2009 and 2008 as compared to 2007 and the overall net losses for the years ended December 31, 2009, 2008 and 2007; and

•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We develop, manufacture, market and sell an extensive line of precision surfacing products including polishing, grinding and precision optics tools and systems, to customers in the semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, data storage, micro-electromechanical system, light emitting diode and precision optics markets worldwide.  Many of our products are used by our customers in the fabrication of semiconductors and silicon wafers.

Our net revenues increased by $5,776,000, or 383%, to $7,283,000 for the three months ended March 31, 2010 as compared to $1,507,000 for the three months ended March 31, 2009.  We reported net income of $431,000 for the three months ended March 31, 2010 as compared to a net income of $309,000 for the three months ended March 31, 2009.  Excluding the non-cash losses totaling $47,000 and the non-cash gains totaling $1,608,000, for the three months ended March 31, 2010 and 2009, respectively, on our preferred stock related embedded derivative and warrants, our net income increased by $1,777,000 during the three months ended March 31, 2010 compared to the same period in 2009. Our financial performance during the first three months of 2010 significantly improved over the same period in 2009 primarily due to the continuation of an economic recovery within the semiconductor industry which began during the fourth quarter of 2009 after a slowdown that began in late 2007.  As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions during 2008 and 2009.  We believe that the semiconductor industry is poised for additional growth during the remainder of 2010.  Our priority over the next several months is to continue to find ways to strengthen our balance sheet and conserve cash for working capital purposes.

Implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”

In June 2008, the FASB ratified guidance included in ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

As a result of the settlement provisions in our Series A Preferred Stock related embedded derivative (the “Series A Conversion Feature”) and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature was required to be bifurcated from its host and accounted for as a derivative instrument.  Also, as a result of the settlement provision in warrants issued to certain investors (“Investor Warrants,” described in Note 8 of our condensed consolidated financial statements) and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants were required to be accounted for as derivative instruments.  Accordingly, effective January 1, 2009, our Series A Conversion Feature and Investor Warrants are recognized as liabilities in our consolidated balance sheet.

The cumulative effect of this change in accounting principle was recognized as an adjustment to the opening balance of our equity on January 1, 2009.  The Series A Preferred Stock host remains classified in temporary equity and stated at its fair value and the fair value of the Series A Conversion Feature is bifurcated from the host instrument and recognized as a liability on our consolidated balance sheet.  In addition, the Investor Warrants are recognized at fair value as a liability on our consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the Series A Preferred Stock financing transaction, are recognized as a discount to the Series A Preferred Stock host.  The discount is accreted to the Series A Preferred Stock host from our paid in capital, over the period from the issuance date through the earliest redemption date of the Series A Preferred Stock.

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

At March 31, 2009, we determined that, using the Black-Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined.  Accordingly, we recorded a “Gain on change in value of embedded derivative and warrants” and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liabilities of $1,418,000, and $190,000, respectively, for the period from January 1, 2009 to March 31, 2009.  For the three months ended March 31, 2009, the effect of the gain from these derivatives on income from continuing operations and net income was to change a net loss of $1,299,000 to net income of $309,000, and to reduce the net loss per common share from $0.13 to a net loss per common share of $0.02.

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

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  We derive revenues principally from the sale of tools, parts and services.  We recognize revenue issued by the staff of the Securities and Exchange commission, or SEC, regarding revenue recognition.  Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured.  Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.  We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs.  Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

We have evaluated our arrangements with customers and revenue recognition policies under FASB ASC 605-25, “Revenue Recognition-Multiple-Element Arrangements,” and determined that our components of revenue are separate units of accounting.  Each unit has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of each unit, and there is no right to cancel, return or refuse an order.  Our revenue recognition policies for our specific units of accounting are as follows:

•	Tools – We recognize revenue once a customer has visited the plant and signed off on the tool or it has met the required specifications and the tool is completed and shipped.

•	Parts – We recognize revenue when the parts are shipped.

•
Service – Revenue from maintenance contracts is deferred and recognized over the life of the contract, which is generally one to three years.  Maintenance contracts are separate components of revenue and not bundled with our tools.  If a customer does not have a maintenance contract, then the customer is billed for time and material and we recognize revenue after the service has been completed.

•
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

Derivative Income. In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” we are required to account for the Series A Conversion Feature and Investor Warrants as derivative liabilities.  We are required to mark to market each reporting quarter the value of the Series A Conversion Feature and Investor Warrants. We revalue these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and our stock volatility, the primary cause of the change in the values will be the value of our common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

Litigation.  We account for litigation losses in accordance with FASB ASC 450-20, “Contingencies-Loss Contingencies.”  Under ASC 450-20, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could adversely affect our results of operations and cash flows from operating activities.

Series A Preferred Stock and Warrants. We evaluate our Series A Preferred Stock and Warrants (as defined in Note 8 of our condensed consolidated financial statements)  on an ongoing basis considering the provisions of FASB ASC Topic 480, “Distinguishing Liabilities from Equity” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments  The Series A Preferred Stock Conversion Feature and Warrants are evaluated considering the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•
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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

					Results as a Percentage
			Dollar	Percentage	of Net Revenues for the
	Three Months Ended		Variance	Variance	Three Months Ended
	March 31,		Favorable	Favorable	March 31,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(In thousands)
Net revenues	$7,283	$1,507	$5,776	383%	100%	100%
Cost of sales	4,548	1,020	(3,528)	(346)%	62%	68%
Gross profit	2,735	487	2,248	462%	38%	32%
Selling, general and administrative expenses	1,707	960	(747)	(78)%	24%	64%
Research and development expenses	633	960	327	34%	9%	64%
Income (loss) from operations	395	(1,433)	1,828	128%	5%	(96)%
Total other income	38	1,743	(1,705)	(98)%	1%	117%
Income from operations before income taxes	433	310	123	40%	6%	21%
Provision for income taxes	2	1	(1)	(100)%	0%	0%
Net income	$431	$309	$122	39%	6%	21%

Net Revenues.  Net revenues increased by $5,776,000, to $7,283,000 in the three months ended March 31, 2010 compared to the same period in 2009.  Sales of tool systems increased by $5,348,000, to $5,845,000, in the three months ended March 31, 2010 compared to $497,000 for the same period in 2009.  Revenue from parts and services increased by $428,000, to $1,438,000 in the three months ended March 31, 2010, compared to $1,010,000 for the same period in 2009.  Tool system revenues for the three months ended March 31, 2010 included a sale to a new customer totaling $2,850,000 which shipped in a prior period, accepted by the customer and payment collected in the first quarter of 2010.

Gross Profit.  The $2,248,000 increase in gross profit as well as the rise in gross margin to 38% in 2010 as compared to 32% for the same period in 2009 are substantially attributable to increased sales volume.  The low level of revenues and margins in the three months ended March 31, 2009 are reflective of the slowdown in the semiconductor industry during which customers delayed major purchasing decisions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $747,000 primarily as a result of the higher level of operating activities in the first three months of 2010.  Salaries and wages for the three months ended March 31, 2010 increased over the same period in 2009 primarily due to several weekly periods of plant shut-downs in 2009, and increased sales during the three months ended March 31, 2010 led to higher sales commissions in that period compared to the same period in 2009.  In addition, expenditures for travel and consulting services increased to support the increase in our operating activities, and share based compensation charges increased primarily as a result of the Option Exchange Program discussed in Note 6 to our condensed consolidated financial statements.

Research and Development Expenses.  The $327,000 decrease in research and development expense is primarily due to a decrease in research and development activities during the three months ended March 31, 2010 compared to the same period in 2009 during which we completed several significant projects.  We continue to conduct substantial on-going engineering improvements on existing product lines developed in past years, as well as efforts to develop new technology for our future.  We expect that research and development spending will increase during the remainder of 2010 as we complete the work on new technologies and position ourselves to launch new products.

Other Income (Expense).  The $1,705,000 decrease in other income is substantially the result of changes in the fair value of our preferred stock related embedded derivative and warrant liabilities which resulted in a non-cash loss of $47,000 for the three months ended March 31, 2010 compared to a non-cash gain of $1,608,000 during the first quarter of 2009 with respect to products shipped in a prior period that were accepted and paid for by the customer during the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $2,972,000, as compared to $2,334,000 at December 31, 2009.  This increase resulted primarily from our profitable operations during the first quarter of 2010.  Cash decreased by $942,000 during the first quarter of 2010 as working capital requirements increased in order to support the increased sales volume and operating activities we experienced during the first quarter.  At March 31, 2010 and December 31, 2009 we had an accumulated deficit of $29,798,000 and $30,229,000, respectively, and cash and cash equivalents of $298,000 and $1,240,000, respectively.

Our available capital resources at March 31, 2010 consisted primarily of approximately $298,000 in cash and cash equivalents and $4,921,000 in accounts receivable.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

Cash used in operating activities for the three months ended March 31, 2010 was $785,000, as compared to $875,000 of cash provided by operating activities for the three months ended March 31, 2009, and included net income of $431,000 and $309,000 for the three months ended March 31, 2010 and 2009, respectively.  Included in the results for the three months ended March 31, 2010 were non-cash charges for stock-based compensation of $176,000, depreciation and amortization of $90,000 and intellectual property impairment of $51,000, as well as non-cash losses of $47,000 from derivative liabilities.  Included in the results for the first quarter of 2009 was a non-cash gain of $1,418,000 from the derivative liabilities.  Material changes in assets and liabilities at March 31, 2010 occurring since December 31, 2009 that affected these results include:

•	an increase in accounts receivable of $1,623,000;

•	a decrease in customer deposits of $2,626,000.

•	an increase in inventory before reserves of $1,976,000; and

•	an increase in accrued expenses of $717,000.

Cash used in investing activities totaled $157,000 for the three months ended March 31, 2010 as compared to $51,000 of cash provided by investing activities for the three months ended March 31, 2009.  Included in the results for the three months ended March 31, 2010 are $145,000 of equipment purchases and $12,000 representing the capitalized cost of intellectual property.  The results for the three months ended March 31, 2009 included proceeds of $175,000 from the sales of investment securities.

There were no cash flows from financing activities during the three months ended March 31, 2010 or 2009.

On May 24, 2007, we issued to 21 accredited investors in our Series A Preferred Stock financing transaction an aggregate of 5,909,089 shares of our Series A Preferred Stock at a purchase price of $2.20 per share and five-year investor warrants, or Investor Warrants, to purchase an aggregate of 886,363 shares of common stock at an exercise price of $2.42 per share, for total gross proceeds of $13,000,000.  The Investor Warrants were initially exercisable 180 days after May 24, 2007.  We issued to the placement agent five-year placement warrants, or Placement Warrants, to purchase 385,434 shares of common stock at an exercise price of $2.42 per share in connection with the offering.

We were obligated under a registration rights agreement related to the Series A Preferred Stock financing to file a registration statement with the SEC, registering for resale shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying Investor Warrants, issued in connection with the Series A Preferred Stock financing. The registration obligations required, among other things, that a registration statement be declared effective by the SEC on or before October 6, 2007.  Because we were unable to have the initial registration statement declared effective by the SEC by October 6, 2007, we are generally required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on the date of the default and 1% of the amount paid by the investor for the underlying shares of common stock still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  However, we are not obligated to pay any liquidated damages with respect to any shares of common stock not included on the registration statement as a result of limitations imposed by the SEC relating to Rule 415 under the Securities Act. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our Series A Preferred Stock.  Accordingly, the maximum aggregate liquidation damages that we would be required to pay under this provision is $1.3 million.  As of March 31, 2010 the Company has accrued approximately $249,000 as liquidated damages and accrued interest.  Interest is accrued at 10% interest per annum on the liquidated damages until such time as the payment is made to the preferred shareholders.

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

Backlog

As of  May 10, 2010, we had a backlog of approximately $4.2 million.  Our backlog includes firm non-cancelable customer commitments for 7 tools and approximately $729,000 in parts and upgrades.  Management believes that all products currently in our backlog will be shipped by July 31, 2010.

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

In June 2009, the FASB issued guidance included in ASC 810-10-30, “Consolidation-Overall-Initial Measurement.” This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance was effective for us on January 1, 2010 and the adoption of this guidance did not have a material impact on our consolidated results of operations or financial condition.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity’s Own Stock,” which was primarily codified into FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application was not permitted. Implementation of this guidance has had a significant impact on our financial condition and results of operations (See discussion of the implementation of ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions above).

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Not Applicable.

ITEM 4T.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2010.  Based on that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2010.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit

Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRASBAUGH

Dated: May 14, 2010	By:	/s/ RICHARD NANCE
Richard Nance, Chief Financial Officer
(principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002