Form 10-Q
period 2010-06-30
Strasbaugh
filed 2010-08-16
CIK 919583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-23576

STRASBAUGH
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 825 Buckley Road, San Luis Obispo, California (Address of principal executive offices)	77-0057484 (I.R.S. Employer Identification No.) 93401 (Zip Code)

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

As of July 31, 2010, there were 14,705,587 shares of the issuer’s common stock issued and outstanding.

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

-i-

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Shareholders’ Deficit for the Six Months Ended June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2010 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Item 4T.	Controls and Procedures	34

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	(Removed and Reserved)	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		36

-ii-

ITEM 1.  FINANCIAL STATEMENTS

STRASBAUGH AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)
(In thousands, except share data)

ASSETS
	June 30,	December 31,
	2010	2009
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$1,095	$1,240
Accounts receivable, net of allowance for doubtful accounts of $13 at June 30, 2010 and December 31, 2009	4,302	3,298
Inventories	2,031	5,256
Prepaid expenses	196	287
	7,624	10,081
PROPERTY, PLANT, AND EQUIPMENT	2,066	2,046
OTHER ASSETS
Capitalized intellectual property, net of accumulated amortization of $86 at June 30, 2010 and $82 at December 31, 2009	361	402
Other assets	24	28
	385	430
TOTAL ASSETS	$10,075	$12,557

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$848	$1,323
Accrued expenses	2,972	2,379
Customer deposits	168	3,997
Deferred revenue	36	48
	4,024	7,747
OTHER LIABILITIES
Preferred stock related embedded derivative and warrants	170	4
	4,194	7,751
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock (“Series A”), no par value, $15,593 aggregate preference in liquidation at June 30, 2010, 5,909,089 shares authorized, 5,909,089 shares issued and outstanding	12,531	11,203
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 9,090,911 shares authorized, zero shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,705,587 and 14,705,587 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	56	56
Additional paid-in capital	22,640	23,776
Accumulated deficit	(29,346)	(30,229)
	(6,650)	(6,397)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$10,075	$12,557

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES
Tools	$3,755	$589	$9,600	$1,086
Parts and Service	2,252	1,206	3,690	2,216
NET REVENUES	6,007	1,795	13,290	3,302
COST OF SALES
Tools	2,631	458	6,198	772
Parts and Service	793	608	1,774	1,314
TOTAL COST OF SALES	3,424	1,066	7,972	2,086
GROSS PROFIT	2,583	729	5,318	1,216
OPERATING EXPENSES
Selling, general and administrative expenses	1,381	820	3,088	1,780
Research and development	770	1,026	1,403	1,986
	2,151	1,846	4,491	3,766
INCOME (LOSS) FROM OPERATIONS	432	(1,117)	827	(2,550)
OTHER INCOME (EXPENSE)
Rental income	117	144	213	292
Interest income	1	2	1	6
Interest expense	(5)	(6)	(10)	(11)
(Loss) gain on change in value of embedded derivative and warrants (Note 2)	(119)	(49)	(166)	1,559
Other income (expense), net	26	(19)	20	(31)
	20	72	58	1,815
INCOME (LOSS) BEFORE INCOME TAXES	452	(1,045)	885	(735)
INCOME TAX BENEFIT (EXPENSE)	—	14	(2)	13
NET INCOME (LOSS)	$452	$(1,031)	$883	$(722)
NET INCOME (LOSS) PER COMMON SHARE
Basic (Note 1)	$(0.02)	$(0.11)	$(0.03)	$(0.13)
Diluted (Note 1)	$(0.02)	$(0.11)	$(0.03)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,706	14,202	14,706	14,202
Diluted	14,706	14,202	14,706	14,202

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
(In thousands, except share data)

									Total
									Shareholders’
									Deficit and
	Redeemable								Redeemable
	Convertible						Additional		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock
Balance, December 31, 2009	5,909,089	$11,203	—	$—	14,705,587	$56	$23,776	$(30,229)	$4,806

Net income								883	883
Stock-based compensation expenses	—	—	—	—	—	—	192	—	192
Accretion of redeemable convertible preferred stock	—	715	—	—	—	—	(715)	—	—
Preferred stock dividend accumulated	—	613	—	—	—	—	(613)	—	—
Balance, June 30, 2010	5,909,089	$12,531	—	$—	14,705,587	$56	$22,640	$(29,346)	$5,881

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$883	$(722)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	172	187
Change in inventory reserve	(2)	51
Non-cash interest expense	10	11
Stock-based compensation	192	181
Loss (gain) on embedded derivative (Note 2)	148	(1,374)
Loss (gain) on warrants (Note 2)	18	(185)
Intellectual property impairment loss	51	—
Losses on sales of investment securities	—	6
Changes in assets and liabilities:
Accounts receivable	(1,004)	644
Inventories	3,227	135
Prepaid expenses, deposits and other assets	95	55
Accounts payable	(475)	(598)
Accrued expenses	583	(19)
Deferred revenue	(12)	(20)
Customer deposits	(3,829)	2,094
Net Cash Provided By Operating Activities	57	446
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	—	294
Purchase of property and equipment	(186)	(114)
Capitalized cost for intellectual property	(16)	(33)
Net Cash (Used In) Provided By Investing Activities	(202)	147
NET CHANGE IN CASH AND CASH EQUIVALENTS	(145)	593
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,240	49
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,095	$642

The accompanying notes are an integral part of these statements.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the related interim periods ended June 30, 2010 and 2009.  However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Supplemental Disclosure of Cash Flow Information
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash paid for income taxes	$—	$1,000	$2,000	$1,000
Fair value accretion on redeemable convertible preferred stock	$364,000	$312,000	$715,000	$613,000
Preferred stock dividend	$310,000	$286,000	$613,000	$566,000

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

The Company sells its products on credit terms, performs ongoing credit evaluations of its customers, and maintains an allowance for potential credit losses. During the three and six month periods ended June 30, 2010, the Company’s top 10 customers accounted for 82% and 84% of net revenues, respectively, and 65% and 59% for the three and six month periods ended June 30, 2009, respectively. Sales to major customers (over 10%) as a percentage of net revenues were 71% and 63%, for the three and six months ended June 30, 2010, respectively, and 31% and 23%, for the three and six month periods ended June 30, 2009, respectively.

A decision by a significant customer to substantially decrease or delay purchases from the Company, or the Company’s inability to collect receivables from these customers, could have a material adverse effect on the Company’s financial condition and results of operations.  As of June 30, 2010, the amount due from the major customers (over 10%) discussed above represented 68% of the Company’s total accounts receivable.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Assets and Liabilities

The carrying value of financial instruments approximates their fair values.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments.

The Company’s assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Preferred stock related embedded derivative	$(152,000)	$—	$—	$(152,000)
Warrants	(18,000)	—	—	(18,000)
Total	$(170,000)	$—	$—	$(170,000)

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Beginning January 1, 2009, the Company carried its Series A Preferred Stock related embedded derivative (the “Series A Conversion Feature”) and warrants issued to certain investors (“Investor Warrants,” described in Note 8) on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Black Scholes valuation model.  As of June 30, 2010, the assumptions used in the valuation of the Series A Conversion Feature included the Series A Preferred Stock conversion price of $2.20 and in the valuation of the Investor Warrants the conversion price of $2.42, as well as the Company’s stock price of $0.75, discount rate of 0.4%, and volatility of 51%.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Preferred Stock Related Embedded Derivative and Warrant Liabilities
	Six Months Ended
	June 30,
	2010	2009
Balance beginning of period	$4,000	$1,692,000
Total unrealized losses (gains)
Included in earnings	166,000	(1,559,000)
Included in other comprehensive income	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance end of period	$170,000	$133,000
The amount of total losses (gains) during period included in earnings attributable to the change in unrealized losses (gains) relating to liabilities still held at end of period	$166,000	$(1,559,000)

The Company has no assets measured at fair value on a recurring basis and there are no assets or liabilities measured at fair value on a nonrecurring basis.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Segment Information

The Company’s results of operations for the three and six months ended June 30, 2010 and 2009, represent a single segment referred to as global semiconductor and semiconductor equipment, silicon wafer and silicon wafer equipment, MEMS, LED, data storage and precision optics industries.  Export sales represent approximately 18% and 32% of sales for the three and six months ended June 30, 2010, respectively, and approximately 29% and 23% of sales for the three and six months ended June 30, 2009, respectively.

The geographic breakdown of the Company’s sales was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	82%	71%	68%	77%
Europe	4%	22%	5%	8%
Asia and Pacific Rim countries	14%	7%	27%	15%

The geographic breakdown of the Company’s accounts receivable was as follows:

	June 30,	December 31,
	2010	2009
United States	76%	61%
Europe	6%	7%
Asia and Pacific Rim countries	18%	32%

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

The Company estimates an allowance for uncollectible accounts receivable. The allowance for probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance for doubtful accounts at June 30, 2010 and December 31, 2009 are reasonably stated.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

•
Upgrades – The Company offers a suite of products known as “enhancements” which are generally comprised of one-time parts and/or software upgrades to existing Company and non-Company tools.  These enhancements are not required for the tools to function, are not part of the original contract and do not include any obligation to provide any future upgrades.  The Company recognizes revenue once these upgrades and enhancements are complete. Revenue is recognized on equipment upgrades when the Company completes the installation of the upgrade parts and/or software on the customer’s equipment and the equipment is accepted by the customer. The upgrade contracts cover a one-time upgrade of a customer’s equipment with new or modified parts and/or software. After installation of the upgrade, the Company has no further obligation on the contracts, other than standard warranty provisions.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Shipping Costs

During the three and six month periods ended June 30, 2010, freight and handling amounts billed to customers by the Company and included in revenues totaled approximately $0 and $1,000, respectively, and $3,000 and $8,000 for the three and six month periods ended June 30, 2009, respectively. Freight and handling fees incurred by the Company of approximately $10,000 and $81,000 are included in cost of sales for the three and six month periods ended June 30, 2010, respectively, and $17,000 and $29,000 for the three and six month periods ended June 30, 2009, respectively.

Foreign Currency Transactions

The accounts of the Company are maintained in U.S. dollars. Transactions denominated in foreign currencies are recorded at the rate of exchange in effect on the dates of the transactions. Balances payable in foreign currencies are translated at the current rate of exchange when settled.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period.  The net income available is computed by subtracting the preferred shareholders’ dividend and accreted interest from net income. Diluted net income (loss) per share is computed by using the treasury stock method and dividing net income available to common stockholders plus the effect of assumed conversions (if applicable) by the weighted average number of outstanding common shares after giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and convertible preferred stock, if any.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Reconciliations of the numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$452,000	$(1,031,000)	$883,000	$(722,000)
Preferred stock accretion	(364,000)	(312,000)	(715,000)	(613,000)
Preferred stock dividend	(310,000)	(286,000)	(613,000)	(566,000)
Net loss available to common shareholders – basic	(222,000)	(1,629,000)	(445,000)	(1,901,000)
Adjustment to net loss for assumed conversions	—	—	—	—
Net loss available to common shareholders – diluted	$(222,000)	$(1,629,000)	$(445,000)	$(1,901,000)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Denominator:
Shares outstanding, beginning	14,705,587	14,201,587	14,705,587	14,201,587
Weighted-average shares issued	—	—	—	—
Weighted-average shares outstanding—basic	14,705,587	14,201,587	14,705,587	14,201,587
Effect of dilutive securities	—	—	—	—
Weighted-average shares outstanding—diluted	14,705,587	14,201,587	14,705,587	14,201,587

Shares of common stock issuable pursuant to the Series A Preferred Stock totaling 5,909,089 and 1,271,797 shares issuable pursuant to outstanding warrants for the three and six months ended June 30, 2010 and 2009, and shares issuable upon exercise of outstanding stock options totaling 432,046 and 1,327,416 as of June 30, 2010 and 2009, respectively, are excluded from the computation of diluted loss per common share because the Company had a net loss available to common shareholders for the periods and to include the representative share increments would be anti-dilutive.  Accordingly, for the three and six months ended June 30, 2010 and 2009, basic and diluted net loss per common share is computed based solely on the weighted average number of shares of common stock outstanding during the period.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

At June 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined.  Accordingly, the Company recorded a “Gain on change in value of embedded derivative and warrants” and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liabilities of $1,374,000, and $185,000, respectively, for the period from January 1, 2009 to June 30, 2009.  The effect of the income from these derivatives on the loss from continuing operations and net loss for the six months ended June 30, 2009 was to reduce the net loss of $2,281,000 to a net loss of $722,000, and to reduce the net loss per common share from $0.24 to a net loss per common share of $0.13. For the three months ended June 30, 2009, the Company recorded a loss on the change in fair value of the embedded derivative and warrants and recorded a corresponding increase in the "Preferred stock related embedded derivative" and "Warrant" liability of $44,000 and $5,000, respectively. The effect of the expense from these derivatives on the loss from continuing operations and net loss for the three months ended June 30, 2009 was to increase the net loss of $982,000 to a net loss of $1,031,000, however, the expense had no effect on the net loss per common share.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 3 – Management’s Plans

At June 30, 2010, the Company had an accumulated deficit of approximately $29,346,000 and has reported net losses for each of its fiscal years ending December 31, 2009, 2008 and 2007.  The Company has invested substantial resources in product development, which has negatively impacted its cost structure and contributed to a significant portion of its prior period losses.  Additionally, the decline in the semiconductor industry during 2007, 2008 and 2009 has added to those losses as revenues declined.

Management’s plans with respect to these matters include efforts to increase revenues through the sale of existing products and new technology and continuing to reduce or control certain operating expenses.  As a result of these efforts and due to some improvements in the semiconductor industry, the Company has achieved revenues of $13,290,000 and net income of $883,000 for the six months ended June 30, 2010.  Management believes that the Company’s current backlog and working capital is sufficient to maintain operations in the near term and that product development can be reduced or curtailed in the future to further manage cash expenditures.  There are no current plans to seek additional outside capital at this time. There are no assurances that the Company will achieve profitable operations in the future or that additional capital will be raised or obtained by the Company if cash generated from operations is insufficient to pay current liabilities.

NOTE 4 – Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Parts and raw materials	$5,198,000	$5,593,000
Work-in-process	527,000	1,655,000
Finished goods	—	1,704,000
	5,725,000	8,952,000
Inventory reserves	(3,694,000)	(3,696,000)
	$2,031,000	$5,256,000

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$2,283,000	$2,283,000
Shop and lab equipment	6,313,000	6,184,000
Transportation equipment	188,000	170,000
Furniture and fixtures	1,152,000	1,113,000
Computer equipment	2,326,000	2,326,000
	12,262,000	12,076,000
Less: accumulated depreciation and amortization	(10,196,000)	(10,030,000)
	$2,066,000	$2,046,000

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 5 – Property, Plant and Equipment (continued)

Depreciation expense totaled approximately $84,000 and $84,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $166,000 and $167,000 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 6 – Stock Compensation Plans

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees requisite service period.  The share based compensation expense for the three month periods ended June 30, 2010 and 2009 was $16,000 and $90,000, respectively, and $192,000 and $181,000 for the six month periods ended June 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling, general and administrative	$10,000	$68,000	$140,000	$137,000
Research and development	$3,000	$13,000	$29,000	$25,000
Cost of goods sold	$3,000	$9,000	$23,000	$19,000

On July 22, 2009, the Company issued an offer to holders of outstanding stock options issued under the Company’s 2007 Share Incentive Plan (“Eligible Options”), to exchange their Eligible Options for shares of common stock of the Company on a 2 for 1 basis (the “Option Exchange Program”).  The offer expired on September 25, 2009.  As result of this offer, the Company accepted 1,008,000 stock options for exchange and cancellation, and issued 504,000 restricted shares of common stock on October 12, 2009.  All 504,000 restricted shares fully vested on March 31, 2010, and as of that date, the value of the restricted share award was fully amortized.  For the six months ended June 30, 2010, an incremental cost of $53,000 was recognized in connection with the vesting of the restricted share award.

As of June 30, 2010, there was $53,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted-average remaining recognition period of 0.4 years.

NOTE 7 – Commitments and Contingencies

Litigation

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

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 7 – Commitments and Contingencies (continued)

Lease Commitments

Effective January 4, 2010, the Company entered into a new lease agreement for its manufacturing and sales facility with the chairman, president, CEO and significant shareholder of the Company.  The term of the lease agreement is one year commencing January 4, 2010 and ending January 4, 2011.  Under the terms of the lease, the Company pays monthly lease payments and is liable for all property taxes, insurance, repairs, and maintenance.  The monthly rent is currently $84,000.  Rent expense under the Company’s shareholder lease totaled approximately $250,000 and $500,000 for the three and six month periods ended June 30, 2010 and 2009, respectively.

Sublease Agreement

The Company entered into two sublease agreements with unaffiliated third parties during 2008.  The first sublease agreement provided for monthly rent of approximately $24,000 and was to expire on February 28, 2010, this sublease was renewed and extended effective February 1, 2010 for an initial period of two years, and providing for monthly rent of approximately $21,000.  The second subtenant closed their business and vacated the premises in June 2010.  Rental income totaled approximately $117,000 and $144,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $213,000 and $292,000 for the six month periods ended June 30, 2010 and 2009, respectively.

Employment Agreement Termination

On June 25, 2010, the Company terminated the employment of its President and Chief Executive Officer (“Chief Executive”).  Under certain terms of the Company’s employment agreement with the Chief Executive, as a result of the termination of employment by the Company without cause, the Chief Executive is entitled to six months of his current base salary and a prorated incentive bonus for the fiscal year ending December 31, 2010, if any.  As a result of these and other provisions in the Chief Executive’s employment agreement the Company has accrued and expensed approximately $171,000 during the quarter ending June 30, 2010.  In addition, on June 25, 2010 the Company’s Board of Directors appointed Alan Strasbaugh, the Company’s Chairman of the Board, as the acting President and Chief Executive Officer of the Company.  Mr. Strasbaugh is also a significant shareholder and landlord of the Company (see “Lease Commitments” above).

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 8 – Redeemable Convertible Series A Preferred Stock (continued)

Series A Preferred Stock Financing (continued)

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Holders of the Series A Preferred Stock are entitled to semi-annual cumulative dividends payable in arrears in cash in an amount equal to 8% of the purchase price per share of the Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible by the holder at any time after its initial issuance at an initial conversion price of $2.20 per share such that one share of common stock would be issued for each share of Series A Preferred Stock.  Subject to certain exceptions, the conversion ratio is subject to customary antidilution adjustments and adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than $2.20 per share.  The conversion ratio is not subject to an antidilution adjustment as a result of stock option grants under the Company’s 2007 Share Incentive Plan with exercise prices lower than the conversion price of the Series A Preferred Stock.  In addition, the Company has no present intention to issue equity securities at a price equivalent of less than $2.20 per share.  The shares of Series A Preferred Stock are also subject to forced conversion, at a conversion price as last adjusted, anytime after May 24, 2008, if the closing price of the Company’s common stock exceeds 200% of the conversion price then in effect for 20 consecutive trading days.  As of June 30, 2010, the shares of Series A Preferred Stock have not been subject to forced conversion.  The holders of Series A Preferred Stock vote together as a single class with the holders of the Company’s other classes and series of voting stock on all actions to be taken by its shareholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock.  The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of common stock, such number of shares of common stock sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock.  On or after May 24, 2012 the holders of then outstanding shares of our Series A Preferred Stock will be entitled to redemption rights.  The redemption price is equal to the per-share purchase price of the Series A Preferred Stock, which is subject to adjustment as discussed above and in the Company’s articles of incorporation, plus any accrued but unpaid dividends.  The Series A Preferred Stock contain provisions prohibiting certain conversions of the Series A Preferred Stock.

Warrants

In connection with the Series A Preferred Stock financing transaction, the Company issued to the investors five-year warrants (“Investor Warrants”) to purchase an aggregate of 886,363 shares of common stock and issued to its placement agent, B. Riley and Co. Inc. and its assignees, five-year warrants (“Placement Warrants”) to purchase an aggregate of 385,434 shares of common stock. As of June 30, 2010, the Investor Warrants and the Placement Warrants (the “Warrants”) remain outstanding and have an exercise price of $2.42 per share. The Investor Warrants became exercisable beginning 180 days after May 24, 2007 and the Placement Warrants became immediately exercisable upon issuance on May 24, 2007.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

The Company’s registration statement was declared effective by the SEC on November 6, 2008.  Based on the number of shares registered and the length of the default period, the penalties and interest under the agreement were estimated and accrued at June 30, 2010 and December 31, 2009, in the amounts of $254,000 and $244,000, respectively.

NOTE 10 – Income Taxes

The Company estimates its income tax expense for interim periods using an estimated annual effective tax rate. The provision for the six months ended June 30, 2010 is a result of minimum tax payments and the benefits recognized in 2009 resulted from refunds of prior year tax payments. The Company has a valuation allowance covering its deferred tax assets, including its net operating loss carryforwards, because management believes that it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $26,538,000 and $9,169,000, respectively, at June 30, 2010, which will begin to expire in 2019 for federal purposes. Annual utilization of the federal net operating loss carryforwards may be limited for federal tax purposes as a result of an Internal Revenue Code Section 382 change in ownership rules. The state net operating loss carryforwards expire at various dates through 2029. Included in the balance at June 30, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at June 30, 2010, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company made no adjustment to its amount of unrecognized tax benefits during the six month period ended June 30, 2010.

STRASBAUGH AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

NOTE 10 – Income Taxes (continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at June 30, 2010.

NOTE 11 – Subsequent Event

None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;

•	our business strategy for expanding, maintaining or contracting our presence in these markets;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

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

Our net revenues increased by $4,212,000, or 235%, to $6,007,000 for the three months ended June 30, 2010 as compared to $1,795,000 for the three months ended June 30, 2009 and increased by $9,988,000, or 302%, to $13,290,000 for the six months ended June 30, 2010 as compared to $3,302,000 for the six months ended June 30, 2009.  We reported net income of $452,000 for the three months ended June 30, 2010 as compared to a net loss of $1,031,000 for the three months ended June 30, 2009 and net income of $883,000 for the six months ended June 30, 2010 as compared to a net loss of $722,000 for the six months ended June 30, 2009.  Excluding the non-cash losses totaling $166,000 and the non-cash gains totaling $1,559,000, for the six months ended June 30, 2010 and 2009, respectively, on our preferred stock related embedded derivative and warrants, our net income increased by $3,330,000 during the six months ended June 30, 2010 compared to the same period in 2009. Our financial performance during the three and six months ended June 30, 2010 improved significantly over the same periods in 2009 as the semiconductor industry began showing signs of recovery in late 2009 from the slowdown that began in 2007, and as we began receiving and fulfilling orders for our new product offerings.  As a result of the industry slowdown, we experienced a substantial decline in tool system sales as customers delayed major purchasing decisions during 2009.  We believe that the semiconductor industry is poised for additional growth throughout the remainder of 2010.  Our priority over the next several months is to continue to find ways to strengthen our balance sheet and conserve cash for working capital purposes.

Implementation of Financial Accounting Standards Board Accounting Standards Codification 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”

In June 2008, the Financial Accounting Standards Board, (“FASB” ratified guidance included in Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity’s own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

As a result of the settlement provisions in our Series A Preferred Stock related embedded derivative (the “Series A Conversion Feature”) and the application of ASC 815-40-15, effective January 1, 2009, the Series A Conversion Feature was required to be bifurcated from its host and accounted for as a derivative instrument.  Also, as a result of the settlement provision in warrants issued to certain investors (“Investor Warrants” described in Note 8 of our condensed consolidated financial statements) and the application of ASC 815-40-15, effective January 1, 2009, the Investor Warrants were required to be accounted for as derivative instruments.  Accordingly, effective January 1, 2009, our Series A Conversion Feature and Investor Warrants are recognized as liabilities in our consolidated balance sheet.

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

At June 30, 2009, we determined that, using the Black Scholes model, the fair value of the preferred stock related embedded derivative and the investor warrants had declined.  Accordingly, we recorded a “Gain on change in value of embedded derivative and warrants” and recorded a corresponding reduction in the “Preferred stock related embedded derivative” and “Warrant” liabilities of $1,374,000, and $185,000, respectively, for the period from January 1, 2009 to June 30, 2009.  The effect of the income from these derivatives on the loss from continuing operations and net loss for the six months ended June 30, 2009 was to reduce the net loss of $2,281,000 to a net loss of $722,000, and to reduce the net loss per common share from $0.24 to a net loss per common share of $0.13.  For the three months ended June 30, 2009, we recorded a loss on the change in fair value of the embedded derivative and warrants and recorded a corresponding increase in the "Preferred stock related embedded derivative" and "Warrant" liability of $44,000 and $5,000, respectively. The effect of the expense from these derivatives on the loss from continuing operations and net loss for the three months ended June 30, 2009 was to increase the net loss of $982,000 to a net loss of $1,031,000, however, the expense had no effect on the net loss per common share.

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

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  We derive revenues principally from the sale of tools, parts and services.  We recognize revenue pursuant to guidance issued by the staff of the Securities and Exchange Commission, or SEC, covering revenue recognition.  Revenue is recognized when there is persuasive evidence an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collection of the related receivable is reasonably assured.  Selling arrangements may include contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title.  We recognize revenue upon shipment of products or performance of services and defer recognition of revenue for any amounts subject to acceptance until such acceptance occurs.  Provisions for the estimated future cost of warranty are recorded at the time the products are shipped.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
					Results as a Percentage
			Dollar	Percentage	of Net Revenues for the
	Three Months Ended		Variance	Variance	Three Months Ended
	June 30,		Favorable	Favorable	June 30,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(In thousands)
Net revenues	$6,007	$1,795	$4,212	235%	100%	100%
Cost of sales	3,424	1,066	(2,358)	(221)%	57%	59%
Gross profit	2,583	729	1,854	254%	43%	41%
Selling, general and administrative expenses	1,381	820	(561)	(68)%	23%	46%
Research and development expenses	770	1,026	256	25%	12%	57%
Income (loss) from operations	432	(1,117)	1,549	139%	8%	(62)%
Total other income	20	72	(52)	(72)%	0%	4%
Income (loss) before income taxes	452	(1,045)	1,497	143%	8%	(58)%
Income tax benefit	—	14	(14)	(100)%	—	1%
Net income (loss)	$452	$(1,031)	$1,483	144%	8%	(57)%

Net Revenues.  Net revenues increased by $4,212,000, to $6,007,000 in the second quarter of 2010 compared to the same period in 2009.  Sales of tool systems increased by $3,166,000, to $3,755,000, in the second quarter of 2010 compared to $589,000 for the same period in 2009.  Revenue from parts and services increased by $1,046,000, to $2,252,000 in the second quarter of 2010, compared to $1,206,000 for the same period in 2009.  The low levels of revenue in the second quarter of 2009 are reflective of the slowdown in the semiconductor industry during which customers delayed major purchasing decisions.

Gross Profit.  The $1,854,000 increase in gross profit as well as the rise in gross margin to 43% in the second quarter of 2010 as compared to 41% for the same period in 2009 are substantially attributable to increased sales volume as well as price increases on parts and machines.  The low levels of gross profit in the second quarter of 2009 are reflective of the slowdown in the semiconductor industry during which customers delayed major purchasing decisions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $561,000 primarily as a result of the higher level of sales commissions and operating activities in the second quarter of 2010 as compared to the same period in 2009.  Salaries and wages increased in 2010 compared to 2009 primarily due to several weekly periods of plant shut-downs in 2009.  Sales commissions increased approximately $112,000 in the second quarter of 2010 compared to the same period in 2009 as a result of higher sales volume in 2010.  Severance costs related to the termination of an executive’s employment agreement in June 2010 totaled approximately $171,000 and contributed to the increase in the selling, general and administrative expense during the quarter.

Research and Development Expenses.  The $256,000 decrease in research and development expense reflects the lower level of development effort during the second quarter of 2010 compared to the same period in 2009 as several significant projects were completed in 2009.  We continue to conduct substantial on-going engineering improvements on existing product lines, as well as efforts to develop new technology.  We expect that research and development spending will increase during the remainder of 2010 as we complete the work on new technologies and position ourselves to launch new products in the future.

Other Income (Expense).  The $52,000 decrease in other income was primarily due to non-cash losses from the change in value of our embedded derivative and warrants totaling $119,000 in the second quarter of 2010 as compared to losses of $49,000 in the same period in 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

					Results as a Percentage
					of Net Revenues for the
	Six Months Ended		Dollar	Percentage	Six Months Ended
	June 30,		Variance	Variance	June 30,
	2010	2009	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
		(In thousands)
Net revenues	$13,290	$3,302	$9,988	302%	100%	100%
Cost of sales	7,972	2,086	(5,886)	(282)%	60%	63%
Gross profit	5,318	1,216	4,102	337%	40%	37%
Selling, general and administrative expenses	3,088	1,780	(1,308)	(73)%	23%	54%
Research and development expenses	1,403	1,986	583	29%	11%	60%
Income (loss) from operations	827	(2,550)	3,377	132%	6%	(77)%
Total other income	58	1,815	(1,757)	(97)%	1%	55%
Income (loss) before income taxes	885	(735)	1,620	220%	7%	(22)%
Income tax (expense) benefit	(2)	13	(15)	(115)%	—	—
Net income (loss)	$883	$(722)	$1,605	222%	7%	(22)%

Net Revenues.  Net revenues increased by $9,988,000 to $13,290,000 in the first half of 2010 compared to the same period in 2009.  Sales of tool systems increased by $8,514,000 to $9,600,000, in the first half of 2010 compared to $1,086,000 for the same period in 2009.  Revenue from parts sales and services increased by $1,474,000 to $3,690,000, in the first half of 2010, compared to $2,216,000 for the same period in 2009.  The low levels of revenues for the six months ended June 30, 2009 are reflective of the slowdown in the semiconductor industry during which customers delayed major purchasing decisions.

Gross Profit.  The $4,102,000 increase in gross profit as well as the rise in gross margin to 40% in the first half of 2010 as compared to 37% for the same period in 2009 are substantially attributable to increased sales volume in 2010.  The low levels of gross profit for the six months ended June 30, 2009 are reflective of the slowdown in the semiconductor industry during which customers delayed major purchasing decisions.

Selling, General and Administrative Expenses.  The $1,308,000 increase in selling, general and administrative expenses is primarily a result of the higher level of sales commissions and operating activities in the first half of 2010 compared to the same period in 2009.  Salaries and wages for the first half of 2010 increased over the same period in 2009 primarily due to several weekly periods of plant shut-downs in 2009 and a higher headcount in 2010.  Sales commissions increased approximately $439,000 in the first half of 2010 as a result of the substantial increase in revenues compared to the same period in 2009.  In addition, severance costs related to the termination of an executive’s employment agreement in June 2010 totaled approximately $171,000, and travel, consulting services, and royalty expenses increased in the first half of 2010 as compared to the same period in 2009.

Research and Development Expenses.  The $583,000 decrease in research and development expense during the first half of 2010 compared to the same period in 2009 as several significant projects were completed in 2009.  We continue to conduct substantial on-going engineering improvements on existing product lines, as well as efforts to develop new technology.  We expect that research and development spending will increase during the second half of 2010 as we complete the work on new technologies and position ourselves to launch new products.

Other Income (Expense).  The $1,757,000 decrease in other income was primarily due to non-cash gains totaling $1,559,000 resulting from the decrease in the fair value of our preferred stock related embedded derivative and warrant liabilities during the first half of 2009 compared to the $166,000 of non-cash losses on the change in value of these derivatives during the first half of 2010.

  Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $3,600,000, as compared to $2,334,000 at December 31, 2009.  This increase resulted primarily from our profitable operations during the first six months of 2010.  Cash decreased $145,000 during the first half of 2010 primarily as a result of investments in property and equipment, which decrease was, somewhat offset by a small amount of cash generated from operating activities.  At June 30, 2010 and December 31, 2009 we had an accumulated deficit of $29,346,000 and $30,229,000, respectively, and cash and cash equivalents of $1,095,000 and $1,240,000, respectively.

Our available capital resources at June 30, 2010 consisted primarily of approximately $1,095,000 in cash and cash equivalents and $4,302,000 in accounts receivable.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, and future debt and/or equity financings, if any.

Cash provided by operating activities for the six months ended June 30, 2010 was $57,000, as compared to $446,000 for the six months ended June 30, 2009, and included net income of $883,000 and a net loss of $722,000 for the six months ended June 30, 2010 and 2009, respectively.  Included in the results for the first half of 2010 were non-cash charges for stock-based compensation of $192,000, depreciation and amortization of $172,000, intellectual property impairment of $51,000, as well as non-cash losses of $166,000 from derivative liabilities.  Included in the results for the first half of 2009 was a non-cash gain of $1,559,000 from the derivative liabilities.  Material changes in assets and liabilities at June 30, 2010 occurring since December 31, 2009 that affected these results include:

•	an increase in accounts receivable of $1,004,000;

•	a decrease in customer deposits of $3,829,000; and

•	A decrease in inventory before reserves of $3,227,000.

Cash used in investing activities totaled $202,000 for the six months ended June 30, 2010 as compared to $147,000 of cash provided by investing activities for the six months ended June 30, 2009.  These results for the six months ended June 30, 2010 include $186,000 of equipment purchases and $16,000 representing the capitalized cost of intellectual property.  The results for the six months ended June 30, 2009 included proceeds of $294,000 from the sales of investment securities.

There were no cash flows from financing activities in the first six months of 2010 or 2009.

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

Backlog

As of August 6, 2010, we had a backlog of approximately $7.2 million.  Our backlog includes firm non-cancelable customer commitments for 15 tools and approximately $721,000 in parts and upgrades.  Management believes that all products currently in our backlog will be shipped by January 31, 2011.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (Or an Embedded Feature) is Indexed to an Entity’s Own Stock,” which was primarily codified into FASB ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity.”  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application was not permitted. Implementation of this guidance has had a significant impact on our financial condition and results of operations. (See discussion of the implementation of ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions above.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2010.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.  There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable.

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

STRASBAUGH

Dated: August 15, 2010	By:	/s/ RICHARD NANCE
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